Form 10-Q
period 2013-06-30
FOX FACTORY HOLDING CORP
filed 2013-09-19
CIK 1424929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36040

Fox Factory Holding Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1647258
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

915 Disc Drive Scotts Valley, CA	95066
(Address of Principal Executive Offices)	(Zip Code)

(831) 274-6500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 18, 2013, there were 36,317,087 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fox Factory Holding Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184	$15
Accounts receivable (net of allowance for doubtful accounts of $452 and $440 at June 30, 2013 and December 31, 2012, respectively)	40,379	25,224
Inventory	51,015	34,255
Prepaids and other current assets	4,517	2,242
Deferred tax assets	3,622	3,405

Total current assets	99,717	65,141
Property and equipment, net	12,475	11,789
Loan fees, net—related party	1,440	1,665
Goodwill	31,372	31,372
Intangibles, net	29,471	32,153

Total assets	$174,475	$142,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,167	$19,551
Accrued expenses	10,165	10,156
Liability reserve for uncertain tax positions	8,252	7,292
Current portion of long-term debt—related party	3,000	3,000

Total current liabilities	56,584	39,999
Line of credit—related party	23,758	750
Long-term debt, less current portion—related party	38,742	55,500
Deferred rent	1,045	1,132
Deferred tax liabilities	14,342	15,155

Total liabilities	134,471	112,536

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value—69,675,000 authorized as of June 30, 2013 and December 31, 2012; 33,459,944 shares issued and outstanding as of June 30, 2013 and December 31, 2012;	33	33
Additional paid-in capital	50,297	49,169
Accumulated other comprehensive income	22	1
Accumulated deficit	(10,348)	(19,619)

Total stockholders’ equity	40,004	29,584

Total liabilities and stockholders’ equity	$174,475	$142,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fox Factory Holding Corp.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Sales	$70,316	$60,721	$125,194	$106,392
Cost of sales	49,951	44,275	89,114	76,847

Gross profit	20,365	16,446	36,080	29,545
Operating expenses:
Sales and marketing	3,478	2,961	6,762	6,137
Research and development	2,588	2,393	4,942	4,769
General and administrative	2,815	2,895	5,489	4,847
Amortization of purchased intangibles	1,341	1,329	2,682	2,633

Total operating expenses	10,222	9,578	19,875	18,386

Income from operations	10,143	6,868	16,205	11,159
Other expense, net:
Interest expense	(997)	(637)	(1,953)	(870)
Other income (expense), net	(52)	(255)	(19)	(301)

Other expense, net	(1,049)	(892)	(1,972)	(1,171)

Income before income taxes	9,094	5,976	14,233	9,988
Provision for income taxes	3,373	1,659	4,962	3,031

Net income	$5,721	$4,317	$9,271	$6,957

Earnings per share:
Basic	$0.17	$0.14	$0.28	$0.23
Diluted	$0.17	$0.14	$0.27	$0.23
Weighted average shares used to compute earnings per share:
Basic	33,460	30,946	33,460	30,640
Diluted	34,667	31,153	34,670	30,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fox Factory Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income	$5,721	$4,317	$9,271	$6,957
Other comprehensive income:
Foreign currency translation adjustments	28	—	21	—

Other comprehensive income	28	—	21	—

Comprehensive income	$5,749	$4,317	$9,292	$6,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fox Factory Holding Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$9,271	$6,957
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,813	3,455
Provision for doubtful accounts	12	62
Stock-based compensation	1,128	1,351
Excess tax benefit from exercise of stock options	—	(5,516)
(Gain) loss on disposal of property and equipment	(7)	250
Deferred taxes	(70)	(681)
City of Watsonville loan credit	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(15,167)	(16,369)
Inventory	(16,760)	(16,980)
Income taxes receivable	—	1,670
Prepaids and other current assets	168	(261)
Other assets	225	(1,469)
Accounts payable	14,243	19,037
Accrued expenses	(790)	(878)
Deferred rent	(87)	766

Net cash used in operating activities	(4,021)	(8,610)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,817)	(3,114)
Proceeds from sale of property and equipment	7	—
Purchase of intangible assets	—	(835)

Net cash used in investing activities	(1,810)	(3,949)

FINANCING ACTIVITIES:
Payments for deferred offering costs	(271)	—
Proceeds from equity issuance	—	7,204
Excess tax benefit from exercise of stock options	—	5,516
Dividends paid	—	(67,000)
Proceeds on related party line of credit	31,858	27,135
Payments on related party line of credit	(8,850)	(6,189)
Proceeds from issuance of related party debt	—	60,000
Repayment of related party debt	(16,758)	(13,839)

Net cash provided by financing activities	5,979	12,827

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	21	—
CHANGE IN CASH AND CASH EQUIVALENTS	169	268
CASH AND CASH EQUIVALENTS—Beginning of period	15	114

CASH AND CASH EQUIVALENTS—End of period	$184	$382

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,937	$2,042
Cash paid for interest	$1,655	$462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fox Factory Holding Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

Fox Factory Holding Corp. (the “Company”) is a designer, manufacturer and marketer of high end suspension products for mountain bikes and powered vehicles, which includes all-terrain vehicles, snowmobiles and other off-road vehicles. The Company acts both as a tier one supplier to leading action sports original equipment manufacturers (“OEM”) and provides aftermarket products to retailers and distributors (“AM”).

Basis of Presentation— The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on August 8, 2013 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair presentation of the interim periods presented.

Principles of Consolidation— These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates— The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

Certain Significant Risks and Uncertainties—The Company is subject to those risks common in manufacture-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one large financial institution. The Company has not experienced any losses in such accounts.

The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. In aggregate, as of June 30, 2013, three customers accounted for 48%, of accounts receivable. In aggregate, as of December 31, 2012 three customers accounted for 36% of accounts receivable.

During the three months ended June 30, 2013, two customers represented 21% and 12% of the Company’s sales for such period. During the three months ended June 30, 2012, two customers represented 18% and 10% of the Company’s sales for such period. During the six months ended June 30, 2013 and 2012, one customer represented 18% and 13%, of the Company’s sales for such period.

The Company purchased approximately 54% and 55% of its product components for the three months ended June 30, 2013 and 2012, respectively, from ten vendors. The Company purchased approximately 51%, and 54% of its product components for the six months ended June 30, 2013 and 2012, respectively, from ten vendors. As of June 30, 2013 and December 31, 2012 amounts due to these vendors represented approximately 32% and 43% of accounts payable, respectively.

Warranties — The Company offers limited warranties on its products for one to two years. The Company recognizes estimated costs related to warranty activities as a component of cost of sales upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim.

3. Inventory

Inventory consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2013	2012
Raw materials	$37,640	$25,822
Work-in-process	2,316	1,460
Finished goods	11,059	6,973

Total inventory	$51,015	$34,255

4. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2013	2012
Machinery and manufacturing equipment	$12,395	$11,099
Office equipment and furniture	3,892	4,095
Transportation equipment	1,454	1,315
Leasehold improvements	5,075	4,729

Total	22,816	21,238
Accumulated depreciation	(10,341)	(9,449)

Net property and equipment	12,475	$11,789

Depreciation expense was approximately $0.6 million and $0.4 for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

5. Intangible Assets, net

Intangible assets, excluding goodwill, are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
June 30, 2013:
Customer relationships OEM	$7,400	$(3,392)	$4,008	11
Customer relationships AM	4,300	(2,956)	1,344	7
Core technology	32,500	(22,344)	10,156	7
Patents	835	(172)	663	5

Total	45,035	(28,864)	16,171
Trademarks, not subject to amortization			13,300

Total			$29,471

December 31, 2012:
Customer relationships OEM	$7,400	$(3,083)	$4,317	11
Customer relationships AM	4,300	(2,688)	1,612	7
Core technology	32,500	(20,313)	12,187	7
Patents	835	(98)	737	5

Total	45,035	(26,182)	18,853
Trademarks, not subject to amortization			13,300

Total			$32,153

Amortization of intangibles was approximately $1.3 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively and $2.7 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2013	2012
Payroll and related expenses	$3,696	$5,256
Warranty (2)	3,995	4,582
Related party—Compass(1)	366	292
Income tax payable	2,099	9
Other accrued expenses	9	17

Total	$10,165	$10,156

(1)	Activity relates to interest and management fees payable to Compass.
(2)	Activity related to warranties is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Beginning warranty liability	$4,058	$2,764	$4,582	$2,799
Charge to cost of sales	911	848	1,687	1,429
Costs incurred	(974)	(755)	(2,274)	(1,371)

Ending warranty liability	$3,995	$2,857	$3,995	$2,857

7. Related Party Transactions

During fiscal year 2008, The Company entered into a credit agreement with its majority stockholder, Compass Group Diversified Holdings LLC, (Compass) which provided a revolving line of credit facility and a term loan facility (“Prior Credit Facility”). Amounts outstanding under the Prior Credit Facility were $65.5 million and $59.3 million as of June 30, 2013 and December 31, 2012, respectively. Interest expense on the Prior Credit Facility was approximately $1.0 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively and $1.9 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. In addition, there were annual management fees of $0.1 million paid to an affiliate of Compass for the three months ended June 30, 2013 and 2012 and $0.3 million for the six months ended June 30, 2012 and 2013. In August 2013, the Company repaid all loans to the majority stockholder and cancelled the management fee arrangement (see Note 14 – Subsequent Events)

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder, director, and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Payments made under this lease were $0.3 million and $0.3 million for each of the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

8. Debt

Line of Credit

In connection with the acquisition of Fox Factory, Inc. on January 4, 2008, the Company obtained a $22 million revolving line of credit from Compass, the majority stockholder as part of the Prior Credit Facility. The line of credit was scheduled to mature in January 2014, or such earlier date pursuant to an event of default as defined in the agreement. In March 2011, the amount available under the line of credit was increased to $28.0 million. The line of credit carried an interest rate of 6.5%, as of June 30, 2013 and 6.75% as of December 31, 2012. The balance under the line of credit as of June 30, 2013 and December 31, 2012 of $23.8 million and $0.8 million, respectively, was classified as a long-term liability as the maturity date is June 2018.

Term-Debt

In January 2008, the Company obtained a $20.0 million Term B Loan Commitment (“Term B”) from Compass, the majority stockholder as part of the Prior Credit Facility. The Term B loan had a maturity date of January 4, 2015, or such earlier date pursuant to an event of default as defined in the respective agreement. As of December 31, 2012, the Term B loan was paid in full.

In June 2012, the Company performed a recapitalization of debt with Compass. The Prior Credit Facility was amended to (i) provide for Term A loan borrowings of $60.0 million and an increase to the revolving loan commitment of $2.0 million, increasing the total available under the Line of Credit to $30.0 million, (ii) extend the maturity dates of the term loans under the Prior Credit Facility to June 18, 2018, and (iii) modify borrowing rates under the Prior Credit Facility to a fluctuating rate between 3.50% and 5.50% above either LIBOR or the Prime Rate, respectively, whichever is more favorable for the Company.

The Prior Credit Facility contained financial covenants, with which the Company was in compliance at June 30, 2013 and December 31, 2012. The Company’s obligations under the Prior Credit Facility with Compass were collateralized by the Company’s right, title and interest in the Company’s net assets except for certain excluded intangible assets as defined in the collateral agreement with Compass. In August 2013, in connection with its initial public offering the Company repaid all indebtedness due under the Prior Credit Facility and the Prior Credit Facility was terminated (see Note 14 – Subsequent Events).

Long-term debt and the related current portion consist of the following (in thousands):

	As of June 30,	As of December 31,
	2013	2012
Term A loan	$41,742	$58,500

Less current portion	(3,000)	(3,000)

Total	$38,742	$55,500

9. Commitments and Contingencies

Operating Leases—The Company has operating lease agreements for office, research and development, and sales and marketing space that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $0.7 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively and $1.5 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. See Note 7, for additional information on related party operating leases.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statements of comprehensive loss, or condensed consolidated statements of cash flows.

10. Stock-Based Compensation

Stock Option Plan—As of June 30, 2013, the Company has two stock option plans (the “Plans”). The Company’s Plans have authorized 7,706,055 shares of the Company’s common stock for options, which may be granted to employees or directors of any subsidiary of the Company. Options have various vesting schedules. Shares under the Plans are available for grant from authorized, but unissued or reacquired, shares of the Company.

The Plans are administered by the Board of the Company or, if established by the Board, the Compensation Committee of the Board, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price; and (iv) the duration of the option. Options granted under the Plans generally vest over five years and expire no later than 10 years from the date of grant.

Stock option activity under the Plans was as follows:

	Number of shares outstanding	Weighted- average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2012	2,501,885	$4.88	9	$6,828
Options granted (weighted average fair value of $2.59 per share)	9,290	7.59

Balance at June 30, 2013	2,511,175	$4.88	8	$22,910

Options vested and expected to vest—June 30, 2013	2,511,175	$4.88	8	$22,910

Options exercisable—June 30, 2013	936,426	$4.00	6	$9,363

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $9.9 million for the three months ended June 30, 2012, $11.3 million for the six months ended June 30, 2012.

In the third quarter of 2013, the board of directors and stockholders of the Company adopted the Company’s 2013 Omnibus Plan, which became effective upon completion of the IPO and which serves as the successor to The Plans (see Note14 – Subsequent Events).

Employee Stock-Based Compensation—The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model using the single-option award approach with the weighted average assumptions set forth below. The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. Estimated volatilities are based on an analysis of comparable companies and the Company’s leverage. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury strips maturing at the expected option term. Although the Company paid a dividend as part of the recapitalization, the Company does not intend to pay cash dividends in the future, as such, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience.

The assumptions used to value stock-based awards granted to employees and to members of the board of directors were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Expected term (years)	—	5.5-6.5	5.5	5.5-6.5
Volatility	—	35-36%	36%	35-36%
Risk-free interest rate	—	0.68-1.06%	0.79%	0.61-1.36%
Dividend yield	—	—	—	—

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Cost of sales	$8	$—	$8	$—
Sales and marketing	43	38	76	71
Research and development	12	11	29	14
General and administrative	363	999	1,015	1,266

Total	$426	$1,048	$1,128	$1,351

11. Earnings Per Share

Earnings Per Share—Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options, which are reflected in diluted earnings per share by application of the treasury stock method.

The following table presents the calculation of basic and diluted earnings per share (in thousands except earnings per share):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income	$5,721	$4,317	$9,271	$6,957

Weighted average shares used to compute basic earnings per share	33,460	30,946	33,460	30,640
Dilutive effect of employee stock plans	1,207	207	1,210	278

Weighted average shares used to compute diluted earnings per share	34,667	31,153	34,670	30,918

Earnings per share:
Basic	$0.17	$0.14	$0.28	$0.23
Diluted	$0.17	$0.14	$0.27	$0.23

The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three months ended June 30, 2013 or the six months ended June 30, 2013 and 2012, as none of these shares would have been antidilutive. The Company excluded 513,000 options from the calculation for the three months ended June 30, 2012 as they were antidilutive.

12. Income Taxes

The provision for income taxes for the three months ended June 30, 2013 and 2012 was $3.4 million and $1.7 million, respectively. Effective tax rates were 37.1% and 27.8% for the three months ended June 30, 2013 and 2012, respectively. The provision for income taxes for the six months ended June 30, 2013 and 2012 was $5.0 million and $3.0 million, respectively. Effective tax rates were 34.9% and 30.3% for the six months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rates for the three and six months ended June 30, 2013 was primarily caused by a one-time benefit in the three months ended June 30, 2012 for the disqualifying disposition of incentive stock options.

13. Segments

The Company has determined that it has a single operating and reportable segment. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table summarizes total sales generated by geographic location of the customer (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
United States	$26,448	$23,853	$45,353	$41,763
International	43,868	36,868	79,841	64,629

Total Sales	$70,316	$60,721	$125,194	$106,392

The Company’s long-lived assets by geographic location are as follows:

	June 30, 2013	December 31, 2012
United States	$12,026	$11,429
International	449	360

Total long-lived assets	$12,475	$11,789

14. Subsequent Events

Initial Public Offering

On August 13, 2013, the Company completed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857,143 shares of common stock and the selling stockholders sold a total of 7,000,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36.2 million from its sale of 2,857,143 shares of common stock after deducting underwriting discounts and commissions and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt under its Prior Credit Facility (see Note 8 – Debt). In connection with the IPO, the Company entered into a new credit facility with SunTrust Bank and the other lenders named therein (New Credit Facility) and borrowed $28.5 million thereunder. Of such borrowings, $21.6 million was used to pay off the Company’s remaining indebtedness that was then due under the Prior Credit Facility, and the remaining amount of such borrowings was used to pay IPO related fees and expenses and provide additional working capital. The New Credit Facility provides for a $60.0 million revolving credit line with interest at a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or a note based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. As part of terminating the Prior Credit Facility, the Company will recognize in the third quarter of 2013 a non-cash expense of approximately $1.4 million related to unamortized loan origination costs.

In the third quarter of 2013, the board of directors and stockholders of the Company adopted the Company’s 2013 Omnibus Plan, which became effective upon completion of the IPO and which serves as the successor to The Plans. The 2013 Omnibus Plan now serves as the sole plan under which the Company will make equity-based awards to its employees, directors and consultants.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on August 8, 2013. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” section included in Part II, Item 1A of this Quarterly Report on Form 10-Q and the “Cautionary Note Regarding Forward-Looking Statements” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, the terms “FOX,” the “company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Fox Factory Holding Corp. and its wholly-owned operating subsidiary, Fox Factory, Inc., on a consolidated basis.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to develop new and innovative products in our current end-markets;

•	our ability to leverage our technologies and brand to expand into new categories and end-markets;

•	our ability to increase our aftermarket penetration;

•	our ability to accelerate international growth;

•	our ability to improve operating and supply chain efficiencies;

•

our future financial performance, including our sales, cost of sales, gross profit or gross margins, operating expenses, ability to generate positive cash flow and ability to maintain our profitability;

•	our ability to maintain our premium brand image and high-performance products;

•	our ability to maintain relationships with the professional athletes and race teams we sponsor;

•	our transition of the majority of our mountain bike manufacturing operations to Taiwan and our expectations related to such transition;

•	our ability to selectively add additional dealers and distributors in certain geographic markets;

•	the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences;

•	changes in demand for high-end suspension and ride dynamics products;

•	our ability to successfully identify, evaluate and manage potential acquisitions and to benefit from such acquisitions; and

•	future economic or market conditions.

We caution you that the forward-looking statements highlighted above do not encompass all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview

We are a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, or Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We currently sell to over 150 OEMs and distribute our products to more than 2,300 retail dealers and distributors worldwide.

We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of ride dynamics products. Our products fall into the following two categories:

•	mountain bikes; and

•	powered vehicles, including Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.

A significant portion of our sales are dependent on the demand for high-end or premium priced mountain bikes and their suspension components. In the six months ended June 30, 2013 and 2012, approximately 65% of our sales was attributable to sales of suspension products for mountain bikes and approximately 35% of our sales were attributable to sales of suspension products for powered vehicles.

Our domestic sales totaled $45.4 million and $41.8 million, or 36% and 39% of our total sales in the six months ended June 30, 2013 and 2012, respectively. Our international sales totaled $79.8 million and $64.6 million, or 64% and 61% of our total sales in the six months ended June 30, 2013 and 2012, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into mountain bikes that are assembled at international locations and then shipped back to the United States.

Initial Public Offering

On August 13, 2013, the Company completed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857,143 shares of common stock and the selling stockholders sold a total of 7,000,000 shares of common stock (including the shares sold pursuant to the exercise of the options granted to the underwriters) at an initial public offering price to the public of $15.00 per share. From the IPO the Company estimates that it received net proceeds of approximately $36.2 million from its sale of 2,857,143 shares of common stock after deducting underwriting discounts and commissions and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

The Company used the net proceeds it received in the IPO to pay down indebtedness under its prior credit facility (Prior Credit Facility) with Compass Group Diversified Holdings LLC (Compass), its majority stockholder. In connection with the IPO, the Company entered into a new credit facility with SunTrust Bank and the other lenders identified therein (New Credit Facility) and borrowed $28.5 million thereunder. Of such borrowings, $21.6 million was used to pay off the Company’s remaining indebtedness that was then due under the Prior Credit Facility and the Prior Credit Facility was terminated, and the remaining amount of such borrowings was used to pay IPO related fees and expenses and provide additional working capital. In connection with terminating the Prior Credit Facility, the Company will recognize in the third quarter of 2013 a non-cash expense of approximately $1.4 million related to unamortized loan origination costs.

Effective August 13, 2013 we terminated the Management Services Agreement with an affiliate of Compass, under which we paid $0.5 million in management fees in each of the years ended December 31, 2010, 2011 and 2012. Such fees were paid quarterly in arrears and other than paying $58,000 for the accrued but unpaid amount for the quarter during which the IPO closed, no separate termination fee was due under this agreement when it was terminated. We expect the elimination of such management fees following the completion of the IPO will help to offset a portion of the additional significant legal, insurance and financial costs we will incur as a result of becoming a public company. In the near term, we anticipate that our general and administrative expenses will increase both in terms of absolute dollars and when expressed as a percentage of sales as we incur additional expenses, including those associated with becoming a public company.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, our allowance for doubtful accounts, inventory, goodwill and intangible assets, warranty, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus.

Results of operations

The table below summarizes our results of operations for the three months ended June 30, 2013 and 2012 for the six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Sales	$70,316	$60,721	$125,194	$106,392
Cost of sales	49,951	44,275	89,114	76,847

Gross profit	20,365	16,446	36,080	29,545
Operating expenses:
Sales and marketing	3,478	2,961	6,762	6,137
Research and development	2,588	2,393	4,942	4,769
General and administrative	2,815	2,895	5,489	4,847
Amortization of purchased intangibles	1,341	1,329	2,682	2,633

Total operating expenses	10,222	9,578	19,875	18,386

Income from operations	10,143	6,868	16,205	11,159
Other expense, net:
Interest expense	(997)	(637)	(1,953)	(870)
Other income (expense), net	(52)	(255)	(19)	(301)

Total other expense, net	(1,049)	(892)	(1,972)	(1,171)

Income before income taxes	9,094	5,976	14,233	9,988
Provision for income taxes	3,373	1,659	4,962	3,031

Net income	$5,721	$4,317	$9,271	$6,957

The following table sets forth our gross profit as well as our operating and other income and expenses and other information for the periods presented, expressed as a percentage of total sales (certain items may not foot due to rounding).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	72.9	71.2	72.2

Gross profit	29.0	27.1	28.8	27.8
Operating expenses:
Sales and marketing	4.9	4.9	5.4	5.8
Research and development	3.7	3.9	3.9	4.5
General and administrative	4.0	4.8	4.4	4.6
Amortization of purchased intangibles	1.9	2.2	2.1	2.5

Total operating expenses	14.5	15.8	15.9	17.3
Income from operations	14.4	11.3	12.9	10.5
Other expense, net:
Interest expense	(1.4)	(1.0)	(1.6)	(0.8)
Other income (expense), net	(0.1)	(0.4)	*	(0.3)

Total other expense, net	(1.5)	(1.4)	(1.6)	(1.1)
Income before income taxes	12.9	9.8	11.4	9.4
Provision for income taxes	4.8	2.7	4.0	2.8

Net income	8.1%	7.1%	7.4%	6.5%

*	Represents less than 0.1%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Sales

Sales for the three months ended June 30, 2013 increased approximately $9.6 million, or 15.8%, compared to the same period in 2012. Sales of mountain bike and powered vehicle products increased 17.7% and 12.3%, respectively, for the three months ended June 30, 2013 compared to the comparable prior year period. Sales growth was primarily driven by sales to OEMs which increased $7.2 million to $54.5 million during the three months ended June 30, 2013 compared to $47.3 million for the same period in 2012. The increase in sales to OEMs was largely driven by increased specification, or spec, positions with our OEM customers. The remaining increase in sales totaling $2.4 million reflects increased sales to aftermarket customers in the three months ended June 30, 2013 compared to the same period in 2012. The increase in sales to aftermarket customers is primarily due to higher end user demand for our products.

Cost of sales

Cost of sales for the three months ended June 30, 2013 increased approximately $5.7 million, or 12.8% compared to the same period in 2012. The increase in cost of sales was due to increased sales during the three months ended June 30, 2013 when compared to the same period in 2012. For the three months ended June 30, 2013 our gross margin was 29.0% compared to 27.1% for the same period in 2012. We attribute the improvement in our gross profit margin primarily to our cost initiatives designed to improve our operating efficiencies.

Operating expenses

Operating expenses for the three months ended June 30, 2013 increased approximately $0.6 million, or 6.7%, over the same period in 2012. When expressed as a percentage of sales, operating expenses declined to 14.5% of sales for the three months ended June 30, 2013 compared to 15.8% of sales in the same period in 2012.

Within operating expenses, our sales and marketing expenses increased in the three months ended June 30, 2013 by $0.5 million to $3.5 million from $3.0 million in the same period in 2012 primarily due to increases of personnel related expenditures of approximately $0.3 million and other marketing related expenses of $0.2 million.

Our research and development expenses increased in the three months ended June 30, 2013 by $0.2 million to $2.6 million from $2.4 million in the same period in 2012 as we experienced increases in personnel related expenses of approximately $0.1 million and project and prototype expenses of approximately $0.1 million in the three months ended June 30, 2013 compared to the same period in 2012.

Our general and administrative expenses decreased in the three months ended June 30, 2013 by $0.1 million to $2.8 million from $2.9 million in the same period in 2012. The decrease was primarily due to a decrease of $0.6 million in stock compensation expenses which was partially offset by an increase of $0.2 million in personnel related expenses and $0.3 million in other non-personnel expenses.

Amortization of purchased intangible assets increased slightly in the three months ended June 30, 2013 compared to the same period in 2012 due to the acquisition of intellectual property.

Income from operations

Income from operations for the three months ended June 30, 2013 increased approximately $3.3 million, or 47.7%, compared to income from operations in the same period in 2012. The increase in income from operations was primarily the result of our increase in gross profit of $3.9 million partially offset by increases in operating expenses in total of $0.6 million.

Other expense, net

Other expense, net for the three months ended June 30, 2013 increased by approximately $0.1 million to $1.0 million in the three months ended June 30, 2013 compared to $0.9 million in the same period in 2012. Within other expense, net, interest expense increased in the three months ended June 30, 2013 by $0.3 million primarily due to increased average borrowings under our credit facility. Other income (expense), net for the three months ended June 30, 2013 decreased $0.2 million from the same period in 2012 due to a $0.2 million loss on the disposition of fixed assets that occurred in the three months ended June 30, 2012 which did not reoccur in the three months ended June 30, 2013.

Income tax expense

Income tax expense for the three months ended June 30, 2013 increased by approximately $1.7 million to $3.4 million compared to income tax expense of $1.7 million in the same period in 2012. Effective tax rates were 37.1% and 27.8% for the three months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rates for the three months ended June 30, 2013 was primarily caused by a benefit in the three months ended June 30, 2012 for the disqualifying disposition of incentive stock options which did not reoccur in the three months ended June 30, 2013.

Net income

As a result of the factors discussed above, our net income increased $1.4 million, or 32.5%, to $5.7 million in the three months ended June 30, 2013 from $4.3 million for the same period in 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Sales

Sales for the six months ended June 30, 2013 increased approximately $18.8 million, or 17.7%, compared to the same period in 2012. Sales of mountain bike and powered vehicle products increased 17.1% and 18.7%, respectively, for the six months ended June 30, 2013 compared to the comparable prior year period. Sales growth was primarily driven by sales to OEMs which increased $14.9 million to $98.2 million during the six months ended June 30, 2013 compared to $83.3 million for the same period in 2012. The increase in sales to OEMs was largely driven by increased specification, or spec, positions with our OEM customers. The remaining increase in sales totaling $3.9 million reflects increased sales to aftermarket customers in the six months ended June 30, 2013 compared to the same period in 2012. The increase in sales to aftermarket customers is primarily due to higher end user demand for our products.

Cost of sales

Cost of sales for the six months ended June 30, 2013 increased approximately $12.3 million, or 16.0% compared to the same period in 2012. The increase in cost of sales was due to increased sales during the six months ended June 30, 2013 when compared to the same period in 2012. For the six months ended June 30, 2013 our gross margin was 28.8% compared to 27.8% for the same period in 2012. We attribute the improvement in our gross profit margin primarily to our cost initiatives designed to improve our operating efficiencies.

Operating expenses

Operating expenses for the six months ended June 30, 2013 increased approximately $1.5 million, or 8.1%, over the same period in 2012. When expressed as a percentage of sales, operating expenses declined to 15.9% of sales for the six months ended June 30, 2013 compared to 17.3% of sales in the same period in 2012.

Within operating expenses, our sales and marketing expenses increased in the six months ended June 30, 2013 by $0.7 million to $6.8 million from $6.1 million in the same period in 2012 primarily due to increases of personnel related expenditures of approximately $0.5 million and other marketing related expenses of $0.1 million.

Our research and development expenses increased in the six months ended June 30, 2013 by $0.1 million to $4.9 million from $4.8 million in the same period in 2012 primarily due to increases in personnel related expenses.

Our general and administrative expenses increased in the six months ended June 30, 2013 by $0.7 million to $5.5 million from $4.8 million in the same period in 2012. The increase was primarily due to an increase in personnel related expenses of $0.5 million and an increase of $0.3 million of non–personnel expenses. These increases were offset by a decrease of $0.2 million in stock-based compensation expenses.

Amortization of purchased intangible assets increased slightly in the six months ended June 30, 2013 compared to the same period in 2012 due to the acquisition of intellectual property.

Income from operations

Income from operations for the six months ended June 30, 2013 increased approximately $5.0 million, or 45.2%, compared to income from operations in the same period in 2012. The increase in income from operations was primarily the result of our increase in gross profit of $6.5 million, offset by our increases in operating expenses of $1.5 million.

Other expense, net

Other expense, net for the six months ended June 30, 2013 increased by approximately $0.8 million to $2.0 million in the six months ended June 30, 2013 compared to $1.2 million in the same period in 2012. Within Other expense, net, interest expense increased in the six months ended June 30, 2013 by $1.1 million primarily due to increased average borrowings under our credit facility. Other income (expense), net for the six months ended June 30, 2013 decreased $0.3 million from the same period in 2012 due to the loss on the disposition of fixed assets in the six months ended June 30, 2012 which did not reoccur in the six months ended June 30, 2013.

Income tax expense

Income tax expense for the six months ended June 30, 2013 increased by approximately $2.0 million to $5.0 million compared to income tax expense of $3.0 million in the same period in 2012. Effective tax rates were 34.9% and 30.4% for the six months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rates for the six months ended June 30, 2013 was primarily caused by a benefit in the three months ended June 30, 2012 for the disqualifying disposition of incentive stock options which did not reoccur in the three months ended June 30, 2013.

Net income

As a result of the factors discussed above, our net income increased $2.3 million, or 33.3%, to $9.3 million in the six months ended June 30, 2013 from $7.0 million for the same period in 2012.

Liquidity and capital resources

Our primary cash needs are to support working capital and capital expenditures. Historically, we have generally financed these needs with operating cash flows and borrowings under our credit facility. These sources of liquidity may be impacted by fluctuations in various matters, including demand for our products, investments made by us in our plant and equipment and other capital expenditures, and expenditures on general infrastructure and intellectual technology. A summary of our operating, investing and financing activities are shown in the following table:

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash used in operating activities	$(4,021)	$(8,610)
Net cash used in investing activities	(1,810)	(3,949)
Net cash provided by financing activities	5,979	12,827
Effect of exchange rate changes on cash	21	—

Increase in cash and cash equivalents	$169	$268

Net cash used in operating activities

Cash used in operating activities primarily consists of net income, adjusted for certain non-cash items including a provision for allowances for accounts receivable (including product returns and cash discounts), depreciation and amortization, stock-based compensation, deferred income taxes, amortization of loan costs and the effect of changes in working capital and other activities.

In the six months ended June 30, 2013, cash used in operating activities was $4.0 million and consisted of net income of $9.3 million plus non-cash items totaling $4.9 million less changes in operating assets and liabilities and other adjustments totaling $18.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $3.8 million and stock-based compensation of $1.1 million. Cash used related to operating assets and liabilities consisted primarily of an increase in accounts receivable of $15.2 million, an increase in inventory of $16.8 million, partially offset by an increase in accounts payable of $14.2 million, all of which are due to our seasonality and the increase in our sales. Additionally, there was a decrease in accrued expenses of $0.8 million, a decrease of prepaid expenses and other current assets of $0.2 million and a decrease in other assets of $0.2 million.

In the six months ended June 30, 2012, cash used in operating activities was $8.6 million and consisted of net income of $7.0 million less non-cash items totaling $1.1 million less changes in operating assets and liabilities and other adjustments totaling $14.5 million. Non-cash items and other adjustments consisted primarily of an excess tax benefit from the exercise of stock options of $5.5 million, depreciation and amortization of $3.5 million and stock-based compensation of $1.4 million. Cash used in operating assets and liabilities consisted primarily of an increase in inventory of $17.0 million, increase in accounts receivable of $16.4 million, an increase in other assets of $1.5 million, a decrease in accrued expenses of $0.9 million, partially offset by an increase in accounts payable of $19.0 million, a decrease of income tax receivable of $1.7 million and an increase in deferred rent $0.8 million.

Net cash used in investing activities

Cash used in investing activities primarily relates to purchases by us of property and equipment and investments in our manufacturing and general infrastructure.

In the six months ended June 30, 2013 cash used by investing activities was $1.8 million which consisted of purchases of property and equipment. In the six months ended June 30, 2012 cash used by investing activities was $3.9 million which consisted of purchases of property and equipment of $3.1 million and intangible assets of $0.8 million.

Net cash provided by financing activities

In the six months ended June 30, 2013 and 2012, net cash provided by financing activities was $6.0 million and $12.8 million, respectively, which consisted primarily of borrowings of indebtedness under our Prior Credit Facility offset by payments on the Prior Credit Facility. In the six months ended June 30, 2012, we paid a dividend of $67.0 million as part of our recapitalization, we received proceeds from an equity issuance of $7.2 million and had an excess tax benefit from exercise of stock options of $5.5 million.

Credit facility

Our Prior Credit Facility consisted of a term loan and a revolving facility of up to $30.0 million. As of June 30, 2013, the outstanding borrowings under our Prior Credit Facility were $65.5 million, compared to $59.3 million as of December 31, 2012. The total borrowings as of June 30, 2013 consisted of $23.8 million outstanding under the revolving line of credit and approximately $41.7 million under the term loan. As of June 30, 2013, we had $6.2 million available to borrow pursuant to the revolving portion of the Prior Credit Facility. As of June 30, 2013, the Company was in compliance with the covenants that were contained in its Prior Credit Facility. Concurrently with the closing our IPO in August 2013, we used the net proceeds that we received from the offering to repay a portion of the then outstanding indebtedness under our Prior Credit Facility. In addition, in connection with the IPO in August 2013 we entered into our New Credit Facility and borrowed $28.5 million thereunder. Of such the borrowings, $21.6 million was used to repay the Company’s remaining indebtedness that was then due under the Prior Credit Facility and the Prior Credit Facility was terminated, and the remaining amount of such borrowings was used to pay IPO related fees and expenses and to provide additional working capital. In connection with terminating the Prior Credit Facility, the Company will recognize in the third quarter of 2013 a non-cash expense of approximately $1.4 million related to unamortized loan origination costs.

The New Credit Facility consists of a $60.0 million revolving line of credit, including a $5.0 million sublimit for swingline loans, and a $10.0 million sublimit for the issuance of standby letters of credit. The maximum amount we are permitted to borrow under the revolving line of credit is subject to certain borrowing limitations. Subject to the satisfaction of certain conditions precedent, we have the ability to increase the aggregate revolving loan commitments under the New Credit Facility by an aggregate amount of up to $50.0 million, subject to the agreement of any existing lenders and/or any additional lenders who are providing such increased commitments. Amounts borrowed under the New Credit Facility bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or a note based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. The lenders’ commitments to make revolving loans under the New Credit Facility terminate in August 2018.

The New Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our and our subsidiary’s assets including accounts receivable and a pledge of the equity in our operating subsidiary. In addition, the New Credit Facility requires that we satisfy a maximum total leverage ratio and a fixed charge coverage ratio. The New Credit Facility contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than our current business and those reasonably related thereto; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions.

Seasonality

Our business is somewhat seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2012 represented 19% and 31% of our total sales for the year, respectively. We believe this seasonality is primarily due to the delivery of new products containing our suspension products related to the new mountain bike season for each year.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Inflation

Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in the cost of raw materials could have an adverse impact on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks, however, we generally do not hedge our interest rate exposure. We had $65.5 million of debt, bearing interest at a variable rate, outstanding under our credit facility as of June 30, 2013. Based on the $65.5 million of variable interest rate indebtedness that was outstanding as of June 30, 2013, a hypothetical 100 basis point increase or decrease in the interest rate on our interest rate variable debt would have resulted in an approximately $0.3 million change to our interest expense for the six months ended June 30, 2013. Borrowings under our New Credit Facility are subject to variable interest rates.

Exchange rate sensitivity

As of June 30, 2013, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Foreign currency fluctuations could in the future have an adverse effect on our business and results of operations. We sell our products inside and outside of the United States in U.S. Dollars. As the majority of our expenses are also in U.S. Dollars, we are somewhat insulated from currency fluctuations. We do not currently hedge our foreign currency exposure.

Credit and other risks

We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents as of June 30, 2013 consisted principally of FDIC insured certificates of deposit and cash balances in non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not currently hedge our exposure to increases in the prices for our primary raw materials.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings incidental to our business, in particular intellectual property related disputes, product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. In connection with ASC 450, Contingencies, we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. We believe that the outcome of any such pending matters, either individually or in the aggregate, will not have a material impact on our business or financial condition.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties. In addition to the risks and uncertainties discussed elsewhere in this Form 10-Q, you should carefully consider the risks and uncertainties described below. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

Risks Related to Our Business

If we are unable to continue to enhance existing products and develop and market new products that respond to consumer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business and financial results could suffer.

Our growth strategy involves the continuous development of innovative high-performance products. For instance, during 2012, we generated more than 70% of our sales from products that we introduced during the last three years. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the original equipment manufacturers, or OEMs, which incorporate our products into their mountain bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitors’ new or existing product, they would likely do so, which could harm our business, financial condition or results of operations.

Product development requires significant financial, technological and other resources. While we expended approximately $7.3 million, $9.8 million and $9.7 million for our research and development efforts in 2010, 2011 and 2012, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.

Product improvements and new product introductions require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may experience unanticipated delays in our introduction of product improvements or new products. Our competitors’ new products may beat our products to market, be more effective and/or less expensive than our products, obtain better market acceptance or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations. In addition, one of our competitors could develop an unforeseen and entirely new product or technology that renders our products less desirable or obsolete, which could negatively affect our business, financial condition or results of operations.

We face intense competition in all product lines, including from some competitors that may have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.

The suspension industry is highly competitive. We compete with a number of other manufacturers that produce and sell suspension products to OEMs and aftermarket dealers and distributors, including OEMs that produce their own line of suspension products for their own use. Our continued success depends on our ability to continue to compete effectively against our competitors, some of which have significantly greater financial, marketing and other resources than we have. Also, several of our competitors offer broader product lines to OEMs, which they may sell in connection with suspension products as part of a package offering. In the future, our competitors may be able to maintain and grow brand strength and market share more effectively or quickly than we do by anticipating the course of market developments more accurately than we do, developing products that are superior to our products, creating manufacturing or distribution capabilities that are superior to ours, producing similar products at a lower cost than we can or adapting more quickly than we do to new technologies or evolving regulatory, industry or customer requirements, among other possibilities. In addition, we may encounter increased competition if our current competitors broaden their product offerings by beginning to produce additional types of suspension products or through competitor consolidations. We could also face competition from well-capitalized entrants into the high-performance suspension product market, as well as aggressive pricing tactics by other manufacturers trying to gain market share. As a result, our products may not be able to compete successfully with our competitors’ products, which could negatively affect our business, financial condition or results of operations.

Our business is sensitive to economic conditions that impact consumer spending. Our suspension products, and the mountain bikes and powered vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.

Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the United States and countries in Europe. These areas are either in the process of recovering from recession or, in some cases, are still struggling with recession, disruption in banking and/or financial systems, economic weakness and uncertainty. In addition, our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.

There could also be a number of secondary effects resulting from an economic downturn, such as insolvency of our suppliers resulting in product delays, an inability of our OEM and distributor and dealer customers to obtain credit to finance purchases of our products, customers delaying payment to us for the purchase of our products due to financial hardship or an increase in bad debt expense. Any of these effects could negatively affect our business, financial condition or results of operations.

If we are unable to maintain our premium brand image, our business may suffer.

Our products are selected by both OEMs and dealers and distributors in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build our brand image. We have focused on building our brand through producing products that we believe are innovative, high in performance and highly reliable. In addition, our brand benefits from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at mountain bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the suspension products industry and continue to provide high quality products and services. Also, we will need to continue to invest in sponsorships, marketing and public relations.

There can be no assurance, however, that we will be able to maintain or enhance the strength of our brand in the future. Our brand could be adversely impacted by, among other things:

•	failure to develop new products that are innovative, high-performance and reliable;

•	internal product quality control issues;

•	product quality issues on the mountain bikes and powered vehicles on which our products are installed;

•	product recalls;

•	high profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);

•	negative publicity regarding our sponsored athletes;

•	high profile injury or death to one of our sponsored athletes;

•	inconsistent uses of our brand and our other intellectual property assets, as well as failure to protect our intellectual property; and

•	changes in consumer trends and perceptions.

Any adverse impact on our brand could in turn negatively affect our business, financial condition or results of operations.

A significant portion of our sales are highly dependent on the demand for high-end mountain bikes and their suspension components and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.

During 2012, approximately 67% of our sales were generated from the sale of suspension products for high-end mountain bikes. Part of our success has been attributable to the growth in the high-end mountain bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium priced mountain bikes does not increase or declines, the number of mountain bike enthusiasts seeking such mountain bikes or premium priced suspension products for their mountain bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current mountain bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.

Our growth in the powered vehicle category is dependent upon our continued ability to expand our product sales into powered vehicles that require high-performance suspension and the continued expansion of the market for these powered vehicles.

Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require high-performance suspension products. Such market growth includes the creation of new classes of vehicles that need our products, such as Side-by-Sides, and our ability to create products for these vehicles. In the event these markets stopped expanding or contracted, or we were unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.

A disruption in the operations of our manufacturing facilities, including any disruption in connection with moving a majority of the manufacturing of our mountain bike products to Taiwan, could have a negative effect on our business, financial condition or results of operations.

During 2012, the sale of mountain bike suspension products accounted for approximately 67% of our sales. We recently began to transfer a majority of the manufacturing of our mountain bike products to Taiwan. We contemplate that this transition will continue through 2015, at which time we anticipate that virtually all of the manufacturing of our mountain bike products will be completed in Taiwan. During our transition process, we will incur some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Also, the transition process could cause manufacturing problems and give rise to execution risks, including disruptions to employees, negative impact on employee morale and retention, delays in recognizing efficiencies or increased costs of manufacturing, and adverse impacts on our product quality and delivery times. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our main operations in California and our new Taiwan manufacturing facility. Should any of these problems occur, our business, financial condition or results of operations could be negatively affected.

Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service disruptions, curtailments or shutdowns. In the event of a stoppage in production or a slowdown in production due to high employee turnover or a labor dispute at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. If there was a manufacturing disruption in any of our manufacturing facilities, we might be unable to meet product delivery requirements and our business, financial condition or results of operations could be negatively affected, even if the disruption was covered in whole or in part by our business interruption insurance. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, expose us to damage claims from our customers or damage our brand and, in turn, negatively affect our business, financial condition or results of operations.

Our business depends substantially on the continuing efforts of our senior management, and our business may be severely disrupted if we lose their services.

We are heavily dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Larry L. Enterline. We do not have a “key person” life insurance policy on Mr. Enterline or any other key employees. We believe that the top eight members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of the suspension products industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. Our inability to find suitable replacements for any of the members of our senior management team could negatively affect our business, financial condition or results of operations.

We depend on skilled engineers to develop and create our products, and the failure to attract and retain such individuals could adversely affect our business.

We rely on skilled and well-trained engineers for the design and production of our products, as well as in our research and development functions. Competition for such individuals is intense, particularly in Silicon Valley near where our headquarters are located. Our inability to attract or retain qualified employees in our design, production or research and development functions or elsewhere in our company could result in diminished quality of our product and delinquent production schedules, impede our ability to develop new products and harm our business, financial condition or results of operations.

We may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition or results of operations.

We grew our sales from approximately $171.0 million in 2010 to approximately $235.9 million in 2012. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of our brand image, our ability to continue to produce innovative suspension products, consumer acceptance of our products, competitive conditions in the marketplace, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end mountain bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.

The professional athletes and race teams who use our products are an important aspect of our brand image. The loss of the support of professional athletes for our products or the inability to attract new professional athletes may harm our business.

If our products are not used by current or future professional athletes and race teams, our brand could lose value and our sales could decline. While our sponsorship agreements typically restrict our sponsored athletes and race teams from promoting, endorsing or using competitors’ products that compete directly within our product categories during the term of the sponsorship agreements, we do not typically have long-term contracts with any of the athletes or race teams whom we sponsor.

If we are unable to maintain our current relationships with these professional athletes and race teams, if these professional athletes and race teams are no longer popular, if our sponsored athletes and race teams fail to have success or if we are unable to continue to attract the endorsement of new professional athletes and race teams in the future, the value of our brand and our sales could decline.

We depend on our relationships with dealers and distributors and their ability to sell and service our products. Any disruption in these relationships could harm our sales.

We sell our aftermarket products to dealers and distributors, and we depend on their willingness and ability to market and sell our products to consumers and provide customer and product service as needed. We also rely on our dealers and distributors to be knowledgeable about our products and their features. If we are not able to educate our dealers and distributors so that they may effectively sell our products as part of a positive buying experience, or if they fail to implement effective retail sales initiatives, focus selling efforts on our competitors’ products, reduce the quantity of our products that they sell or reduce their operations due to financial difficulties or otherwise, our brand and business could suffer.

We do not control our dealers or distributors and many of our contracts allow these entities to offer our competitors’ products. Our competitors may incentivize our dealers and distributors to favor their products. In addition, we do not have long-term contracts with a majority of our dealers and distributors, and our dealers and distributors are not obligated to purchase specified amounts of our products. In fact, the majority of our dealers and distributors buy from us on a purchase order basis. Consequently, with little or no notice, many of these dealers and distributors may terminate their relationships with us or materially reduce their purchases of our products. If we were to lose one or more of our dealers or distributors, we would need to obtain a new dealer or distributor to cover the particular location or product line, which may not be possible on favorable terms or at all. Alternatively, we could use our own sales force to replace such a dealer or distributor, but expanding our sales force into new locations takes a significant amount of time and resources and may not be successful. Further, many of our international distribution contracts contain exclusivity arrangements, which may prevent us from replacing or supplementing our current distributors under certain circumstances.

We are a supplier in the high-end mountain bike and powered vehicles markets, and our business is dependent in large part on the orders we receive from our OEM customers and from their success.

As a supplier to OEM customers, we are dependent in large part on the success of the business of our OEM customers. Model year changes by our OEM customers may adversely impact our sales or cause our sales to vary from quarter to quarter. In addition, losses in market share individually or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products which incorporate our products could negatively impact our business, financial condition or results of operations. For example, if our mountain bike producing OEM customers reduce production of their high-end mountain bikes, their orders to us for our products would in turn be reduced, which could negatively affect our business, financial condition or results of operations.

A relatively small number of customers account for a substantial portion of our sales. The loss of all or a substantial portion of our sales to any of these customers or the loss of market share by these customers could have a material adverse impact on us and our results of operations.

Sales attributable to our 10 largest OEM customers, which can vary from year to year, collectively accounted for approximately 54%, 53% and 56% of our sales in 2010, 2011 and 2012, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.

Although we refer to the branded mountain bike OEMs that use our products throughout this document as “our customers,” “our OEM customers” or “our mountain bike OEM customers,” branded mountain bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our mountain bike OEM customers, it is the contract manufacturers that usually place the purchase orders with us and are responsible for paying us (rather than the branded mountain bike OEMs). Giant is an OEM and contract manufacturer used by certain of our mountain bike OEM customers. Sales to Giant accounted for approximately 16%, 12% and 13% of our sales in 2010, 2011 and 2012, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.

Currency exchange rate fluctuations could result in decreased gross margins.

Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. We sell our products inside and outside of the United States in U.S. Dollars. As the majority of our expenses are also in U.S. Dollars, we are somewhat insulated from currency fluctuations. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations. Furthermore, as we transfer a majority of our manufacturing operations for our mountain bike products to Taiwan, we anticipate that a growing percentage of our expenses will be denominated in the New Taiwan Dollar. Should the New Taiwan Dollar appreciate against the U.S. Dollar, this could have the effect of decreasing our gross margins.

Our sales could be adversely impacted by the disruption or cessation of sales by other bike component manufacturers or if other mountain bike component manufacturers enter into the suspension market.

Most of the mountain bikes incorporating our suspension products also utilize products and components manufactured by other mountain bike component manufacturers. If such component manufacturers were to cease selling their products and components on a stand-alone basis, their sales are disrupted, or their competitive market position or reputation is diminished, customers could migrate to competitors that sell both suspension and other complementary mountain bike products which we do not sell. Moreover, such mountain bike component manufacturers could begin manufacturing mountain bike suspension products or bundle their bike components with suspension products manufactured by competitors. If any of the foregoing were to occur, our sales could decrease and our business, financial condition or results of operations could suffer.

We have been and may become subject to intellectual property disputes that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.

As we develop new products or attempt to utilize our brands in connection with new products, we seek to avoid infringing the valid patents and other intellectual property rights of our competitors. However, from time to time, third parties have alleged, or may allege in the future, that our products and/or trademarks infringe upon their proprietary rights. We will evaluate any such claims and, where appropriate, may obtain or seek to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement, and we do not hold patent infringement insurance. Any claim, regardless of its merit, could be expensive, time consuming to defend and distract management from our business. Moreover, if our products or brands are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology or associated intellectual property rights on acceptable terms. A court determination that our brands, products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes or preclude our ability to use certain brands. In most circumstances, we are not indemnified for our use of a licensor’s intellectual property, if such intellectual property is found to be infringing. Any of the foregoing results could cause us to, and we could incur substantial costs to, redesign our products or defend legal actions and such costs could negatively affect our business, financial condition or results of operations.

If we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected.

Intellectual property is an important component of our business. As of June 30, 2013, we had 37 patents and had approximately 82 patents pending on file in the U.S. and European Patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX® and REDEFINE YOUR LIMITS®, to be utilized with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks and trade dress. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to protect our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations, could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.

While we enter into non-disclosure agreements with employees, OEMs, distributors and others to protect our confidential information and trade secrets, we may be unable to prevent such parties from breaching these agreements with us and using our intellectual property in an unauthorized manner. If our efforts to protect our intellectual property are unsuccessful, or if a third party misappropriates our rights this may adversely affect our business. Defending our intellectual property rights can be very expensive and time consuming, and there is no assurance that we will be successful.

Our international operations are exposed to risks associated with conducting business globally.

As a result of our international presence, we are exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include:

•	increased difficulty in protecting our intellectual property rights and trade secrets;

•	changes in tax laws and the interpretation of those laws;

•	exposure to local economic conditions;

•	unexpected government action or changes in legal or regulatory requirements;

•	geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war and other political uncertainty;

•	changes in tariffs, quotas, trade barriers and other similar restrictions on sales;

•	the effects of any anti-American sentiments on our brands or sales of our products;

•

increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce;

•

increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations; and

•	increased difficulty in staffing and managing foreign operations or international sales.

An adverse change in any of these conditions could have a negative effect upon our business, financial condition or results of operations.

If we inaccurately forecast demand for our products, we may manufacture insufficient or excess quantities or our manufacturing costs could increase, which could adversely affect our business.

We plan our manufacturing capacity based upon the forecasted demand for our products. In the OEM channel, our forecasts are based in large part on the number of our product specifications on new mountain bikes and powered vehicles and on projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. For example, due to increased demand for our products beyond what was forecasted, our 2012 production exceeded our budgeted production, which resulted in increased expedited freight costs. In addition, if we incorrectly forecast demand we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs and additional overtime, all of which in turn adversely impact our cost of sales and our gross margin. The current continuing economic weakness and uncertainty in the United States, Europe and other countries has made, and may continue to make, accurate forecasting particularly challenging.

In the future, if actual demand for our products exceeds forecasted demand, the margins on our incremental sales in excess of anticipated sales may be lower due to temporary higher costs, which could result in a decrease in our overall margins. While we generally manufacture our products upon receipt of customer orders, if actual demand is less than the forecasted demand for our products and we have already manufactured the products or committed to purchase materials in support of forecasted demand, we could be forced to hold excess inventories. In short, either excess or insufficient production due to inaccurate forecasting could have a negative effect on our business, financial condition or results of operations.

Product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future could have, a material adverse impact on our business.

Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two year period beginning on: (i) in the case of OEM sales, the date the mountain bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased mountain bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is risk that we could experience higher than expected warranty costs or become aware of an underperforming product. For example, during calendar year 2012, we experienced warranty costs in connection with certain dampers contained in our suspension products that went beyond the normal warranty amounts for which we have typically reserved, causing us to increase our reserves by approximately $1.8 million. We also experienced other warranty related costs in 2012 estimated to be approximately $1.0 million. Future unforeseen product warranty issues could be expensive and could adversely affect our brand image, relationships with our sponsored athletes and race teams and have a negative effect on our business, financial condition or results of operations.

Some of our competitors’ products have been subject to recalls, and in the future, we may be required to or voluntarily participate in recalls involving our products or components if any prove to be defective. In addition to the direct costs of any claim or product recall, any such claim or recall could adversely affect our brand image and have a negative effect on our business, financial condition or results of operations.

An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.

The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and could give rise to product liability claims against us, which could adversely affect our brand image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.

Our New Credit Facility places operating restrictions on us and create default risks.

Our revolving credit facility, dated August 7, 2013, with SunTrust Bank and the other parties thereto, or our New Credit Facility, contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:

•	pay dividends and make distributions or redeem our stock;

•	incur additional indebtedness or permit additional encumbrances on our assets; and

•	make acquisitions or complete mergers or sales of assets, or engage in new businesses.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a material adverse effect on our business, financial condition or results of operations.

If we are unable to comply with the covenants contained in our New Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our credit facilities, which constitutes substantially all of our assets.

Our outstanding indebtedness under our secured credit facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.

As of June 30, 2013, we had $65.5 million of indebtedness, bearing interest at a variable rate, outstanding under the credit facility we had in effect until immediately prior to our initial public offering, or the Prior Credit Facility, as compared to $52.9 million of indebtedness as of March 31, 2013. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $65.5 million of variable interest rate indebtedness that was outstanding as of June 30, 2013, a hypothetical 100 basis point increase or decrease in the interest rate on our variable rate debt would have resulted in an approximately $0.6 million change to our interest expense for fiscal 2012. In connection with our initial public offering, we entered into our New Credit Facility, which consists of a $60.0 million revolving line of credit, a $5.0 million sublimit for swingline loans and a $10.0 million sublimit for the issuance of letters of credit. Subject to the satisfaction of certain conditions precedent, we have the ability to increase the aggregate revolving loan commitments under the New Credit Facility by an aggregate amount of up to $50.0 million, subject to the agreement of any existing lenders and/or any additional lenders who are providing such increased commitments. Borrowings under the New Credit Facility will bear interest on a variable rate which will increase and decrease based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the New Credit Facility will increase our interest expense.

We may be adversely affected by negative publicity relating to our CEO’s participation as a witness in an SEC action unrelated to our company and the diversion of his attention while participating in such SEC action.

Between 2006 and April 2010, our CEO, Larry L. Enterline, acted as the Chief Executive Officer of COMSYS IT Partners, Inc., a public company. During his tenure at COMSYS, COMSYS was acquired by Manpower, Inc. The Securities and Exchange Commission, or the SEC, has brought an action alleging that a long time personal friend of Mr. Enterline’s, Larry Schvacho, engaged in insider trading of COMSYS’s stock based on material non-public information he wrongfully misappropriated from Mr. Enterline about the transaction with Manpower in advance of that transaction being publicly announced in February 2010. The SEC’s civil suit against Mr. Schvacho was filed on July 24, 2012.

Mr. Enterline has not been named as a defendant in the SEC’s suit nor has he been accused of any wrongdoing by the SEC. Mr. Enterline has been identified as a witness in the SEC’s case against Mr. Schvacho and has been deposed in connection with that case. The deadline for completion of all discovery in the SEC’s case against Mr. Schvacho was May 15, 2013. The Court established a timetable for the briefing of dispositive motions that might resolve the SEC’s claims against Mr. Schvacho without a trial. No such motions were filed by July 26, 2013, and as a result counsel for the SEC and Mr. Schvacho are required to file papers that will prepare the case for trial. No trial date for the SEC’s action against Mr. Schvacho has yet been set. If and when the SEC’s case against Mr. Schvacho proceeds to trial, Mr. Enterline would likely be subpoenaed to give testimony at that trial. If this occurs, Mr. Enterline’s participation in the trial as a witness could be time consuming and could divert some of his attention and effort from our business. In addition, there could be adverse publicity associated with the trial of Mr. Schvacho that could draw public attention to Mr. Enterline. This adverse publicity could adversely affect our business, financial condition or results of operations.

We are subject to certain risks in our manufacturing and in the testing of our products.

As of June 30, 2013, we employed approximately 615 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

We are subject to extensive United States federal and state, foreign and international safety, environmental, employment practices and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with such regulation, which could have a negative effect on our business and results of operations.

We are subject to extensive laws and regulations relating to safety, environmental, employment practices, including wage and hour, wrongful termination and discrimination, and other laws and regulations promulgated by the United States federal and state governments, as well as foreign and international regulatory authorities. Complying with such laws and regulations, and defending against allegations of our failure to comply (including meritless allegations), can be expensive and time consuming. In addition, we are subject to risks of litigation by employees and others which might involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination, misclassification of independent contractors as employees, wrongful termination and other concerns. Although we believe that our products, policies and processes comply with applicable safety, environmental, employment and other standards and related regulations, future regulations may require additional safety standards that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Failure to comply with applicable regulations could result in fines, increased expenses to modify our products and harm to our reputation, all of which could have an adverse effect on our business, financial condition or results of operations.

Moreover, certain of our customer contracts require us to comply with the standards of voluntary standard-setting organizations, such as the United States Consumer Product Safety Commission and European Committee for Standardization (CEN). Failure to comply with the voluntary requirements of such organizations could result in the loss of certain customer contracts, which could have an adverse effect on our business, financial condition or results of operations.

We are subject to environmental laws and regulation and potential exposure for environmental costs and liabilities.

Our operations, facilities and properties are subject to a variety of foreign, federal, state and local laws and regulations relating to health, safety and the protection of the environment. These environmental laws and regulations include those relating to the use, generation, storage, handling, transportation, treatment and disposal of solid and hazardous materials and wastes, emissions to air, discharges to waters and the investigation and remediation of contamination. Many of these laws impose strict, retroactive, joint and several liability upon owners and operators of properties, including with respect to environmental matters that occurred prior to the time the party became an owner or operator. In addition, we may have liability with respect to third party sites to which we send waste for disposal. Failure to comply with such laws and regulations can result in significant fines, penalties, costs, liabilities or restrictions on operations that could negatively affect our business, financial condition or results of operations. From time to time, we have been involved in administrative or legal proceedings relating to environmental, health or safety matters and have in the past incurred expenditures relating to such matters.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, additional environmental issues relating to presently known or unknown matters could give rise to currently unanticipated investigation, assessment or expenditures. Compliance with more stringent laws or regulations, as well as different interpretations of existing laws, more vigorous enforcement by regulators or unanticipated events, could require additional expenditures that may materially affect our business, financial condition or results of operations.

Federal, state, local, foreign and international laws and regulations relating to land-use, noise and air pollution may have a negative impact on our future sales and results of operations.

The products in our powered vehicles line are used in vehicles which are subject to numerous federal, state, local, foreign and international laws and regulations relating to noise and air-pollution. Powered vehicles, and even mountain bikes, have also become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and Side-by-Side riding is not allowed in Zion National Park, among many other national and state parks. In addition, recreational snowmobiling has been restricted in some national parks and federal lands in Canada, the United States and other countries. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease and our business, financial condition or results of operations could suffer.

Fuel shortages, or high prices for fuel, could have a negative effect on the use of powered vehicles that use our products.

Gasoline or diesel fuel is required for the operation of the powered vehicles that use our products. There can be no assurance that the supply of these fuels will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel and substantial increases in the price of fuel could have a material adverse effect on our powered vehicle product category in the future, which could have a negative effect on our business, financial condition or results of operations.

We do not control our suppliers or OEMs, or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.

We do not control our suppliers or OEMs or their labor, environmental or other practices. A violation of labor, environmental or other laws by our suppliers or OEMs, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or OEMs if these violations or failures were to occur. We do not inspect or audit compliance by our suppliers or OEMs with these laws or practices, and we do not require our suppliers or OEMs or licensees to comply with a formal code of conduct. Other consumer products companies have faced significant criticism for the actions of their suppliers and OEMs, and we could face such problems ourselves. Any of these events could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.

We depend on a limited number of suppliers for our materials and component parts for some of our products, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business.

We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those which are “single-source” suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input or an equivalent substitute. We do not maintain long term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. In connection with the transfer of a majority of the manufacturing of our mountain bike products to Taiwan, we could experience difficulties locating new qualified suppliers geographically located closer to these facilities. Furthermore, such new suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. If we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the United States or in Taiwan, our business, financial condition and results of operations could be materially and adversely impacted.

In addition, we purchase various raw materials in order to manufacture our products. The main commodity items purchased for production include aluminum, magnesium and steel. Historically, price fluctuations for these components and raw materials have not had a material impact on our business. In the future, however, if we experience material increases in the price of components or raw materials and are unable to pass on those increases to our customers, or there are shortages in the availability of such component parts or raw materials, it could negatively affect our business, financial condition or results of operations.

In addition to our various single-source suppliers, we also rely on one “sole-source” supplier, Miyaki Corporation, or Miyaki. We define a sole-source supplier as a supplier of a raw material or input for which there is no other supplier of the same product or an equivalent substitute. Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, we have been granted the exclusive right to use the trademark “KASHIMACOAT” on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to certain exclusions. Although we believe we could obtain other coatings of comparable utility from other sources if necessary, we could no longer obtain this specific Kashima coating or use the trademark “KASHIMACOAT” if Miyaki were to stop supplying us with this coating. The need to replace the Kashima coating could temporarily disrupt our business and harm our business, financial condition or results of operations.

The transition of a majority of the manufacturing of our mountain bike products to Taiwan may negatively impact our brand image and consumer loyalty, which in turn could have a material adverse impact on our business and results of operations.

As we transition the majority of the manufacturing of our mountain bike products to Taiwan, no assurances can be given that consumers may not be adversely influenced by the fact that such products will no longer be manufactured in the United States or that consumers and OEM customers may not otherwise perceive that the quality of our products is lowered as a result of the fact that they will be manufactured overseas. Such perceptions could adversely impact our business, financial condition or results of operations.

Federal health care reform legislation could increase our expenses and adversely impact our results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. These health care reform laws require employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are unable at this time to accurately predict the impact that these laws will have on our future health care benefit and insurance premium costs and also on our costs for temporary employees that we obtain through agencies. If these costs increase and we are unable to raise the prices we charge our customers to cover these increased expenses, such increases in costs could adversely impact our business, financial condition or results of operations.

We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, our business could suffer.

All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from, among other things:

•	earthquake, fire, flood, hurricane and other natural disasters;

•	power loss, computer systems failure, internet and telecommunications or data network failure; and

•	hackers, computer viruses, software bugs or glitches.

Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our operations, reduce our efficiency, delay our fulfillment of customer orders or require significant unanticipated expenditures to correct, and thereby have a negative effect on our business, financial condition or results of operations.

We may grow in the future through acquisitions. Growth by acquisitions involves risks and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or consummate any future acquisitions on favorable terms, or at all.

Although we have not traditionally made acquisitions, we intend to selectively evaluate acquisitions in the future. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.

Our operating results are subject to quarterly variations in our sales, which could make our operating results difficult to predict and could adversely affect the price of our common stock.

We have experienced, and expect to continue to experience, substantial quarterly variations in our sales and net income. Our quarterly results of operations fluctuate, in some cases significantly, as a result of a variety of other factors, including, among other things:

•	the timing of new product releases or other significant announcements by us or our competitors;

•	new advertising initiatives;

•	fluctuations in raw materials and component costs; and

•	changes in our practices with respect to building inventory.

As a result of these quarterly fluctuations, comparisons of our operating results between different quarters within a single year are not necessarily meaningful and may not be accurate indicators of our future performance. Any quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. We also believe that the seasonal nature of our business may have been overshadowed over each of the past few years due to the rapid growth in sales we have experienced during the same period.

Our beliefs regarding the future growth of the high-performance suspension product market are supported by qualitative data and limited sources and may not be reliable. A reduction or lack of continued growth in the popularity of high-end mountain bikes or powered vehicles or in the number of consumers who are willing to pay premium prices for well-designed performance-oriented equipment in the markets in which we sell our products could adversely affect our product sales and profits, financial condition or results of operations.

We generate virtually all of our revenues from sales of high-performance suspension products. Our beliefs regarding the outlook of the high-performance suspension product market come from qualitative data and limited sources, which may not be reliable. If our beliefs regarding the opportunities in the market for our products are incorrect or the number of consumers who we believe are willing to pay premium prices for well-designed performance-oriented equipment in the markets in which we sell our products does not increase, or declines, we may fail to achieve future growth and our business, financial condition or results of operations could be negatively affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile, and you might not be able to sell your shares at or above the price you pay for the shares.

Prior to our initial public offering, our common stock had no prior trading history. The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Factors affecting the trading price of our common stock could include:

•	variations in our operating results or those of our competitors;

•	new product or other significant announcements by us or our competitors;

•	changes in our product mix;

•	changes in consumer preferences;

•	fluctuations in currency exchange rates;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	changes in general economic conditions as well as conditions affecting our industry in particular;

•	sales of our common stock by us, our significant stockholders or our directors or executive officers; and

•	the expiration of contractual lock-up agreements.

In addition, in recent years, the stock market has experienced significant price fluctuations. Fluctuations in the stock market generally or with respect to companies in our industry could cause the trading price of our common stock to fluctuate for reasons unrelated to our business, operating results or financial condition. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

A market for our securities may not be maintained and our stock price may decline.

In August 2013, we closed our initial public offering. Prior to our initial public offering, there had been no public market for shares of our common stock. Although we have completed our initial public offering and shares of our common stock are listed and trading on the Nasdaq Global Select Market, an active trading market for our shares may not be sustained. In addition, we cannot provide any guarantee as to the liquidity of such market. In the absence of an active trading market for our common stock, stockholders may not be able to sell their shares of our common stock at the time they would like to sell.

Future sales of our shares, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline below the initial public offering price. As of September [•], 2013, we had [36,317,087] shares of common stock outstanding. Of these shares, 9,857,143 shares of common stock are freely tradable, without restriction, in the public market. Our executive officers, directors and the holders of substantially all of our shares of common stock have entered into contractual lock-up agreements with the underwriters pursuant to which they have agreed, subject to certain exceptions, not to sell or otherwise transfer any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through February 3, 2014, the date that is 180 days after the date of the final prospectus for our initial public offering.

Upon the expiration of the contractual lock-up agreements pertaining to our initial public offering, approximately 27,745,658 shares that were outstanding before our initial public offering will be eligible for sale in the public market. Of such shares, approximately 25,544,967 of which are held by directors, executive officers and other affiliates and will be subject to volume and manner of sale limitations under Rule 144 under the Securities Act. Certain of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 27,745,658 shares of our common stock. If we register any of these shares of common stock, those stockholders would be able to sell those shares freely in the public market.

In addition, the shares that are either subject to outstanding options or that may be granted in the future under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the contractual lock-up agreements and Rules 144 and 701 under the Securities Act.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

We cannot predict if investors will find our common stock less attractive to the extent we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business or our industry, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our Sponsor and our directors and officers and insiders have substantial control over us and will be able to influence corporate matters.

As of September 1, 2013, Compass Group Diversified Holdings LLC, or our Sponsor, beneficially owned approximately 53.9% of our outstanding common stock, and our directors and executive officers and their affiliates (excluding our sponsor) beneficially owned, in the aggregate, approximately 13.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence and, in the case of our Sponsor, control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, our Sponsor will have input on all matters before our board of directors as our director Elias Sabo is affiliated with our Sponsor. Our Sponsor may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as our Sponsor or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, even if such amount drops below 50%, they will continue to be able to significantly influence our decisions.

In addition, our Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that may compete directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include eventual compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results.

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, or our Charter Documents, as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to discourage a takeover attempt;

•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors be removed from office only for cause;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•

from and after the date that our Sponsor and its affiliates no longer collectively beneficially own (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, at least a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, or the Trigger Date, prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•

provide that special meetings of our stockholders may be called only by our board of directors, our Chairperson of the board of directors, our Lead Director (if we do not have a Chairperson or the Chairperson is disabled), our Chief Executive Officer or our President (in the absence of a Chief Executive Officer) or, until the Trigger Date, our Sponsor;

•	from and after the Trigger Date, require supermajority stockholder voting for our stockholders to effect certain amendments to our Charter Documents; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing other matters that can be acted upon by stockholders at stockholder meetings.

In addition, we will be subject to Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an “interested” stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our board of directors prior to the date the stockholder became interested, (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans) or (iii) the business combination must be approved by our board of directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Amended and Restated Certificate of Incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of our company owed to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our Charter Documents, (iv) any action to interpret, apply, enforce or determine the validity of our Charter Documents, or (v) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2013, our registration statement on Form S-1 (File No. 333-189841) was declared effective for our initial public offering pursuant to which we and certain of our stockholders sold an aggregate total of 9,857,143 shares of common stock, which shares include the exercise in full by the underwriters of their option to purchase 1,285,714 shares of common stock from the selling stockholders, at a public offering price of $15.00 per share for an aggregate offering price of $119.6 million, net of underwriters’ discounts and commissions, but before deducting offering-related expenses. The offering closed on August 13, 2013. Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C. and Piper Jaffray & Co. acted as joint book-running managers for the offering. Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and CJS Securities, Inc. acted as co-managers for the offering.

As a result of our initial public offering, we received estimated net proceeds of $36.2 million, after deducting underwriting discounts and commissions of approximately $3.0 million and other estimated offering expenses of approximately $3.6 million, from the sale by us of 2,857,143 shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 8, 2013. We used the net proceeds that we received from our initial public offering to repay a majority of the then outstanding indebtedness under our Prior Credit Facility. Since the net proceeds from our initial public offering were insufficient to allow us to fully repay the indebtedness then outstanding under our Prior Credit Facility, we used borrowings under our New Credit Facility to pay the remaining balance outstanding under the Prior Credit Facility.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

10.1	Revolving Credit Facility dated August 7, 2013 by and among Fox Factory Holding Corp., Fox Factory, Inc., SunTrust Bank and the other parties thereto.

10.2	Amended and Restated Registration Rights Agreement, dated May 12, 2013, by and among Fox Factory Holding Corp., Compass Group Diversified Holdings LLC, Madison Capital Funding Co-Investment Fund LP and certain other stockholders listed on the signature page thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) filed with the Securities and Exchange Commission on July 8, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
September 19, 2013		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

10.1	Revolving Credit Facility dated August 7, 2013 by and among Fox Factory Holding Corp., Fox Factory, Inc., SunTrust Bank and the other parties thereto.

10.2	Amended and Restated Registration Rights Agreement, dated May 12, 2013, by and among Fox Factory Holding Corp., Compass Group Diversified Holdings LLC, Madison Capital Funding Co-Investment Fund LP and certain other stockholders listed on the signature page thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) filed with the Securities and Exchange Commission on July 8, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.