Form 10-Q
period 2013-09-30
FOX FACTORY HOLDING CORP
filed 2013-11-06
CIK 1424929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36040

Fox Factory Holding Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1647258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

915 Disc Drive Scotts Valley, CA	95066
(Address of Principal Executive Offices)	(Zip Code)

(831) 274-6500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2013, there were 36,317,087 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fox Factory Holding Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,496	$15
Accounts receivable (net of allowance for doubtful accounts of $352 and $440 at September 30, 2013 and December 31, 2012, respectively)	39,246	25,224
Inventory	46,393	34,255
Prepaids and other current assets	2,506	2,242
Deferred tax assets	3,350	3,405

Total current assets	94,991	65,141
Property and equipment, net	12,540	11,789
Loan fees, net	755	—
Loan fees, net—related party	—	1,665
Goodwill	31,372	31,372
Intangibles, net	28,130	32,153

Total assets	$167,788	$142,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,429	$19,551
Accrued expenses	12,052	10,156
Liability reserve for uncertain tax positions	7,320	7,292
Current portion of long-term debt—related party	—	3,000

Total current liabilities	41,801	39,999
Line of credit	24,500	—
Line of credit—related party	—	750
Long-term debt, less current portion—related party	—	55,500
Deferred rent	1,010	1,132
Deferred tax liabilities	13,890	15,155

Total liabilities	81,201	112,536

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value—69,675,000 authorized as of September 30, 2013 and December 31, 2012; 36,317,087 and 33,459,944 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively;	36	33
Additional paid-in capital	86,963	49,169
Accumulated other comprehensive income	12	1
Accumulated deficit	(424)	(19,619)

Total stockholders’ equity	86,587	29,584

Total liabilities and stockholders’ equity	$167,788	$142,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fox Factory Holding Corp.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Sales	$82,293	$72,864	$207,487	$179,256
Cost of sales	56,960	52,745	146,074	129,592

Gross profit	25,333	20,119	61,413	49,664
Operating expenses:
Sales and marketing	3,621	3,150	10,382	9,288
Research and development	2,500	2,427	7,442	7,196
General and administrative	3,098	2,223	8,588	7,069
Amortization of purchased intangibles	1,341	1,341	4,023	3,974

Total operating expenses	10,560	9,141	30,435	27,527

Income from operations	14,773	10,978	30,978	22,137
Other expense, net:
Interest expense	(2,015)	(1,424)	(3,968)	(2,294)
Other income (expense), net	38	14	19	(287)

Other expense, net	(1,977)	(1,410)	(3,949)	(2,581)

Income before income taxes	12,796	9,568	27,029	19,556
Provision for income taxes	2,872	4,099	7,834	7,131

Net income	$9,924	$5,469	$19,195	$12,425

Earnings per share:
Basic	$0.28	$0.16	$0.56	$0.39
Diluted	$0.27	$0.16	$0.55	$0.39
Weighted average shares used to compute earnings per share:
Basic	35,013	33,465	33,983	31,588
Diluted	36,423	33,718	35,108	31,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fox Factory Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income	$9,924	$5,469	$19,195	$ 12,425
Other comprehensive income:
Foreign currency translation adjustments	(10)	5	11	5

Other comprehensive income	(10)	5	11	5

Comprehensive income	$9,914	$5,474	$19,206	$ 12,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fox Factory Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$19,195	$12,425
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,757	5,320
Provision for doubtful accounts	(88)	85
Stock-based compensation	1,675	1,733
Excess tax benefit from exercise of stock options	—	(5,755)
(Gain) loss on disposal of property and equipment	(7)	250
Write-off of unamortized loan origination costs from related party debt	1,405	—
Deferred taxes	(1,182)	(1,472)
City of Watsonville loan credit	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(13,934)	(15,156)
Inventory	(12,138)	(11,165)
Income taxes receivable	—	6,458
Prepaids and other current assets	(264)	(113)
Other assets	284	(1,332)
Accounts payable	2,605	8,120
Accrued expenses	1,896	755
Deferred rent	(122)	693

Net cash provided by operating activities	5,082	842

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,485)	(3,882)
Proceeds from sale of property and equipment	7	—
Purchase of intangible assets	—	(835)

Net cash used in investing activities	(2,478)	(4,717)

FINANCING ACTIVITIES:
Payments for deferred offering costs of initial public offering	(3,462)	—
Proceeds from initial public offering, net of underwriter fees	39,857	—
Proceeds from equity issuance	—	7,204
Excess tax benefit from exercise of stock options	—	5,755
Dividends paid	—	(67,000)
Proceeds from line of credit, net of origination fees of $779	27,721	—
Payments on line of credit	(4,000)	—
Proceeds from related party line of credit	31,858	29,135
Payments on related party line of credit	(32,608)	(16,335)
Proceeds from issuance of related party debt	—	60,000
Repayment of related party debt	(58,500)	(14,589)

Net cash provided by financing activities	866	4,170

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	5
CHANGE IN CASH AND CASH EQUIVALENTS	3,481	300
CASH AND CASH EQUIVALENTS—Beginning of period	15	114

CASH AND CASH EQUIVALENTS—End of period	$3,496	$414

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$7,027	$2,145
Cash paid for interest	$2,446	$1,729
Deferred offering costs recorded in accounts payable	$273	$—

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

Initial Public Offering —On August 13, 2013, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857,143 shares of common stock and the selling stockholders sold a total of 7,000,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36.1 million from its sale of 2,857,143 shares of common stock after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt under its Prior Credit Facility (see Note 8 – Debt).

Basis of Presentation— The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on August 8, 2013 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including notes to the financial statements.

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

The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	As of September 30,	As of December 31,
	2013	2012
Customer A	18%	13%
Customer B	11%	12%
Customer C	12%	11%

The following customers accounted for 10% or more of total sales:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Customer A	17%	11%	18%	13%
Customer B	*	11%	*	*

*	Represents less than 10%

The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased approximately 54 % and 57% of its product components for the three months ended September 30, 2013 and 2012, respectively, from ten vendors. The Company purchased approximately 53% and 56% of its product components for the nine months ended September 30, 2013 and 2012, respectively, from ten vendors. At September 30, 2013 and December 31, 2012 amounts due to these vendors represented approximately 45% and 43% of accounts payable, respectively.

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

3. Inventory

Inventory consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Raw materials	$33,177	$25,822
Work-in-process	2,058	1,460
Finished goods	11,158	6,973

Total inventory	$46,393	$34,255

4. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Machinery and manufacturing equipment	$12,677	$11,099
Office equipment and furniture	4,048	4,095
Transportation equipment	1,472	1,315
Leasehold improvements	5,287	4,729

Total	23,484	21,238
Accumulated depreciation and amortization	(10,944)	(9,449)

Net property and equipment	$12,540	$11,789

Depreciation and amortization expense of property and equipment was approximately $0.6 million and $0.5 for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.7 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

5. Intangible Assets, net

Intangible assets, excluding goodwill, are comprised of the following (dollars in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
September 30, 2013:
Customer relationships OEM	$7,400	$(3,546)	$3,854	11
Customer relationships AM	4,300	(3,091)	1,209	7
Core technology	32,500	(23,359)	9,141	7
Patents	835	(209)	626	5

Total	45,035	(30,205)	14,830
Trademarks, not subject to amortization			13,300

Total			$28,130

December 31, 2012:
Customer relationships OEM	$7,400	$(3,083)	$4,317	11
Customer relationships AM	4,300	(2,688)	1,612	7
Core technology	32,500	(20,313)	12,187	7
Patents	835	(98)	737	5

Total	45,035	(26,182)	18,853
Trademarks, not subject to amortization			13,300

Total			$32,153

Amortization of intangibles was approximately $1.3 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively and $4.0 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Payroll and related expenses	$5,866	$5,256
Warranty	4,172	4,582
Related party—Compass(1)	—	292
Income tax payable	1,999	9
Other accrued expenses	15	17

Total	$12,052	$10,156

(1)	Amount relates to interest and management fees payable to Compass.

The Company’s warranty liability is included as a component of accrued liabilities in the condensed consolidated balance sheets. Activity related to warranties is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Beginning warranty liability	$3,995	$2,857	$4,582	$2,799
Charge to cost of sales	1,432	1,948	3,119	3,377
Costs incurred	(1,255)	(872)	(3,529)	(2,243)

Ending warranty liability	$4,172	$3,933	$4,172	$3,933

7. Related Party Transactions

During fiscal year 2008, the Company entered into a credit agreement with its majority stockholder, Compass Group Diversified Holdings LLC, (Compass) which provided a revolving line of credit facility and a term loan facility (“Prior Credit Facility”). Amounts outstanding under the Prior Credit Facility were $0 and $59.3 million as of September 30, 2013 and December 31, 2012, respectively. Interest expense on the Prior Credit Facility was approximately $0.5 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively and $2.2 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, there were annual management fees of $0.1 million paid to an affiliate of Compass for the three months ended September 30, 2013 and 2012 and $0.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. In August 2013, the Company repaid all loans to the majority stockholder and cancelled the management fee arrangement.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder, director, and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Rent expense under this lease was $0.3 million and $0.3 million for each of the three months ended September 30, 2013 and 2012, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

8. Debt

2013 Credit Facility

In the third quarter of 2013, in connection with its IPO, the Company entered into a new revolving credit facility with SunTrust Bank and the other lenders named therein (2013 Credit Facility) and borrowed $28.5 million thereunder. Of such borrowings, $21.6 million was used to pay off the Company’s remaining indebtedness that was then due under the Prior Credit Facility, and the remaining amount of such borrowings was used to pay IPO related fees and expenses and provide additional working capital.

The 2013 Credit Facility provides for interest at a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. The 2013 Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of the Company’s and its subsidiary’s assets including accounts receivable and a pledge of the equity in its operating subsidiary. In addition, the 2013 Credit Facility requires that the Company satisfy a maximum total leverage ratio and a fixed charge coverage ratio. The 2013 Credit Facility contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than our current business and those reasonably related thereto; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions. The Company was in compliance with the covenants of the 2013 Credit Facility as of September 30, 2013. The balance at September 30, 2013 was classified as a long-term liability based on the maturity date of the 2013 Credit Facility.

The following table summarizes the 2013 Credit Facility (dollars in thousands):

As of September 30,
2013
Amount outstanding	$24,500
Available borrowing capacity	$35,500
Maximum borrowing capacity	$60,000
Interest rate at period end	2.13%
Maturity date	August 7, 2018

Prior Credit Facility Repayment

During fiscal year 2008, the Company entered into the Prior Credit Facility with its majority stockholder, Compass. At December 31, 2012, the Prior Credit Facility, as amended, provided for a $30 million revolving line of credit and Term A loan borrowings of $60.0 million at a fluctuating interest rate between 3.50% and 5.50% above either LIBOR or the Prime Rate, respectively, whichever was more favorable for the Company. The Company’s obligations under the Prior Credit Facility with Compass were collateralized by the Company’s right, title and interest in the Company’s net assets except for certain excluded intangible assets as defined in the collateral agreement with Compass.

In August 2013, in connection with its IPO and entering into the 2013 Credit Facility, the Company repaid all indebtedness due under the Prior Credit Facility and the Prior Credit Facility was terminated. In connection with terminating the Prior Credit Facility, the Company recognized in the third quarter of 2013 a non-cash expense of approximately $1.4 million related to unamortized loan origination costs.

Amounts outstanding under the Prior Credit Facility consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Line of credit	$—	$750

Term A Loan	$—	$58,500
Less current portion	—	(3,000)

Long-term debt less current portion	$—	$55,500

The Prior Credit Facility contained financial covenants, with which the Company was in compliance as of agreement termination in August 2013 and at December 31, 2012. The line of credit carried an interest rate of 6.75% as of December 31, 2012. The balance under the line of credit at December 31, 2012 was classified as a long term liability as the maturity date was June 18, 2018.

9. Commitments and Contingencies

Operating Leases—The Company has operating lease agreements for office, research and development, and sales and marketing space that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $0.7 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively and $2.0 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively. See Note 7, for additional information on related party operating leases.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s condensed consolidated balance sheet, condensed consolidated statement of income, condensed consolidated statement of comprehensive income, or condensed consolidated statement of cash flows.

10. Stock-Based Compensation

Equity Incentive Plans— The Company has outstanding awards under the following equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”), the 2008 Non-Statutory Stock Option Plan (the “2008 Non Statutory Plan”) and the 2013 Omnibus Plan, (the “2013 Plan”). All outstanding stock awards under the 2008 Plan and 2008 Non Statutory Plan will continue to be governed by their existing terms. No further awards will be granted pursuant to the 2008 Plan or the 2008 Non Statutory Plan. Under the 2013 Plan, the Company has the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance units and/or performance shares.

The equity incentive plans are administered by the board of directors (“Board”) of the Company or, if established by the Board, the Compensation Committee of the Board, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards, including (i) the number of shares of common stock subject to the award; (ii) when the award becomes exercisable; (iii) the award’s exercise price (if applicable); and (iv) the duration of the award. Awards have various vesting schedules. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter.

Restricted Stock Units—The Company began granting RSUs to its employees and directors in August 2013. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

The Company granted 504,669 RSUs during the three and nine months ended September 30, 2013. The Company recorded stock-based compensation expense related to RSUs of approximately $0.3 million and for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, the Company had approximately $8.5 million of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 3.7 years.

Stock Option Plans— Stock option activity under the Plans was as follows:

	Number of shares outstanding	Weighted- average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2012	2,501,885	$4.88	9	$6,828
Options granted (weighted average fair value of $2.59 per share)	9,290	7.59

Balance at September 30, 2013	2,511,175	$4.88	8	$35,841

Options vested and expected to vest—September 30, 2013	2,511,175	$4.88	8	$35,841

Options exercisable—September 30, 2013	1,401,299	$4.38	8	$20,867

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on the Nasdaq Stock Exchange and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $11.3 million for the nine months ended September 30, 2012.

Valuation Assumptions—The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model using the single-option award approach with the weighted average assumptions set forth below. The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. Estimated volatilities are based on an analysis of comparable companies and the Company’s leverage. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury strips maturing at the expected option term. Although the Company paid a dividend in 2012, the Company does not intend to pay cash dividends in the future, as such, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience.

The assumptions used to value stock options granted to employees and to members of the board of directors were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Expected term (years)	—	—	5.5	5.5-6.5
Volatility	—	—	36%	35-36%
Risk-free interest rate	—	—	0.79%	0.61-1.36%
Dividend yield	—	—	—	—

Stock-Based Compensation—Stock based compensation expense consists of expenses for stock options and RSUs. The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Cost of sales	$8	$—	$16	$—
Sales and marketing	38	44	114	115
Research and development	12	6	41	20
General and administrative	489	331	1,504	1,598

Total	$547	$381	$1,675	$1,733

11. Earnings Per Share

Earnings Per Share—Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and RSUs, which are reflected in diluted earnings per share by application of the treasury stock method.

The following table presents the calculation of basic and diluted earnings per share (in thousands except earnings per share):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income	$9,924	$5,469	$19,195	$12,425

Weighted average shares used to compute basic earnings per share	35,013	33,465	33,983	31,588
Dilutive effect of employee stock plans	1,410	253	1,125	318

Weighted average shares used to compute diluted earnings per share	36,423	33,718	35,108	31,906

Earnings per share:
Basic	$0.28	$0.16	$0.56	$0.39
Diluted	$0.27	$0.16	$0.55	$0.39

The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three months ended September 30, 2013 or the nine months ended September 30, 2013 and 2012, as none of these shares would have been antidilutive. The Company excluded 99,000 options from the calculation for the three months ended September 30, 2012, as they were antidilutive.

12. Income Taxes

The provision for income taxes for the three months ended September 30, 2013 and 2012 was $2.9 million and $4.1 million, respectively. Effective tax rates were 22.4% and 42.8% for the three months ended September 30, 2013 and 2012, respectively. The provision for income taxes for the nine months ended September 30, 2013 and 2012 was $7.8 million and $7.1 million, respectively. Effective tax rates were 29.0% and 36.5% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rates for the three and nine months ended September 30, 2013 were primarily caused by a benefit in the three months ended September 30, 2013, from the expiration of the statute of limitations that allowed the Company to release a liability for unrecognized tax benefits relating to the uncertainty of amortization and depreciation expenses which were incurred from Compass’ acquisition of the Company in 2008.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
United States	$27,005	$22,498	$72,358	$64,263
International	55,288	50,366	135,129	114,993

Total Sales	$82,293	$72,864	$207,487	$179,256

The Company’s long-lived assets by geographic location are as follows:

	September 30, 2013	December 31, 2012
United States	$11,761	$11,429
International	779	360

Total long-lived assets	$12,540	$11,789

14. Subsequent Events

Acquisition

On October 31, 2013, the Company completed the acquisition of certain assets of its third-party Germany-based distributor and service center. Under the terms of the acquisition agreement, the Company will pay the seller approximately $2.3 million in cash and assume certain liabilities. The Company is in the process of completing the purchase price allocation for the acquisition. A preliminary purchase price allocation is currently expected to be included in the Company’s consolidated financial statements for the year ending December 31, 2013.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission (SEC) on August 8, 2013 (the “Prospectus”). Our actual results could differ materially from those discussed below. You should review the “Risk Factors” section included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and filed with the SEC on September 19, 2013 and those disclosed elsewhere in this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, the terms “FOX,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Fox Factory Holding Corp. and its wholly-owned operating subsidiary, Fox Factory, Inc., on a consolidated basis.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied under Part II, Item 1.A “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the SEC on September 19, 2013 (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of such Quarterly Report on Form 10-Q, including, without limitation, in this Quarterly Report on Form 10-Q) could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

A significant portion of our sales are dependent on the demand for high-end or premium priced mountain bikes and their suspension components. In the nine months ended September 30, 2013 and 2012, approximately 67% of our sales were attributable to sales of suspension products for mountain bikes and approximately 33% of our sales were attributable to sales of suspension products for powered vehicles.

Our domestic sales totaled $72.4 million and $64.3 million, or 35% and 36% of our total sales in the nine months ended September 30, 2013 and 2012, respectively. Our international sales totaled $135.1 million and $115.0 million, or 65% and 64% of our total sales in the nine months ended September 30, 2013 and 2012, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into mountain bikes that are assembled at international locations and then shipped back to the United States.

Initial Public Offering

On August 13, 2013, the Company completed the initial public offering (IPO) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857,143 shares of common stock and the selling stockholders sold a total of 7,000,000 shares of common stock (including the shares sold pursuant to the exercise of the options granted to the underwriters) at an initial public offering price to the public of $15.00 per share. From the IPO the Company received net proceeds of approximately $36.1 million from its sale of 2,857,143 shares of common stock after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

The Company used the net proceeds it received in the IPO to pay down indebtedness under its prior credit facility (Prior Credit Facility) with Compass Group Diversified Holdings LLC (Compass), its majority stockholder. In connection with the IPO, the Company entered into a new credit facility with SunTrust Bank and the other lenders identified therein (2013 Credit Facility) and borrowed $28.5 million thereunder. Of such borrowings, $21.6 million was used to pay off the Company’s remaining indebtedness that was then due under the Prior Credit Facility and the Prior Credit Facility was terminated, and the remaining amount of such borrowings was used to pay IPO related fees and expenses and provide additional working capital. In connection with terminating the Prior Credit Facility, the Company recognized in the third fiscal quarter of 2013 a non-cash expense of approximately $1.4 million related to unamortized loan origination costs.

Effective August 13, 2013 we terminated the Management Services Agreement with an affiliate of Compass, under which we paid $0.5 million in management fees in each of the years ended December 31, 2010, 2011 and 2012. Such fees were paid quarterly in arrears and other than paying approximately $58,000 for the accrued but unpaid amount for the quarter during which the IPO closed, no separate termination fee was due under this agreement when it was terminated. We expect the elimination of such management fees in the future following the completion of the IPO will help us to offset a portion of the additional significant legal, insurance and financial costs we will incur as a result of becoming a public company. In the near term, we anticipate that our general and administrative expenses will increase both in terms of absolute dollars and when expressed as a percentage of sales as we incur additional expenses, including those associated with being a public company.

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

Results of operations

The table below summarizes our results of operations for the three months ended September 30, 2013 and 2012 for the nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2013	2012	2013	2012
Sales	$82,293	$72,864	$207,487	$179,256
Cost of sales	56,960	52,745	146,074	129,592

Gross profit	25,333	20,119	61,413	49,664
Operating expenses:
Sales and marketing	3,621	3,150	10,382	9,288
Research and development	2,500	2,427	7,442	7,196
General and administrative	3,098	2,223	8,588	7,069
Amortization of purchased intangibles	1,341	1,341	4,023	3,974

Total operating expenses	10,560	9,141	30,435	27,527

Income from operations	14,773	10,978	30,978	22,137
Other expense, net:
Interest expense	(2,015)	(1,424)	(3,968)	(2,294)
Other income (expense), net	38	14	19	(287)

Total other expense, net	(1,977)	(1,410)	(3,949)	(2,581)

Income before income taxes	12,796	9,568	27,029	19,556
Provision for income taxes	2,872	4,099	7,834	7,131

Net income	$9,924	$5,469	$19,195	$12,425

The following table sets forth our gross profit as well as our operating and other income and expenses and other information for the periods presented, expressed as a percentage of total sales.

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2	72.4	70.4	72.3

Gross profit	30.8	27.6	29.6	27.7
Operating expenses:
Sales and marketing	4.4	4.3	5.0	5.2
Research and development	3.0	3.3	3.6	4.0
General and administrative	3.8	3.1	4.1	3.9
Amortization of purchased intangibles	1.6	1.8	1.9	2.2

Total operating expenses	12.8	12.5	14.6	15.3

Income from operations	18.0	15.1	15.0	12.4
Other expense, net:
Interest expense	(2.4)	(2.0)	(1.9)	(1.3)
Other income (expense), net	*	*	*	(0.2)

Total other expense, net	(2.4)	(2.0)	(1.9)	(1.5)

Income before income taxes	15.6	13.1	13.1	10.9
Provision for income taxes	3.5	5.6	3.8	4.0

Net income	12.1%	7.5%	9.3%	6.9%

*	Represents less than 0.1%

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Sales

Sales for the three months ended September 30, 2013 increased approximately $9.4 million, or 12.9%, compared to the same period in 2012. Sales of mountain bike and powered vehicle products increased 10.8% and 18.2%, respectively, for the three months ended September 30, 2013 compared to the comparable prior year period. Sales growth was primarily driven by sales to OEMs which increased $8.4 million to $68.6 million during the three months ended September 30, 2013 compared to $60.2 million for the same period in 2012. The increase in sales to OEMs was largely driven by increased specification, or spec, positions with our OEM customers. The remaining increase in sales totaling $1.0 million reflects increased sales to aftermarket customers in the three months ended September 30, 2013 compared to the same period in 2012. The increase in sales to aftermarket customers is primarily due to higher end user demand for our products.

Cost of sales

Cost of sales for the three months ended September 30, 2013 increased approximately $4.2 million, or 8.0% compared to the same period in 2012. The increase in cost of sales was primarily due to increased sales during the three months ended September 30, 2013 when compared to the same period in 2012. For the three months ended September 30, 2013 our gross margin was 30.8% compared to 27.6% for the same period in 2012. We attribute approximately 1.4% of the improvement in our gross profit margin to our cost initiatives designed to improve our operating efficiencies. The remaining 1.8% is largely due to additional warranty and other related costs in the three months ended September 30, 2012 to upgrade certain dampers contained in our suspension products which costs did not recur in 2013.

Operating expenses

Operating expenses for the three months ended September 30, 2013 increased approximately $1.4 million, or 15.5%, over the same period in 2012. When expressed as a percentage of sales, operating expenses increased to 12.8% of sales for the three months ended September 30, 2013 compared to 12.5% of sales in the same period in 2012.

Within operating expenses, our sales and marketing expenses increased in the three months ended September 30, 2013 by $0.5 million to $3.6 million from $3.1 million in the same period in 2012 primarily due to increases of personnel related expenditures of approximately $0.5 million.

Our research and development expenses increased in the three months ended September 30, 2013 by $0.1 million to $2.5 million from $2.4 million in the same period in 2012 primarily due to increases of personnel related expenditures of approximately $0.1 million.

Our general and administrative expenses increased in the three months ended September 30, 2013 by $0.9 million to $3.1 million from $2.2 million in the same period in 2012. The increase was primarily due to increases of personnel related expenditures of approximately $0.5 million, $0.2 million of additional stock based compensation and the remaining balance was largely due to additional costs we incurred as a result of being a public company.

Amortization of purchased intangible assets in the three months ended September 30, 2013 was consistent with the same period in 2012.

Income from operations

Income from operations for the three months ended September 30, 2013 increased approximately $3.8 million, or 34.6%, compared to income from operations in the same period in 2012. The increase in income from operations was primarily the result of our increase in gross profit of $5.2 million partially offset by increases in operating expenses in total of $1.4 million.

Other expense, net

Other expense, net for the three months ended September 30, 2013 increased by approximately $0.6 million to $2.0 million in the three months ended September 30, 2013 compared to $1.4 million in the same period in 2012 due to increased interest expense. Within Other expense, net, interest expense increased in the three months ended September 30, 2013 by $0.6 million. In connection with the termination of our Prior Credit Facility, we had a non-cash charge of approximately $1.4 million related to our unamortized loan origination costs which was partially offset by a decrease in average borrowings and a more favorable borrowing rate under our 2013 Credit Facility. Other income (expense), net for the three months ended September 30, 2013 was consistent with the same period in 2012.

Income tax expense

Income tax expense for the three months ended September 30, 2013 decreased by approximately $1.2 million to $2.9 million compared to income tax expense of $4.1 million in the same period in 2012. Effective tax rates were 22.4% and 42.8% for the three months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rates for the three months ended September 30, 2013 was primarily caused by the expiration of the statute of limitations that allowed us to release a liability for unrecognized tax benefits relating to the uncertainty of amortization and depreciation expenses which were a result of Compass’ acquisition of us in 2008.

Net income

As a result of the factors discussed above, our net income increased $4.4 million, or 81.5%, to $9.9 million in the three months ended September 30, 2013 from $5.5 million for the same period in 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Sales

Sales for the nine months ended September 30, 2013 increased approximately $28.2 million, or 15.7%, compared to the same period in 2012. Sales of mountain bike and powered vehicle products increased 14.4% and 18.6%, respectively, for the nine months ended September 30, 2013 compared to the comparable prior year period. Sales growth was primarily driven by sales to OEMs which increased $23.3 million to $166.8 million during the nine months ended September 30, 2013 compared to $143.5 million for the same period in 2012. The increase in sales to OEMs was largely driven by increased specification, or spec, positions with our OEM customers. The remaining increase in sales totaling $4.9 million reflects increased sales to aftermarket customers in the nine months ended September 30, 2013 compared to the same period in 2012. The increase in sales to aftermarket customers is primarily due to higher end user demand for our products.

Cost of sales

Cost of sales for the nine months ended September 30, 2013 increased approximately $16.5 million, or 12.7% compared to the same period in 2012. The increase in cost of sales was primarily due to increased sales during the three months ended September 30, 2013 when compared to the same period in 2012. For the nine months ended September 30, 2013 our gross margin was 29.6% compared to 27.7% for the same period in 2012. We attribute approximately 1.2% of the improvement in our gross profit margin to our cost initiatives designed to improve our operating efficiencies. The remaining 0.7% of the improvement is largely due to additional warranty and other related costs in the nine months ended September 30, 2012 to upgrade certain dampers contained in our suspension products which costs did not recur in 2013.

Operating expenses

Operating expenses for the nine months ended September 30, 2013 increased approximately $2.9 million, or 10.6%, over the same period in 2012. When expressed as a percentage of sales, operating expenses declined to 14.6% of sales for the nine months ended September 30, 2013 compared to 15.3% of sales in the same period in 2012.

Within operating expenses, our sales and marketing expenses increased in the nine months ended September 30, 2013 by $1.1 million to $10.4 million from $9.3 million in the same period in 2012 primarily due to increases of personnel related expenditures of approximately $0.8 million and other marketing related expenses of $0.3 million.

Our research and development expenses increased in the nine months ended September 30, 2013 by $0.2 million to $7.4 million from $7.2 million in the same period in 2012 primarily due to increases in personnel related expenses of $0.4 million, partially offset by a decrease in other product development expenses of $0.2 million.

Our general and administrative expenses increased in the nine months ended September 30, 2013 by $1.5 million to $8.6 million from $7.1 million in the same period in 2012. The increase was primarily due to an increase in personnel related expenses of $1.3 million and an increase of $0.2 million of other general and administrative expenses, including additional costs we incurred as a result of being a public company.

Amortization of purchased intangible assets increased slightly in the nine months ended September 30, 2013 compared to the same period in 2012 due to the acquisition of intellectual property.

Income from operations

Income from operations for the nine months ended September 30, 2013 increased approximately $8.8 million, or 39.9%, compared to income from operations in the same period in 2012. The increase in income from operations was primarily the result of our increase in gross profit of $11.7 million, partially offset by our increases in operating expenses of $2.9 million.

Other expense, net

Other expense, net for the nine months ended September 30, 2013 increased by approximately $1.3 million to $3.9 million in the nine months ended September 30, 2013 compared to $2.6 million in the same period in 2012. Within Other expense, net, interest expense increased in the nine months ended September 30, 2013 by $1.7 million primarily due to a $1.4 million non-cash charge for unamortized loan origination costs in connection with the termination of our Prior Credit Facility, and to a lesser extent, increased average borrowings under our credit facility. Other income (expense), net for the nine months ended September 30, 2013 increased $0.3 million from the same period in 2012 due to the loss on the disposition of fixed assets in the nine months ended September 30, 2012 which did not reoccur in the nine months ended September 30, 2013.

Income tax expense

Income tax expense for the nine months ended September 30, 2013 increased by approximately $0.7 million to $7.8 million compared to income tax expense of $7.1 million in the same period in 2012. Effective tax rates were 29.0% and 36.5% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rates for the nine months ended September 30, 2013 was primarily caused by the expiration of the statute of limitations that allowed us to release a liability for unrecognized tax benefits relating to the uncertainty of amortization and depreciation expenses which were a result of Compass’ acquisition of us in 2008.

Net income

As a result of the factors discussed above, our net income increased $6.8 million, or 54.5%, to $19.2 million in the nine months ended September 30, 2013 from $12.4 million for the same period in 2012.

Liquidity and capital resources

Our primary cash needs are to support working capital and capital expenditures. We have generally financed our historical needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by fluctuations in various matters, including demand for our products, investments made by us in our plant and equipment and other capital expenditures, and expenditures on general infrastructure and intellectual technology. A summary of our operating, investing and financing activities are shown in the following table:

	Nine months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$5,082	$842
Net cash used in investing activities	(2,478)	(4,717)
Net cash provided by financing activities	866	4,170
Effect of exchange rate changes on cash	11	5

Increase in cash and cash equivalents	$3,481	$300

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

In the nine months ended September 30, 2013, cash provided by operating activities was $5.1 million and consisted of net income of $19.2 million plus non-cash items totaling $7.6 million less changes in operating assets and liabilities and other adjustments totaling $21.7 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $5.8 million, stock-based compensation of $1.7 million, a write off of unamortized loan origination costs of $1.4 million and a $1.2 million change in deferred taxes. Cash used related to operating assets and liabilities consisted primarily of an increase in accounts receivable of $13.9 million, an increase in inventory of $12.1 million, partially offset by an increase in accounts payable of $2.6 million and an increase in accrued expenses of $1.9 million, all of which are due to our seasonality and the increase in our sales. Additionally, there was an increase in prepaid expenses and other current assets of $0.3 million and a decrease in other assets of $0.3 million.

In the nine months ended September 30, 2012, cash provided by operating activities was $0.8 million and consisted of net income of $12.4 million plus non-cash items totaling $0.2 million less changes in operating assets and liabilities and other adjustments totaling $11.8 million. Non-cash items and other adjustments consisted primarily of an excess tax benefit from the exercise of stock options of $5.8 million, depreciation and amortization of $5.3 million, stock-based compensation of $1.7 million and $1.5 million change in deferred taxes. Cash used in operating assets and liabilities consisted primarily of an increase in accounts receivable of $15.2 million, an increase in inventory of $11.2 million, and an increase in other assets of $1.3 million, partially offset by an increase in accounts payable of $8.1 million, a decrease of income tax receivable of $6.5 million, an increase in accruals of $0.8 million and an increase in deferred rent $0.7 million.

Net cash used in investing activities

Cash used in investing activities primarily relates to purchases by us of property and equipment and investments in our manufacturing and general infrastructure.

In the nine months ended September 30, 2013 cash used by investing activities was $2.5 million which consisted of purchases of property and equipment. In the nine months ended September 30, 2012 cash used by investing activities was $4.7 million which consisted of purchases of property and equipment of $3.9 million and intangible assets of $0.8 million.

Net cash provided by financing activities

In the nine months ended September 30, 2013, net cash provided by financing activities was $0.9 million, which consisted primarily of proceeds from initial public offering of $36.4 million net of underwriter fees and offering costs and net borrowings of $23.7 million from the 2013 Credit Facility, partially offset by net payments on the Prior Credit Facility of $59.3 million.

In the nine months ended September 30, 2012, net cash provided by financing activities was $4.2 million which consisted primarily of borrowings of indebtedness under our Prior Credit Facility offset by payments on our Prior Credit Facility. In addition, we paid a dividend of $67.0 million, we received proceeds from an equity issuance of $7.2 million and had an excess tax benefit from exercise of stock options of $5.8 million.

Credit facility

As disclosed above, concurrently with the closing of our IPO in August 2013 we used the net proceeds that we received from the offering to repay a portion of the then outstanding indebtedness under our Prior Credit Facility. In addition, in connection with the IPO in August 2013 we entered into our 2013 Credit Facility and borrowed $28.5 million thereunder. Of such borrowings, $21.6 million was used to repay the Company’s remaining indebtedness that was then due under the Prior Credit Facility and the Prior Credit Facility was terminated, and the remaining amount of such borrowings was used to pay IPO related fees and expenses and to provide additional working capital.

The 2013 Credit Facility consists of a $60.0 million revolving line of credit, including a $5.0 million sublimit for swingline loans, and a $10.0 million sublimit for the issuance of standby letters of credit. The maximum amount we are permitted to borrow under the revolving line of credit is subject to certain borrowing limitations. Subject to the satisfaction of certain conditions precedent, we have the ability to increase the aggregate revolving loan commitments under the 2013 Credit Facility by an aggregate amount of up to $50.0 million, subject to the agreement of any existing lenders and/or any additional lenders who are providing such increased commitments. Amounts borrowed under the 2013 Credit Facility bear interest at a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. The lenders’ commitments to make revolving loans under the 2013 Credit Facility terminate in August 2018.

The 2013 Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our and our subsidiary’s assets including accounts receivable and a pledge of the equity in our operating subsidiary. In addition, the 2013 Credit Facility requires that we satisfy a maximum total leverage ratio and a fixed charge coverage ratio. The 2013 Credit Facility contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than our current business and those reasonably related thereto; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions. As of September 30, 2013, the outstanding borrowings under our 2013 Credit Facility were $24.5 million and we had $35.5 million available to borrow pursuant to the 2013 Credit Facility. As of September 30, 2013, the Company was in compliance with the covenants contained in the 2013 Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks, however, we generally do not hedge our interest rate exposure. We had $24.5 million of debt, bearing interest at a variable rate, outstanding under our 2013 Credit Facility as of September 30, 2013. Based on the $24.5 million of variable interest rate indebtedness that was outstanding as of September 30, 2013, a hypothetical 100 basis point increase or decrease in the interest rate on our interest rate variable debt would have resulted in an approximately $0.1 million change to our interest expense for the nine months ended September 30, 2013.

Exchange rate sensitivity

As of September 30, 2013, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Foreign currency fluctuations could in the future have an adverse effect on our business and results of operations. We sell our products inside and outside of the United States in U.S. Dollars. As the majority of our expenses are also in U.S. Dollars, we are somewhat insulated from currency fluctuations. We do not currently hedge our foreign currency exposure.

Credit and other risks

We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents as of September 30, 2013 consisted principally of FDIC insured certificates of deposit and cash balances in non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not currently hedge our exposure to increases in the prices for our primary raw materials.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties. Except as set forth below, there have been no material changes to the risk factors as disclosed under Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and filed with the SEC on September 19, 2013. The disclosures set forth in such Quarterly Report on Form 10-Q and below and in our other reports and filings with the SEC are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

In October 2013 we initiated a voluntary product recall of certain model 2013 suspension forks and the product recall and related other costs and claims could have a material adverse impact on our business.

On October 22, 2013 the Company announced that it had initiated a voluntary recall of certain model year 2013 32 and 34 Evolution Series suspension forks having 120mm — 160mm of travel with certain open cartridge dampers manufactured by the Company between March 1, 2012 and November 30, 2012 (the “Recall”). The total costs the Company incurs as a result of the Recall, including other related costs or claims, could be higher than expected and could adversely impact the Company’s financial performance. It is possible that the Consumer Protection Safety Commission could cause the Company to make changes to its recall plan, which changes could adversely impact the Company and its business. In addition, the warranty reserve which the Company previously established regarding the dampers used in the forks which are the subject of the Recall may be insufficient to cover the repair related costs it actually incurs as a result of the Recall. The Recall could adversely impact the Company’s brand image, relationships with its OEMs, sponsored athletes and race teams, or otherwise have a negative effect on the Company’s business, financial condition and results of operations or have other negative consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (previously filed on September 19, 2013 as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed on September 19, 2013 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

10.1

Revolving Credit Facility dated August 7, 2013 by and among Fox Factory Holding Corp., Fox Factory, Inc.,

SunTrust Bank and the other parties thereto (previously filed on September 19, 2013 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

10.2

Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline (previously filed on July 25, 2013 as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1

(File No. 333-189841) and incorporated herein by reference).

10.3	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman (previously filed on July 25, 2013 as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.4	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and John Boulton (previously filed on July 25, 2013 as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.5	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Mario Galasso (previously filed on July 25, 2013 as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.6	Information Sharing and Cooperation Agreement dated August 13, 2013 by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc.

10.7	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers (previously filed on July 8, 2013 as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.8	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors (previously filed on July 8, 2013 as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.9	2013 Omnibus Plan (previously filed on July 29, 2013 as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.10	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (previously filed on July 25, 2013 as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
November 6, 2013		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (previously filed on September 19, 2013 as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed on September 19, 2013 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

10.1

Revolving Credit Facility dated August 7, 2013 by and among Fox Factory Holding Corp., Fox Factory, Inc.,

SunTrust Bank and the other parties thereto (previously filed on September 19, 2013 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

10.2

Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline (previously filed on July 25, 2013 as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1

(File No. 333-189841) and incorporated herein by reference).

10.3	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman (previously filed on July 25, 2013 as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.4	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and John Boulton (previously filed on July 25, 2013 as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.5	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Mario Galasso (previously filed on July 25, 2013 as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.6	Information Sharing and Cooperation Agreement dated August 13, 2013 by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc.

10.7	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers (previously filed on July 8, 2013 as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.8	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors (previously filed on July 8, 2013 as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.9	2013 Omnibus Plan (previously filed on July 29, 2013 as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.10	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (previously filed on July 25, 2013 as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.