Form 10-K
period 2013-12-31
FOX FACTORY HOLDING CORP
filed 2014-03-11
CIK 1424929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-36040

Fox Factory Holding Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1647258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

915 Disc Drive Scotts Valley, CA	95066
(Address of Principal Executive Offices)	(Zip Code)

(831) 274-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Global Select Market on August 8, 2013.

As of February 28, 2014, there were 36,433,658 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Fax Factory Holding Corp.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our company, Fox Factory Holding Corp., designs, engineers, manufactures and markets high-performance suspension products for customers world-wide. Fox Factory Holding Corp. is the holding company of Fox Factory, Inc. As used herein, “Fox Factory,” “FOX,” the “Company,” “we,” “our,” and similar terms refer to Fox Factory Holding Corp. and its subsidiaries, unless the context indicates otherwise. Our premium brand suspension products are used primarily on mountain bikes, side-by-side vehicles (“Side-by-Sides”), on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. Some of our products are specifically designed and marketed to some of the leading original equipment manufacturers (“OEMs”), while others are distributed directly to consumers through a global network of dealers and distributors. We were incorporated in Delaware on December 28, 2007 by Compass Group Diversified Holdings LLC, (our “Sponsor”). Our common stock is traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “FOXF.”

Our History

Robert C. Fox, Jr. began developing suspension products in 1974 when, having participated in motocross racing, he sought to create a racing suspension shock that performed better than existing coil spring shocks. Working in a friend’s garage, Mr. Fox created the “Fox AirShox.” The product was successful, and went into production in 1975. The next year, in 1976, Fox AirShox was used by the rider who won the AMA 500cc National Motocross Championship.

Sales of Fox AirShox grew rapidly and, in 1978, our operating subsidiary, Fox Factory, Inc., was incorporated in California. From 1978 to 1983, FOX suspension users won numerous major races including 500cc Grand Prix races (motocross), Baja 1000 races (off-road), AMA SuperBike races (motorcycle road racing), and the Indianapolis 500 race (auto racing), generating greater market awareness of the FOX brand among enthusiasts.

As FOX grew, we applied many of the same core suspension technologies developed for motocross racing to other categories. For example, in 1987 we started selling high-performance suspension products for snowmobiles. By 1991, we began supplying the mountain bike industry with rear shocks and we entered the ATV and other off-road vehicle markets in the mid-1990s. Starting in 2001, we began offering front fork suspension products for mountain bikes.

Our Sponsor purchased a controlling interest in us on January 4, 2008. As of December 31, 2013, they beneficially owned approximately 53.9% of our outstanding common stock.

Description of our Business

We are a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We believe our products offer innovative design, performance, durability and reliability. Through our products we enhance ride dynamics, which we define as the interplay between the rider, the vehicle and the terrain, by improving performance and control. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and a smoother ride while riding over rough terrain in varied environments. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes. We believe our products are generally sold at premium prices, which to us means manufacturer suggested retail sale prices that are generally in the upper quartile of their respective product categories.

We design our products for, and market our products to, some of the world’s leading OEMs, in our markets, and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Scott, Specialized and Trek in mountain bikes and BRP, Ford and Polaris in powered vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their high-performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.

We have experienced strong sales and profit growth over the past few years. Our sales increased from approximately $197.7 million in 2011 to approximately $272.7 million in 2013. Over the same period, our net income increased from approximately $13.5 million to approximately $24.1 million.

For clarification, we are not affiliated with Fox Head, Inc., an action sports apparel company.

Recent Developments

On March 5, 2014, we entered into a definitive agreement to acquire the business of Sport Truck USA (“Sport Truck”) a full service, globally recognized distributor, primarily of its own branded aftermarket suspension solutions and reseller of our products. Sport Truck also designs, markets, and distributes high quality lift kit solutions through their wholly owned subsidiaries BDS Suspension and Zone Offroad Products. The acquisition of Sport Truck is well-aligned with our mission of improving vehicle performance, delivering the best in-class service, and entering into strategic adjacent markets. We will acquire Sport Truck in an asset purchase transaction for approximately $44 million due at closing. The transaction is being financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance based financial targets. The transaction is subject to approval by the employee stock ownership plan shareholders of Sport Truck and is also subject to customary closing conditions. The transaction is expected to close by the end of March 2014.

On February 24, 2014, we filed a Current Report on Form 8-K announcing that our board of directors approved the promotion of certain officers in connection with our newly formed strategic business development group.

Industry

We participate in the large global markets for mountain bikes and powered vehicles used by recreational and professional users. Today, our products for powered vehicles are used primarily on Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.

The markets in which we participate are diverse geographically and by product type. We focus on the premium priced products within each of these categories, and consider these premium priced products to be in the high-end segment because of their higher retail sale prices. We believe consumers in the high-end segment have a preference for well-designed, performance-oriented equipment. We believe that suspension systems are critical to the performance of the mountain bikes and powered vehicles in the product categories in which we focus and that technical features, component performance, product design, durability, reliability and brand recognition strongly influence the purchasing decisions of consumers. Over the past decade, there have been significant technological advances in materials and features that have increased product functionality and performance, allowing high-end suspension products to be adapted for use in additional end-markets, such as in the mountain bike and powered vehicle categories.

We believe the high-end segments in which we participate are well positioned for growth due to several factors, including:

•	increasing average retail sales prices, which we believe are driven by differentiated and feature-rich products with advanced technologies;

•	continuing product cycle innovation, which we have observed often motivates consumers to upgrade and purchase new products for enhanced performance;

•	branded auto OEMs introducing on-road vehicles with off-road capabilities, such as the Ford F-150 SVT Raptor; and

•	increased sales opportunities for high-end mountain bikes and powered vehicles in international markets.

As vehicles in our end-markets evolve and grow more capable, suspension products and components have become, and we believe will continue to become, increasingly more important for improved performance and control. Additionally, we believe there are opportunities to continue to leverage our technical know-how in suspension products to provide solutions beyond our current end-markets.

Our Competitive Strengths

Broad offering of high-performance products across multiple consumer markets

Our suspension products enhance ride dynamics across multiple consumer markets. Through the use of adjustable suspension, position sensitive damping, multiple air spring technologies, lightweight and rigid materials, and other technologies and methods, our products improve the performance and control of the vehicles used by our consumers. We believe our reputation for high-performance products is reinforced by the successful finishes in world class competitive events by athletes incorporating our products in their vehicles, including the following examples in 2013:

•	three out of four Union Cycliste Internationale World Cup Mountain Bike Series titles;

•	World Off Road Championship Series Side x Side Production 1000 Class Championship;

•	American Motorcyclist Association, or AMA, Pro ATV Championship and first place finishes in 10 out of 10 races;

•	International Series of Champions National Pro Open Championship for snowmobiles and first place finishes in 16 out of 16 races; and

•	two out of two overall Pro 2 Championships and first place finishes in 21 out of 29 Pro 2 races in the TORC and LOORRS off-road short course racing series.

Premium brand with strong consumer loyalty

We believe that we have developed a reputation for high-performance products and our trademarks, such as FOX ®, and FOX RACING SHOX ®, designate a premium brand, as our high-performance suspension products are generally sold at premium prices. Our FOX ® logo is prominently displayed on our products used on mountain bikes and powered vehicles sold by our OEM customers, which helps further reinforce our brand image. We believe that our brand has achieved strong loyalty from our consumers. To support our brand, we introduce new products that we believe feature innovative technologies designed to improve vehicle performance and enhance our brand loyalty with consumers.

Track record of innovation and new product introductions

Innovation, including new product development, is a key component of our growth strategy. Due to our experience in suspension engineering and design in multiple markets and with a variety of vehicles, we are able to bring unique ride dynamics solutions to our customers, often developed for use in one market and ultimately deployed across multiple markets. For example, our success in the high-end ATV category led to the widespread adoption of our suspension technology in the Side-by-Side market, which became our second largest product category by sales in 2012. Our innovative product development and speed to market are supported by:

•	our racing culture, including on-site technical race support of professional athletes, which provides us with unique real-time insights as to the evolving ride dynamic needs of those participating in world-class events;

•	ongoing research and development team of engineers and technicians focused on designing innovative products, testing, and developing engineering-based solutions to enhance our product offerings;

•	feedback from professional athletes, race teams, enthusiasts and other consumers who use our products;

•	strategic and collaborative relationships with OEM customers, which furthers our ability to extend technologies and applications across end-markets; and

•	our integrated manufacturing facilities and performance testing center, which allow us to quickly move from concept to product.

During 2013, we launched more than 20 new products and generated more than 70% of our sales from products introduced by us during the last three years, such as the:

•	Podium RC3, which provides external adjustment that allows the shock to easily be tuned for different rider skill, terrain, and racing type without having to be disassembled;

•	Float X Evol, which allows the rider to tune the spring characteristics of the shock via an air pump without having to remove the shock;

•	ECS Shock, which has an external cooling system that significantly lowers shock temperatures, allowing powered vehicles to operate at higher speeds for extended periods without sacrificing driver control, particularly in extreme environments; and

•	Float iCD, which provides riders the ability to adjust modes for different skills, terrains and activity levels on mountain bikes, resulting in increased utilization of the modes and an overall more efficient ride dynamics experience.

Strategic brand for OEMs, dealers and distributors

Through our strategic relationships, we are often sought out by our OEM customers and work closely with them to develop and design new products and product enhancements. We believe our collaborative approach and product development processes strengthen our relationships with our OEM customers. We believe consumers value our branded suspension products when selecting high-performance mountain bikes and powered vehicles, and as a result, OEMs purchase and incorporate our products in their mountain bikes and powered vehicles in order to increase the sales of their premium priced products. In addition, we believe the inclusion of our products on high-end mountain bikes and powered vehicles reinforces our premium brand image which helps to drive our sales in the aftermarket channel where dealers and distributors sell our products to consumers.

Experienced management team

We have an experienced senior management team led by Larry L. Enterline, our Chief Executive Officer. Collectively, our eight member senior management team has an average tenure at FOX of approximately eight years per person. In addition, many members of our management team and many of our employees are avid users of our products, which further extends their knowledge of, and expertise in, our products and end-markets. We are able to attract and retain highly trained and specialized employees who enhance our company culture and serve as strong brand advocates.

Our Strategy

Our goal is to expand our leadership position as a designer, manufacturer and marketer of high-performance products designed to enhance ride dynamics. As part of our strategic goals to expand and strengthen our position in the marketplace, we recently formalized a business development group to focus on inorganic and organic potential growth opportunities, for example, identify and assess possible acquisition opportunities, aid the business in analyzing growth alternatives and to manage select, critical projects and programs. We intend to focus on the following key strategies in pursuit of this goal:

Continue to develop new and innovative products in current end-markets

We intend to continue to develop and introduce new and innovative products in our current end-markets to improve ride dynamics for our consumers. For example, our patented position-sensitive damping systems provide terrain optimized ride characteristics across many of our product lines. We believe that high-performance and control are important to a large portion of our consumer base, and that our frequent introduction of products with innovative and improved technologies increases both OEM and aftermarket demand as consumers seek out products for their vehicles that can deliver these characteristics. We also believe evolving market trends, such as changing mountain bike wheel sizes and increasing adoption rates of Side-by-Side vehicles, should increase demand for vehicles in our end-markets, which, in turn, should increase demand for our suspension products.

Leverage technology and brand to expand into new categories and end-markets

We believe that we have a reputation as a leader in ride dynamics, and that our reputation combined with our ability to improve the performance of vehicles by incorporating high-performance suspension products, results in us often being approached by OEM product development teams, athletes and others looking to improve the performance of their vehicles, including in end-markets in which we have not previously offered products. We believe that our ride dynamics technologies have applications in end-markets in which we do not currently participate in a meaningful way, and we intend to selectively develop products for and forge relationships with customers in additional markets. These markets may include military, recreational vehicles (RVs), on-road motorcycles, commercial trucks and “performance street” cars. We also intend to evaluate selective potential acquisition opportunities for high-performance products and technologies that we believe will help us extend our ride dynamics platform.

Increase our aftermarket penetration

We currently have a broad aftermarket distribution network of more than 2,500 retail dealers and distributors worldwide. We intend to further penetrate the aftermarket channel by selectively adding dealers and distributors in certain geographic markets, increasing our internal sales force and strategically expanding aftermarket-specific products and services to existing vehicle platforms.

Accelerate international growth

While a significant percentage of our current sales are to OEMs and dealers and distributors located outside the United States, we believe international expansion represents a significant opportunity for us and we intend to selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium, high-performance mountain bikes and powered vehicles, should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the X Games, is contributing to growing international participation in activities where our products are used. We intend to leverage our brand recognition to capitalize on these trends by increasing our sales to both OEMs and dealers and distributors globally, particularly in markets where we perceive significant opportunities. Our areas of greatest interest include Asia-Pacific (particularly China, South Korea and Australia) and South America (particularly Brazil, Argentina and Chile).

Improve operating and supply chain efficiencies

We intend to improve operating margins in the medium term by enhancing our design and production processes to increase efficiencies, reducing new product time to market and lowering production costs. Specifically, we are in the process of moving a majority of the manufacturing of our mountain bike products to Taiwan and intend to complete this process in 2015. We believe this transition to Taiwan, once completed, will shorten production lead times to our mountain bike OEM customers, improve supply chain efficiencies and reduce manufacturing costs.

Our Products

We design and manufacture high-performance suspension products that dissipate the energy and force generated by mountain bikes and powered vehicles while they are in motion. A suspension product allows wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position sensitive damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance.

We use high-grade materials in our products and have developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high performance levels and customer satisfaction.

Mountain bikes

In our mountain bike product category, we offer upper mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. We also offer a ride-height adjustable seat post product, our D.O.S.S. remote adjustable seat post, which we introduced in 2012 to allow a rider to adjust his or her seat position for uphill, rolling trail or downhill riding without having to stop the mountain bike to adjust the seat. Our mountain bike products are sold in three series: (i) our Evolution series, designed for demanding, yet value-minded, enthusiasts; (ii) our Performance series, designed for experienced enthusiasts and expert riders; and (iii) our Factory series, which is designed for maximum performance at a professional level.

Powered vehicles

In our powered vehicle product category, we offer high-end suspension products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. Products for these vehicles are designed for trail riding, racing and performance. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our products in the powered vehicle category range from two inch aluminum bolt-on shocks to our patented position sensitive internal bypass shocks.

Product Development

We are committed to the development and introduction of technologically advanced products that feature innovative designs and high-quality materials. We strive to maintain our product leadership through the introduction of new and innovative products and enhancements and refinements to our existing products. In 2013, we launched more than 20 new products, including our Float iCD fork and rear shock, 34 Factory FIT CTD fork, Dual Speed Compression module and our Bottom Out Cup position-sensitive damping module.

Research and Development

Research and development is at the core of our product innovation and market leadership strategy. We have a growing team of engineers and technicians focused on designing innovative products, testing, and developing engineering-based solutions to enhance our product offerings. In addition, a large number of our other employees, many of whom use our products in their recreational activities, contribute to our research and development and product innovation initiatives. Their involvement in the development of new products ranges from participating in initial brainstorming sessions to ride testing products in development. Product development also includes collaborating with OEM customers across end-markets, field testing by professional athletes and sponsored race teams and working with enthusiasts and other users of our products. This feedback helps us to develop innovative products which meet our demanding standards as well as the evolving needs of professional and recreational end users and to quickly commercialize these products.

Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to enhance product safety, durability and high-performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. The research and development portion of our total engineering costs totaled approximately $10.4 million, $9.7 million and $9.8 million in 2013, 2012 and 2011, respectively.

Intellectual Property

Intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect our intellectual property rights.

Our in-house counsel and external intellectual property resources diligently protect our new technologies with patents and trademarks and defend against patent infringement allegations. As of December 31, 2013, we owned 37 patents on proprietary technologies related to vehicle suspension and other products and had approximately 82 patent pending applications on file in the U.S. and

European Patent Offices. Our principal intellectual property also includes our trademarks. We have more than 50 pending or registered trademarks in the U.S. and a number of international jurisdictions, including the marks FOX ®, FOX RACING SHOX ® and REDEFINE YOUR LIMITS ®. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trademark or trade secret is critical to the success of our business as a whole. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantages or will not be challenged by third parties.

In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, OEMs, distributors and others. Despite these protections, we may be unable to prevent third parties from using our intellectual property without our authorization, breaching any nondisclosure agreements with us, or independently developing products that are similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.

Seasonality

Our business is largely seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2013 represented 20% and 30% of our total sales for the year, respectively. We believe this seasonality is due to the delivery of new products, including our suspension products related to the new mountain bike season, during the late spring each year.

Practices Related to Working Capital Items

Information about the Company’s working capital practices is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in Part II, Item 7 and the “Consolidated Statement of Cash Flows” in Part II, Item 8 of this Form 10-K.

Customers

Our OEM customers include market leaders in their respective categories, and help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their high-performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our high-performance products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to more than 150 OEMs and distribute our products to more than 2,500 retail dealers and distributors worldwide. In 2013, 81% of our sales resulted from sales to OEM customers and 19% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 57%, 56% and 53% of our sales in 2013, 2012 and 2011, respectively.

Although we refer to the branded mountain bike OEMs that use our products throughout this document as “our customers,” “our OEM customers” or “our mountain bike OEM customers,” branded mountain bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our mountain bike OEM customers, it is the contract manufacturer that may place the purchase order and therefore assumes the responsible for paying us. Giant Bicycles, (“Giant”) is an OEM and a contract manufacturer used by certain of our mountain bike OEM customers. Sales to Giant accounted for approximately 17%, 13% and 12% of our sales in 2013, 2012 and 2011, respectively.

Our domestic sales totaled $96.1 million, $84.3 million and $65.8 million, or 35%, 36% and 33% of our total sales in 2013, 2012 and 2011, respectively. Our international sales totaled $176.6 million, $151.6 million and $132.0 million or 65%, 64% and 67% of our total sales in 2013, 2012 and 2011, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into mountain bikes that are assembled at international locations and then shipped back to the United States. Additional information about our product segment and certain geographic information is available in Note 14, Segment and Geographic Areas of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Mountain bikes

We sell our mountain bike suspension products to more than 150 domestic and international bike OEMs, including Scott, Specialized and Trek. We have long-standing relationships with many of the top mountain bike OEMs. After incorporating our products on their mountain bikes, OEMs typically sell their mountain bikes to independent dealers, which then sell directly to consumers.

In the aftermarket, we typically sell to dealers in the U.S. and through distributors internationally. Our dealers sell directly to aftermarket consumers. Our overseas distributors sell to independent dealers, which then sell directly to consumers.

Powered vehicles

We sell our suspension products for the powered vehicles industry to OEMs, including BRP, Ford and Polaris. We are also currently developing relationships with new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.

In the aftermarket, we typically sell through dealers and distributors, both in the U.S. and internationally. Our dealers sell directly to aftermarket consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers.

Our product offerings currently target high-performance suspension products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications.

Sales and Marketing

We employ a strong team of dedicated and specialized sales professionals. Each sales professional is fully committed to servicing our customers within our product categories, ensuring that our customers are in contact with capable and knowledgeable sales professionals to address their specific needs. We strongly believe that providing a high level of service to our end customers is essential to maintaining our reputational excellence in the marketplace. Our sales professionals receive training on the latest FOX products and technologies and attend trade shows to increase their market knowledge.

Our marketing strategy focuses on strengthening and promoting the FOX brand in the marketplace. We strategically focus our marketing efforts on enthusiasts seeking high-end suspension systems through promotions at destination riding locations and individual and team sponsorships. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We also believe these successes positively influence the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers and enables our products to be sold at premium price points. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the suspension products industry and to continue to provide high quality products and services. We have also been able to develop long-term strategic relationships with leading OEMs. Our reputation for high-performance suspension products plays a critical role in our aftermarket sales to consumers.

In addition to our website and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including a Facebook page, a YouTube channel, a Vimeo page and a Twitter feed to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group work to ensure brand cohesion and consistency.

Suppliers

The primary raw materials used in the production of our products are aluminum, magnesium and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. Prices for our raw materials fluctuate from time to time, but historically, price fluctuations have not had a material impact on our business.

We work closely with our supply base, and depend upon certain suppliers to provide raw inputs, such as forgings, castings and molded polymers that have been optimized for weight, structural integrity, wear and cost. In certain circumstances, we depend upon a limited number of suppliers for such raw inputs. We typically have no firm contractual sourcing agreements with our suppliers other than purchase orders.

Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, which we entered into in 2009, or the (“Kashima Agreement”), we have been granted the exclusive right to use the trademark “KASHIMACOAT” on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to a minimum model year order and certain other exclusions. The Kashima Agreement does not contain minimum purchase obligations.

Employees

As of December 31, 2013, we had approximately 670 full-time employees in the United States, Europe and Taiwan. We also use part-time employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.

Facilities

The following sets forth our principal facilities as of December 31, 2013. All of our principal facilities are leased.

Location	Principal uses	Approximate sq. footage
Scotts Valley, California	Corporate headquarters, sales, research and development	51,236
Scotts Valley, California	Manufacturing	42,813
Watsonville, California	Manufacturing and service	86,000
Watsonville, California	Distribution and warehousing	12,947
El Cajon, California	Manufacturing, sales, service, and research and development	30,152
Taichung, Taiwan	Manufacturing and sales	28,000
Rodalben, Germany	Distribution and service	10,059
Baxter, Minnesota	Sales and service	9,333

Manufacturing

We manufacture and complete final assembly on our products. By controlling the manufacturing process of our products, we are able to maintain our strict quality standards, customize our machines and processes for the specific requirements of our products, and quickly respond to feedback we receive on our products in development and otherwise. Furthermore, manufacturing our own products enables us to adjust our labor and production inputs to meet seasonal demands and the customized requirements of some of our customers.

Although we currently manufacture most of our suspension products at our California facilities, we are in the process of transitioning the majority of our mountain bike products manufacturing operations to our new facility in Taichung, Taiwan, with the final completion of the transition scheduled for 2015. In connection with our transition, we expect to utilize suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. We currently have limited manufacturing operations at our Taiwan facility, where we presently manufacture our adjustable seat post and other select mountain bike products. During the transition period, we intend to manufacture mountain bike suspension products at both our facility in Watsonville, California and in Taichung, Taiwan, thereby providing us with dual manufacturing facilities and reducing the risk of interruptions. In addition, during the transition period, we intend to train certain of our Taichung employees at our Watsonville facility as a way to help us maintain our quality control. We believe that the orderly transition of the majority of our mountain bike manufacturing operations from California to our new facility in Taiwan should enable us to maintain our strict quality control standards, meet product demand requirements and relocate the majority of the manufacturing of our products for mountain bikes to a location that is geographically close to a number of our mountain bike OEMs, many of which are located in Taiwan. We estimate that our sales to mountain bike OEMs located in Taiwan represented approximately 50% of our total sales to mountain bike OEMs in the year ended December 31, 2013.

Once the transition of the majority of our mountain bike product manufacturing operations is complete, we anticipate converting the Watsonville facility primarily to the manufacturing of powered vehicle suspension products. We believe that this conversion process will help us to increase our manufacturing capacity for our powered vehicle products, which should help us to reduce our lead time to our powered vehicle OEMs.

We had approximately $22.4 million and $30.6 million in firm backlog orders at December 31, 2013 and 2012, respectively. The reduction in 2013 backlog, as compared to 2012, is largely due to change in our year-end production shut down which occurred in late December of fiscal 2012 and resulted in higher backlog as of year-end. This shut down did not recur in 2013.

Competition

The markets for suspension products are highly competitive. We compete with other companies that produce suspension products for sale to OEMs, dealers and distributors, as well as with OEMs that produce their own line of suspension products for their own use. Some of our competitors may have greater financial, research and development or marketing resources than we do. Competition in the high-end segment of the suspension products market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, we believe the high-performance of our products helps justify our premium pricing. We compete with several large suspension providers and numerous small manufacturers that provide branded and unbranded products across all of our product lines. These competitors can be divided into the following categories:

Mountain bikes

Within the market for mountain bike suspension products, we compete with several companies that manufacture front and rear suspension products, including RockShox (a subsidiary of SRAM Corporation), X-Fusion Shox (a wholly-owned subsidiary of A-Pro), Manitou (a subsidiary of HB Performance Systems), SR Suntour, DT Swiss (a subsidiary of Vereinigte Drahtwerke AG) and Marzocchi (Tenneco), Cane Creek Cycling, DVO Suspension and Bos-Moutain Bike Suspensions.

Powered vehicles

Within the market for powered vehicle suspension products, we compete with several companies in different submarkets. We believe a significant competitor for suspension products in the snowmobile market is KYB (Kayaba Industry Co., Ltd.). Other suppliers of suspension products for snowmobiles include Öhlins Racing AB, Walker Evans Racing, Works Performance Products, Inc. and Penske Racing Shocks / Custom Axis, Inc. In the ATV and Side-by-Side markets, outside of captive OEM suppliers, we compete with ZF Sachs (ZF Friedrichshafen AG) and Walker Evans Racing for OEM business and Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc. for aftermarket business. In the market for off-road and specialty vehicle suspension products, we believe our two biggest competitors are ThyssenKrupp Bilstein Suspension GmbH (commonly known as Bilstein) and King Shock Technology, Inc. (commonly known as King Shock). Other competitors include Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension and Rancho (Tenneco).

Government Regulation

Environmental

Our manufacturing operations, facilities and properties in the United States and Taiwan are subject to evolving foreign, international, federal, state and local environmental and occupational health and safety laws and regulations, including those governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. If we fail to comply with such laws and regulations, we could be subject to significant fines, penalties, costs, liabilities or restrictions on operations, which could negatively affect our financial condition.

We believe that our operations are in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, and our compliance with such laws and regulations has not had, nor is it expected to have, a material impact on our earnings or competitive position. However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future.

Employment

We are also subject to numerous foreign, federal, state and local government laws and regulations governing our relationships with our employees, including those relating to minimum wage, overtime, working conditions, hiring and firing, non-discrimination, work permits and employee benefits. We believe that our operations are conducted in compliance, in all material respects, with such laws and regulations.

Consumer safety

We are subject to the jurisdiction of the United States Consumer Product Safety Commission, or the CPSC, and other federal, state and foreign regulatory bodies. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. During the past three years, we initiated one voluntary product recall.

Government Contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Financial Information about Segments and Geographic Areas

We operate in one reportable segment, high-performance suspension products. Additional information about our product segment and certain geographic information is available in Note 14, Segment and Geographic Areas of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

Corporate and Available Information

Our principal executive offices are located at 915 Disc Drive, Scotts Valley, CA 95066, and our telephone number is (831) 274-6500. Our website address is www.ridefox.com. In addition, we maintain a Facebook page at www.facebook.com/fox , a YouTube channel at www.youtube.com/foxracingshox1 , a Vimeo page at www.vimeo.com / foxracingshox and a Twitter feed at www.twitter.com/foxracingshox. Information contained on, or that can be accessed through, our website, Facebook page, YouTube channel, Vimeo page or Twitter feed does not constitute part of this Annual Report and inclusions of our website address, Facebook page address, YouTube channel address, Vimeo page address and Twitter feed address in this Annual Report are inactive textual references only.

We file reports with the U.S. Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties. In addition to the risks and uncertainties discussed elsewhere in this Form 10-K, you should carefully consider the risks and uncertainties described below. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

Risks Related to Our Business

If we are unable to continue to enhance existing products and develop and market new products that respond to consumer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business and financial results could suffer.

Our growth strategy involves the continuous development of innovative high-performance products. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the original equipment manufacturers, or OEMs, which incorporate our products into their mountain bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition or results of operations.

Product development requires significant financial, technological and other resources. While we expended approximately $10.4 million, $9.7 million and $9.8 million for our research and development efforts in 2013, 2012 and 2011, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.

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

Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require high-performance suspension products. Such market growth includes the creation of new classes of vehicles that need our products, such as Side-by-Sides, and our ability to create products for these vehicles. In the event these markets stopped expanding or contracted, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.

A disruption in the operations of our manufacturing facilities, including any disruption in connection with moving a majority of the manufacturing of our mountain bike products to Taiwan, could have a negative effect on our business, financial condition or results of operations.

We recently began to transfer a majority of the manufacturing of our mountain bike products to Taiwan. We contemplate that this transition will continue through 2015, at which time we anticipate that the majority of the manufacturing of our mountain bike products will be completed in Taiwan. During our transition process, we will incur some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Also, the transition process could cause manufacturing problems and give rise to execution risks, including disruptions to employees, negative impact on employee morale and retention, delays in recognizing efficiencies or increased costs of manufacturing, and adverse impacts on our product quality and delivery times. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our main operations in California and our new Taiwan manufacturing facility. Should any of these problems occur, our business, financial condition or results of operations could be negatively affected.

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

We rely on skilled and well-trained engineers for the design and production of our products, as well as in our research and development functions. Competition for such individuals is intense, particularly in Silicon Valley near where our headquarters are located. Our inability to attract or retain qualified employees in our design, production or research and development functions or elsewhere in our company could result in diminished quality of our products and delinquent production schedules, impede our ability to develop new products and harm our business, financial condition or results of operations.

We may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition or results of operations.

We grew our sales from approximately $197.7 million in 2011 to approximately $272.7 million in 2013. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of our brand image, our ability to continue to produce innovative suspension products, consumer acceptance of our products, competitive conditions in the marketplace, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end mountain bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.

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

Sales attributable to our 10 largest OEM customers, which can vary from year to year, collectively accounted for approximately 57%, 56% and 53% of our sales in 2013, 2012 and 2011, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.

Although we refer to the branded mountain bike OEMs that use our products throughout this document as “our customers,” “our OEM customers” or “our mountain bike OEM customers,” branded mountain bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our mountain bike OEM customers, it is the contract manufacturers that frequently place the purchase orders with us and are responsible for paying us (rather than the branded mountain bike OEMs). Giant is an OEM and contract manufacturer used by certain of our mountain bike OEM customers. Sales to Giant accounted for approximately 17%, 13% and 12% of our sales in 2013, 2012 and 2011, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.

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

As we develop new products or attempt to utilize our brands in connection with new products, we seek to avoid infringing the valid patents and other intellectual property rights of our competitors. However, from time to time, third parties have alleged, or may allege in the future, that our products and/or trademarks infringe upon their proprietary rights. We will evaluate any such claims and, where appropriate, may obtain or seek to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement, and we do not hold patent infringement insurance. Any claim, regardless of its merit, could be expensive, time consuming to defend and distract management from our business. Moreover, if our products or brands are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology or associated intellectual property rights on acceptable terms. A court determination that our brands, products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes or preclude our ability to use certain brands. In most circumstances, we are not indemnified for our use of a licensor’s intellectual property, if such intellectual property is found to be infringing. Any of the foregoing results could cause us to, and we could incur substantial costs to, redesign our products or defend legal actions, and such costs could negatively affect our business, financial condition or results of operations.

If we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected.

Intellectual property is an important component of our business. As of December 31, 2013, we had 37 patents and had approximately 82 patents pending on file in the U.S. and European Patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX ®, FOX RACING SHOX ® and REDEFINE YOUR LIMITS ® , to be utilized with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks and trade dress. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to protect our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations, could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.

Although we enter into non-disclosure agreements with employees, OEMs, distributors and others to protect our confidential information and trade secrets, we may be unable to prevent such parties from breaching these agreements with us and using our intellectual property in an unauthorized manner. If our efforts to protect our intellectual property are unsuccessful, or if a third party misappropriates our rights this may adversely affect our business. Defending our intellectual property rights can be very expensive and time consuming, and there is no assurance that we will be successful.

If we inaccurately forecast demand for our products, we may manufacture insufficient or excess quantities or our manufacturing costs could increase, which could adversely affect our business.

We plan our manufacturing capacity based upon the forecasted demand for our products. In the OEM channel, our forecasts are based in large part on the number of our product specifications for new mountain bikes and powered vehicles and on projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. If we incorrectly forecast demand we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs and additional overtime, all of which in turn adversely impact our cost of sales and our gross margin. For example, due to increased demand for our products beyond what was forecasted, our 2012 production exceeded our budgeted production, which resulted in increased expedited freight costs. The current continuing economic weakness and uncertainty in the United States, Europe and other countries has made, and may continue to make, accurate forecasting particularly challenging.

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

Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two year period beginning on: (i) in the case of OEM sales, the date the mountain bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased mountain bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that we could experience higher than expected warranty costs or become aware of an underperforming product. For example, during calendar year 2012, we experienced warranty costs in connection with certain dampers contained in our suspension products that went beyond the normal warranty amounts for which we have typically reserved, causing us to increase our reserves by approximately $1.8 million. We also experienced other warranty related costs in 2012 estimated to be approximately $1.0 million. Future unforeseen product warranty issues could be expensive and could adversely affect our brand image, relationships with our sponsored athletes and race teams and have a negative effect on our business, financial condition or results of operations.

We may be required to or voluntarily participate in recalls involving our products or components if any prove to be defective. In addition to the direct costs of any claim or product recall, any such claim or recall could adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition and results of operations or have other negative consequences. For example, during calendar year 2013, we initiated a voluntary recall of certain model year 2013 32 and 34 Evolution Series suspension forks having 120mm - 160mm of travel with certain open cartridge dampers manufactured by us between March 1, 2012 and November 30, 2012 (the “Recall”). The total costs we incur as a result of the Recall, including other related costs or claims, could be higher than expected and could adversely impact our financial performance. In addition, the warranty reserve we previously established regarding the dampers used in the forks which are the subject of the Recall may be insufficient to cover the repair related costs we actually incur as a result of the Recall

An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.

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

Our 2013 Credit Facility places operating restrictions on us and creates default risks.

Our revolving credit facility, dated August 7, 2013, with SunTrust Bank and the other parties thereto (our “ 2013 Credit Facility”), contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:

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

If we are unable to comply with the covenants contained in our 2013 Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our credit facilities, which constitutes substantially all of our assets.

Our outstanding indebtedness under our secured credit facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.

In connection with our initial public offering (the “IPO”), we entered into the 2013 Credit Facility, which consists of a $60.0 million revolving line of credit, a $5.0 million sublimit for swingline loans and a $10.0 million sublimit for the issuance of letters of credit. Subject to the satisfaction of certain conditions precedent, we have the ability to increase the aggregate revolving loan commitments under the 2013 Credit Facility by an aggregate amount of up to $50.0 million, subject to the agreement of any existing lenders and/or any additional lenders who are providing such increased commitments. Borrowings under the 2013 Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the 2013 Credit Facility will increase our interest expense.

As of December 31, 2013, we had $8.0 million of indebtedness, bearing interest at a variable rate, outstanding under the 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $8.0 million of variable interest rate indebtedness that was outstanding as of December 31, 2013, a hypothetical 100 basis point increase or decrease in the interest rate on our variable rate debt would have resulted in an approximately $0.1 million change to our interest expense for fiscal 2013.

We are subject to certain risks in our manufacturing and in the testing of our products.

As of December 31, 2013, we employed approximately 670 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

Our products are subject to extensive United States federal and state, foreign and international safety, environmental, employment practices and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with such regulation, which could have a negative effect on our business and results of operations.

We are subject to extensive laws and regulations relating to safety, environmental, and other laws and regulations promulgated by the United States federal and state governments, as well as foreign and international regulatory authorities. Although we believe that our products, policies and processes comply with applicable safety, environmental, and other standards and related regulations, future regulations may require additional safety standards that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Failure to comply with applicable regulations could result in fines, increased expenses to modify our products and harm to our reputation, all of which could have an adverse effect on our business, financial condition or results of operations.

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

We are subject to employment practice laws and regulations and as such are exposed to litigation risks.

We are subject to extensive laws and regulations relating employment practices, including wage and hour, wrongful termination and discrimination. Complying with such laws and regulations, and defending against allegations of our failure to comply (including meritless allegations), can be expensive and time consuming. We believe that our policies and processes comply with applicable employment standards and related regulations, however, we are subject to risks of litigation by employees and others which might involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination, misclassification of independent contractors as employees, wrongful termination and other concerns, which could require additional expenditures.

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

We do not control our suppliers or OEMs or their labor, environmental or other practices. A violation of labor, environmental or other laws by our suppliers or OEMs, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or OEMs if these violations or failures were to occur. We do not inspect or audit compliance by our suppliers or OEMs with these laws or practices, and we do not require our suppliers or OEMs or licensees to comply with a formal code of conduct. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.

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

New regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the DRC) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations for the rule begin May 31, 2014 and are required annually thereafter. As a new public company, we will be required to comply with the reporting obligations beginning with our fiscal year ended December 31, 2016. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. These health care reform laws require employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are unable at this time to accurately predict the impact that these laws will have on our future health care benefit and insurance premium costs and our costs for temporary employees that we obtain through agencies. If these costs increase and we are unable to raise the prices we charge our customers to cover these increased expenses, such increases in costs could adversely impact our business, financial condition or results of operations.

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

In the fourth quarter of 2013 we acquired certain assets of our third party Germany-based distributor and service center, and we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.

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

Prior to our IPO in August 2013, our common stock had no prior trading history. The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Factors affecting the trading price of our common stock could include:

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

Prior to our IPO in August 2013, there had been no public market for shares of our common stock. Although we have completed our IPO and shares of our common stock are listed and trading on the NASDAQ Global Select Market, an active trading market for our shares may not be sustained. In addition, we cannot provide any guarantee as to the liquidity of such market. In the absence of an active trading market for our common stock, stockholders may not be able to sell their shares of our common stock at the time they would like to sell.

Future sales of our shares, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline below the IPO price. As of December 31, 2013, we had 36,317,087 shares of common stock outstanding, 9,857,143 of which are freely tradable, without restriction, in the public market. As of December 31, 2013, 25,544,967 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act. Certain of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 27,745,658 shares of our common stock. If we register any of these shares of common stock, those stockholders would be able to sell those shares freely in the public market.

In addition, the shares that either are subject to outstanding options or may be granted in the future under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

We cannot predict if investors will find our common stock less attractive to the extent we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If securities or industry analysts do not publish research or if they publish unfavorable research about our business, our stock price and trading volume could decline.

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

Our Sponsor and our directors and officers and insiders have substantial control over us and are able to influence corporate matters.

As of December 31, 2013, our Sponsor, beneficially owned approximately 53.9% of our outstanding common stock, and our directors and executive officers and their affiliates (excluding our Sponsor) beneficially owned, in the aggregate, approximately 13.0% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence and, in the case of our Sponsor, control over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, our Sponsor has input on all matters before our board of directors because our director Elias Sabo is affiliated with our Sponsor. Our Sponsor may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as our Sponsor or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, even if such amount drops below 50%, they will continue to be able to significantly influence our decisions.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include eventual compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and The NASDAQ Stock Market LLC. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which generally limits the ability of a Delaware corporation to engage in any broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an “interested” stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our board of directors prior to the date the stockholder became interested, (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans) or (iii) the business combination must be approved by our board of directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices and manufacturing facilities in the United States are located in Scotts Valley, California and Watsonville, California, and currently our international manufacturing facility is located in Taiwan. We believe that our properties are otherwise generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms. See Item 1. “Business—Facilities” for more information about our facilities.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings incidental to our business, in particular intellectual property related disputes, product liability claims, as well as other litigation of a nonmaterial nature in the ordinary course of business. In connection with ASC 450, Contingencies, we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. We believe that the outcome of any such pending matters, either individually or in the aggregate, will not have a material impact on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the NASDAQ under the symbol “FOXF” since August 8, 2013. Our IPO was priced at $15.00 per share on August 8, 2013. Prior to that date, there was no public trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ.

	High	Low
Fiscal Year Ended December 31, 2013
Quarter ended September 30, 2013 (beginning August 8, 2013)	$20.75	$16.36
Quarter ended December 31, 2013	$20.17	$15.65

On February 28, 2014, the closing price per share of our common stock as reported on the NASDAQ was $16.70 per share.

Stockholders

As of February 28, 2014, there were approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

In June 2012, in connection with our recapitalization, we paid a cash dividend to our stockholders equal to an aggregate of $67.0 million. We did not declare or pay any dividends in the years ended December 31, 2013 and 2011. Although we declared a cash dividend on our common stock in June 2012 in connection with our recapitalization, we intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, our 2013 Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.” Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2013 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the “NASDAQ Composite”), and S&P 500 Index (“S&P 500”). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.

Issuer Purchases of Equity Securities

No shares of our common stock were repurchased during the three months ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of operations data for the years ended December 31, 2009 and 2010 as well as the consolidated balance sheet data as of December 31, 2009, 2010 and 2011, are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.

	For the years ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Sales	$272,746	$235,869	$197,739	$170,983	$121,519
Cost of sales(1)	192,617	173,040	140,849	122,373	87,038

Gross profit	80,129	62,829	56,890	48,610	34,481

Operating expenses:
Sales and marketing(1)	14,153	12,570	11,748	10,293	8,269
Research and development(1)	10,409	9,727	9,750	7,321	5,545
General and administrative(1)	11,408	9,063	7,588	6,202	4,792
Amortization of purchased intangibles	5,378	5,315	5,217	5,217	5,217

Total operating expenses	41,348	36,675	34,303	29,033	23,823

Income from operations	38,781	26,154	22,587	19,577	10,658

Other expense, net:
Interest expense	(4,125)	(3,486)	(1,982)	(2,637)	(3,089)
Other income (expense), net	12	(277)	(13)	39	44

Total other expense, net	(4,113)	(3,763)	(1,995)	(2,598)	(3,045)

Income before income taxes	34,668	22,391	20,592	16,979	7,613
Provision for income taxes	10,566	8,181	7,054	6,210	2,585

Net income	$24,102	$14,210	$13,538	$10,769	$5,028

Earnings per share:
Basic	$0.70	$0.44	$0.45	$0.36	$0.17

Diluted	$0.68	$0.44	$0.42	$0.34	$0.16

Weighted average common shares used to compute net income per share:
Basic	34,571	32,059	30,030	30,118	30,123
Diluted	35,705	32,515	32,295	31,828	31,286
Dividends per share	$—	$2.00	$—	$—	$—

(1)	Includes stock-based compensation (excluding tax effect) as follows:

	For the years ended December 31,
	2013	2012		2011	2010	2009
	(in thousands)
Cost of sales	$23	$—		$—	$—	$—
Sales and marketing	158	160		78	40	27
Research and development	53	29		12	12	12
General and administrative	2,266	1,959		940	472	385

Total	2,500	2,148		$1,030	$524	$425

	As of December 31,
	2013	2012		2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,683	$15		$114	$502	$326
Inventory	42,783	34,255		29,531	28,055	16,968
Working capital	39,884	25,142		23,108	23,602	16,451
Property and equipment, net	13,418	11,789		9,005	7,393	5,900
Total assets	157,729	142,120		129,956	130,823	120,292
Total debt, including current portion	8,000	59,250	(1)	15,293	33,660	40,536
Total stockholders’ equity	92,292	29,584	(2)	67,295	52,727	42,171

(1)	In June 2012, we engaged in a recapitalization involving our debt, stock options and share purchases. In connection with the recapitalization, we amended our 2008 credit facility with our Sponsor which provided a revolving line of credit facility and a term loan facility (“Prior Credit Facility”). See Note 8, Debt, in the “Notes to the Consolidated Financial Statements” in Item 8 “Financial Statements and Supplementary Data” for more information.
(2)	In June 2012, we paid a $67.0 million cash dividend as part of our recapitalization. See Note 8, Debt, in the “Notes to the Consolidated Financial Statements” in Item 8 “Financial Statements and Supplementary Data” for more information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Financial Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a designer, manufacturer and marketer of high-performance suspension products used primarily on mountain bikes, side-by-side vehicles, or Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We currently sell to over 150 OEMs and distribute our products to more than 2,500 retail dealers and distributors worldwide. In each of the years ended December 31, 2013, 2012 and 2011, approximately 81%, 81% and 80%, respectively, of our sales were attributable to sales made to our OEM customers. The remaining sales were to our aftermarket customers. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of components represented less than 1% of our sales in each of the years ended December 31, 2013, 2012 and 2011.

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

A significant portion of our sales are dependent on the demand for high-end or premium priced mountain bikes and their suspension components. In each of the years ended December 31, 2013, 2012 and 2011, approximately 66%, 67% and 69%, respectively, of our sales were attributable to sales of suspension products for mountain bikes and approximately 34%, 33% and 31%, respectively, of our sales were attributable to sales of suspension products for powered vehicles.

Our domestic sales totaled $96.1 million, $84.3 million and $65.8 million, or 35%, 36% and 33% of our total sales in 2013, 2012 and 2011, respectively. Our international sales totaled $176.6 million, $151.6 million and $132.0 million, or 65%, 64% and 67% of our total sales in each of the years ended December 31, 2013, 2012 and 2011, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into mountain bikes that are assembled at international locations and then shipped back to the United States. We estimate, based on our internal projections, that approximately one-third of the end users of our products are located outside the United States.

Opportunities, Challenges and Risks

We intend to focus on generating sales of our high-performance suspension products through OEMs and in the aftermarket channel. To do this, we intend to continue to develop and introduce new and innovative products in our current end-markets and we intend to selectively develop products for applications and end-markets in which we do not currently participate. Currently, virtually all of our sales are dependent on the demand for high-performance suspension products. While we have recently introduced a new non-suspension product (our adjustable seat post for mountain bikes), this product comprised less than 1% of our sales in 2013. We may not achieve the desired level of sales for this product or for other new products that we introduce in the future.

Our aftermarket distribution network currently consists of more than 2,500 retail dealers and distributors worldwide. To further penetrate the aftermarket channel, we intend to selectively add additional dealers and distributors in certain geographic markets, expand our internal sales force and strategically increase the number of aftermarket specific products and services which we offer for existing vehicle platforms. In addition, we believe international expansion represents a significant opportunity for us and we intend to selectively increase infrastructure investments and focus on identified geographic regions.

As a supplier to OEM customers, we are largely dependent on the success of the business of our OEM customers. Model year changes by our OEM customers may adversely impact our sales or cause our sales to vary from quarter to quarter. Losses in market share or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products which incorporate our products could negatively impact our business and our results of operations.

We have begun the process of transitioning a majority of the manufacturing of our mountain bike products to our facility in Taiwan and we contemplate that this transition will continue through 2015. We anticipate that this transition, when completed, will enable us to shorten production lead times to our mountain bike OEM customers, improve supply chain efficiencies and reduce our manufacturing costs. We also believe that this transition, once completed, will improve operating margins in the medium to long term. However, in the short term during this transition process we expect to incur some duplication of facilities, equipment and personnel which will increase our costs and could vary materially from our projections. In addition, this transition process could cause manufacturing problems and give rise to execution risks which could negatively impact our business, financial condition or results of operations.

From time to time we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business we reserve against such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs.

We intend to evaluate selective potential acquisition opportunities for high-performance products and technologies that we believe will help us extend our ride dynamics product platform. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our results of operations.

Basis of Presentation

Sales are comprised of:

Sales from:

•	Product sales: consists of sales of products sold primarily to our OEM and aftermarket customers. We recognize revenue when products are shipped, title has transferred, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price to our customers is fixed or determinable;

•	Service sales: consists of sales of service related repair work and the associated sale of products. We recognize revenue when service products are shipped, title has transferred, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price to our customers is fixed or determinable;

•	Royalty income: consists of licensing fees and royalties earned by us from contractual relationships we have with third parties that allow them to use our intellectual property in return for fees. We recognize royalty income when collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and generally upon the reporting of royalties by the licensee; and

•	Shipping and handling fees: we include shipping and handling fees billed to customers in sales.

Net of:

•	Sales returns allowances: consists of an estimate of our sales returns. This allowance is based upon estimates of the projected returns in future periods based on our experience with returns recorded in previous periods; and

•	Rebates: consists of incentives we provide to customers based on sales of eligible products.

We attribute our past growth in sales predominantly to increases in the number of units sold to our OEM customers in both our mountain bike and powered vehicle product categories. To a lesser degree, increases in our average sales prices have also contributed to our past sales growth, as we have introduced innovations to and improved the functionality of many of our products, which enabled us, in many cases, to increase our sale prices for such products.

Cost of sales

The cost of sales includes the cost of manufactured products (raw materials consumed, the cost to procure materials, labor costs, including wages, and employee benefits, and factory overhead to produce finished good products), including:

•	the cost to inspect and repair products;

•	shipping costs associated with inbound freight. These costs are capitalized as part of inventory and included in cost of sales as the inventory is sold;

•	royalty expenses, including payments to certain parties for our use of licensed technology incorporated into our products;

•	freight expense incurred for certain shipments to customers, excluding customers who pay for their own freight;

•	warranty costs associated with the repair or replacement of products under warranty; and

•	reductions in the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances.

Gross profit/gross margin

Our gross profit equals our sales minus cost of sales. Our gross margin measures our gross profit as a percentage of sales.

Our gross margins fluctuate based on product, customer and channel mix as certain of our products are sold at higher gross margins than others. Generally, we earn higher gross margins on our products sold to the aftermarket channel and we typically earn lower gross margins on the products we sell to OEMs. We are pursuing several initiatives, which are designed to improve our operating efficiencies, and improve margins in the coming years as compared to our historical results. However, some of this improvement will be partially offset in the short term by duplicative costs we expect to incur as a result of our planned transition of a majority of the manufacturing of our mountain bike products to our operations in Taiwan.

Operating expenses

Our operating expenses consist of the following:

•	sales and marketing;

•	research and development;

•	general and administrative; and

•	amortization of purchased intangibles.

Our sales and marketing expenses include costs related to our sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include race support and sponsorships of events and athletes, advertising and promotions related to trade shows, travel and entertainment, and promotional materials, products and our sales offices costs.

Our research and development expenses consist primarily of salaries and personnel costs, including wages, employee benefits and related stock-based compensation for our engineering, research and development teams, occupancy related expenses, fees for third party consultants, service fees, and expenses for prototype tooling and materials, travel, and supplies. We expense research and development costs as incurred and such costs are included as research and development expenses on our consolidated statements of income.

Our general and administrative expenses include costs related to our executive, finance, information technology, human resources and administrative personnel, including wages, employee benefits and related stock-based compensation expenses. We record professional and contract service expenses, occupancy related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses.

Our amortization of intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets, the substantial majority of which were established as a result of our Sponsor’s acquisition of us in 2008, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 31, 2013, 2012 and 2011, respectively.

In the near term, we anticipate that our general and administrative expenses will increase both in terms of absolute dollars and when expressed as a percentage of sales as we incur additional expenses, including those associated with being a public company. In the long term, we generally anticipate that our sales and marketing, and research and development expenses will increase in terms of absolute dollars, but we anticipate these expenses, excluding stock-based compensation expenses, should remain relatively constant when expressed as a percentage of our sales. We can give no assurance that these expectations will be realized.

Income from operations

We define income from operations as gross profit less our operating expenses. We use income from operations as an indicator of the profitability of our business and our ability to manage costs.

Other expense, net

Other expense, net consists of interest expense and other income (expense), net. Interest expense consists of interest charged to us under our credit facilities.

Other income (expense), net consists of gains and losses on the disposal of fixed assets, foreign currency transaction gains and losses, forgiveness of indebtedness under our loan with the Redevelopment Agency of the City of Watsonville, and other miscellaneous items.

Income taxes

We are subject to income taxes in the United States and various other foreign jurisdictions in which we do business. Some of these foreign jurisdictions have higher statutory tax rates than those in the United States, and certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax liabilities and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax liabilities and income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Under U.S. generally accepted accounting principles, or GAAP, an uncertain income tax position will not be recognized unless it has a greater than 50% likelihood (i.e., more-likely-than-not) of being sustained and then, measured only to the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We established liabilities for uncertain tax positions and deferred taxes associated with the deductibility of certain amortization and depreciation expenses. The liability for uncertain income tax positions represents the amount of tax we would be required to pay if certain tax deductions previously claimed on tax returns were not allowed upon examination by the taxing authorities. The liability for deferred taxes represents additional taxes that would be payable in future periods because of the potential non-deductibility of future amortization and depreciation expenses.

As of December 31, 2013, our balance sheet reflected a liability for unrecognized tax benefits of $7.8 million. The unrecognized tax benefits are primarily due to the uncertainty of the deductibility of amortization and depreciation expenses which were incurred as a result of our Sponsor’s acquisition of us in 2008. In addition, as of December 31, 2013, our balance sheet reflected a related deferred tax liability of $10.6 million based on the difference between the financial statement and tax basis of certain assets, which represents the amount of tax we would be required to pay in the future based on the current enacted tax rates if the tax deductions associated with this amortization and depreciation were not claimed and allowed on our income tax returns. This deferred tax liability will decrease each year we expense the associated amortization and depreciation for accounting purposes. However, this reduction is not anticipated to be associated with actual cash payments. We expect to decrease our liability for unrecognized tax benefits and recognize a reduction in income tax expense (and an increase in net income) because of the expiration of statutes of limitations in the amount of approximately $1.6 million in the third quarter of 2014. However, reductions in the related deferred tax liability will over time be associated with offsetting increases to our liability for unrecognized tax benefits. We generally expect to recognize a reduction in income tax expense (and an increase in net income) through the expiration of statutes of limitations in the amount of approximately $1.4 to $1.5 million in each third quarter from 2014 through 2027 and approximately $0.1 to $0.3 million in each fourth quarter from 2014 through 2028. These annual reductions in our income tax expense will cease if it is determined upon examination of the tax authorities that the deductions are not valid and the liabilities for the uncertain income tax position and the associated deferred tax liability will have to be settled for cash. If we subsequently determine that we have met the more-likely-than-not threshold that these deductions will be sustained, the balance of the liability for unrecognized tax benefits that would be recognized as a reduction of income tax expense, except for approximately $1.0 million, which would increase the deferred tax liability to the extent of taxes associated with tax amortization of intangibles with indeterminate lives, and the related unamortized deferred tax liabilities will be recognized as a one-time income tax benefit.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2013, we did not have any valuation allowances recorded, as we expect to fully utilize all of our deferred tax assets, and we did not have any net operating loss or tax credit carry-forwards. For the years ended December 31, 2013, 2012 and 2011, we had effective tax rates of 30.5%, 36.5% and 34.3%, respectively. We anticipate that our effective tax rate in 2014 will be slightly more than our effective tax rate for 2013 and that in the medium term our effective annual tax rates should be approximately 34% to 36%, however our actual effective annual tax rates will vary based on several factors, including the geographic mix of our sales, changes in future tax rates, and the treatment of the unrecognized tax benefits mentioned above.

Results of operations

The table below summarizes our results of operations for the fiscal years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
(in thousands)	2013	2012	2011
Sales	$272,746	$235,869	$197,739
Cost of sales	192,617	173,040	140,849

Gross profit	80,129	62,829	56,890

Operating expenses:
Sales and marketing	14,153	12,570	11,748
Research and development	10,409	9,727	9,750
General and administrative	11,408	9,063	7,588
Amortization of purchased intangibles	5,378	5,315	5,217

Total operating expenses	41,348	36,675	34,303

Income from operations	38,781	26,154	22,587

Other expense, net:
Interest expense	(4,125)	(3,486)	(1,982)
Other income (expense), net	12	(277)	(13)

Total other expense, net	(4,113)	(3,763)	(1,995)

Income before income taxes	34,668	22,391	20,592
Provision for income taxes	10,566	8,181	7,054

Net income	$24,102	$14,210	$13,538

The following table sets forth our gross profit as well as our operating and other income and expenses and other information for the periods presented, expressed as a percentage of total revenues.

	Years Ended December 31,
	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of sales	70.6	73.4	71.2

Gross profit	29.4	26.6	28.8

Operating expenses:
Sales and marketing	5.2	5.3	6.0
Research and development	3.8	4.1	4.9
General and administrative	4.2	3.8	3.8
Amortization of purchased intangibles	2.0	2.3	2.6
Total operating expenses	15.2	15.5	17.3

Income from operations	14.2	11.1	11.5

Other expense, net:
Interest expense	(1.5)	(1.6)	(1.0)
Other income (expense), net	*	*	*

Total other expense, net	(1.5)	(1.6)	(1.0)

Income before income taxes	12.7	9.5	10.5
Provision for income taxes	3.9	3.5	3.6

Net income	8.8%	6.0%	6.9%

*	Represents less than 0.1%

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales

Sales for 2013 increased approximately $36.9 million, or 15.6%, compared to 2012. Sales of mountain bike and powered vehicle products increased 14.4% and 18.2%, respectively, for 2013 compared to 2012. Sales growth was primarily driven by sales to OEMs which increased $30.0 million to $219.9 million for 2013 compared to $189.9 million for 2012. The increase in sales to OEMs was largely driven by increased specification, or spec, positions with our OEM customers. The remaining increase in sales totaling $6.9 million reflects increased sales to aftermarket customers in 2013 compared to 2012. The increase in sales to aftermarket customers is primarily due to higher end user demand for our products.

Cost of sales

Cost of sales for 2013 increased by $19.6 million, or 11.3% compared to the same period in 2012. The increase in cost of sales was primarily due to increased sales in 2013 when compared to 2012. For 2013 our gross margin was 29.4% compared to 26.6% for the same period in 2012. We attribute 1.6% of the improvement in our gross profit margin to our cost initiatives designed to improve our operating efficiencies. The remaining 1.2% of the improvement is largely due to additional warranty and other related costs in 2012 to upgrade certain dampers contained in our suspension products which costs did not recur in 2013.

Operating expenses

Operating expenses for 2013 increased by $4.7 million, or 12.7%, compared to 2012. When expressed as a percentage of sales, operating expenses declined to 15.2% of sales for 2013 compared to 15.5 % of sales in 2012.

Within operating expenses, our sales and marketing expenses increased by $1.6 million from $12.6 million in 2012 to $14.2 million in 2013 primarily due to increases of personnel related expenditures of $1.0 million and other marketing related expenses of $0.6 million. Our sales and marketing goal is to expand our brand image which largely focuses on additional race sponsorships and corporate media.

Our research and development expenses increased by $0.7 million from $9.7 million in 2012 to $10.4 million in 2013. The primarily increase, of $0.6 million was due to bringing on board talented and innovative personnel, and other expenses of $0.2 million, partially offset by a decrease in other product development expenses of $0.1 million.

Our general and administrative expenses increased by $2.3 million from $9.1 million in 2012 to $11.4 million in 2013. The increase was primarily related to employee compensation of $1.1 million due to an increase in personnel and the additional costs we incurred as a result of being a public company. Stock compensation expenses increased by $0.4 million, $0.3 million of additional expenses related to the acquisition and integration of our third party Germany-based distributor and service center and an increase of $0.5 million of other general and administrative expenses.

Amortization of purchased intangible assets increased by $0.1 million in 2013 compared to 2012 due to the intangible assets from recently acquired intellectual property.

Income from operations

Income from operations for 2013 increased $12.6 million, or 48.3%, compared to income from operations in 2012. The increase in income from operations was primarily the result of our increase in gross profit of $17.3 million, partially offset by our increases in operating expenses of $4.7 million.

Other expense, net

Other expense, net for 2013 increased by $0.3 million to $4.1 million in 2013 compared to $3.8 million in 2012. Within Other expense, net, interest expense increased in 2013 by $0.6 million primarily due to a $1.4 million non-cash charge for unamortized loan origination costs in connection with the termination of our Prior Credit Facility, offset by decreased average borrowings under our credit facilities. Other income (expense), net for 2013 increased approximately $0.3 million from 2012 due to the loss on the disposition of fixed assets in 2012, which did not reoccur in 2013.

Income tax expense

Income tax expense for 2013 increased by $2.4 million to $10.6 million compared to income tax expense of $8.2 million in 2012. Effective tax rates were 30.5% and 36.5% for 2013 and 2012, respectively. The decrease in the effective tax rates for 2013 was caused by the expiration of the statute of limitations that allowed us to release a liability for unrecognized tax benefits relating to the uncertainty of amortization and depreciation expenses which were a result of Compass’ acquisition of us in 2008 and also was result of a reinstatement of the federal research and development credit that had lapsed in 2012.

Net income

As a result of the factors discussed above, our net income increased $9.9 million, or 69.6%, to $24.1 million in 2013 from $14.2 million in 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales

Sales for the year ended December 31, 2012 increased $38.1 million, or 19.3%, compared to 2011. Sales of mountain bike and powered vehicle products increased 16.2% and 26.1%, respectively, in 2012 compared to 2011. Sales growth was primarily driven by sales to OEMs which increased $32.0 million to $189.9 million during the year ended December 31, 2012 compared to $157.9 million for the same period in 2011. The increase in sales to OEMs was largely driven by increased specification, or spec, positions with our OEM customers and, to a lesser degree, by increased sales on vehicle models where our products had previously been specified in prior years. The remaining increase in sales totaling $6.1 million reflects increased sales to aftermarket customers in the year ended December 31, 2012 compared to 2011. The increase in sales to aftermarket customers is due to higher end user demand for our products.

Cost of sales

Cost of sales for the year ended December 31, 2012 increased $32.2 million, or 22.9% compared to 2011. The increase in cost of sales in absolute dollars was primarily due to increased sales during 2012 when compared to the prior year. For the year ended December 31, 2012 our gross margin was 26.6% compared to 28.8% for the same period in 2011. Several factors contributed to the 2.2% decrease in gross margin in 2012, including an aggregate of $2.8 million in the year for higher warranty related costs for upgrades to our dampers contained in our suspension products, which costs included a $1.8 million increase in our warranty reserve to replace these dampers and $1.0 million in other warranty related costs. In addition, due to increases in customer orders above the amounts forecasted, we incurred $1.7 million of incremental expedited in-bound freight costs related to products sold to customers. The other material factors contributing to the margin decrease in 2012 included increased overhead costs of $0.9 million associated with consolidating our Watsonville operations and increased costs of $1.1 million associated with expanding our operations in Taiwan.

Operating expenses

Operating expenses for the year ended December 31, 2012 increased $2.4 million, or 6.9%, over 2011. When expressed as a percentage of sales, operating expenses declined to 15.5% of sales for the year ended December 31, 2012 compared to 17.3% of sales in 2011.

Within operating expenses, our sales and marketing expenses increased in 2012 by $0.8 million to $12.6 million from $11.7 million in 2011 primarily due to increases of personnel related expenditures for new hires of $0.6 million, and increased expenditures for marketing and business travel and supplies, equipment and services of $0.2 million.

Our research and development expenses were essentially unchanged in 2012 compared to 2011 as increases in personnel related expenses for additional employees of $0.2 million and additional expenses for projects and prototypes and other expenses of $0.3 million were offset by a reduction of $0.5 million in third party consulting fees.

Our general and administrative expenses increased in 2012 by $1.5 million to $9.1 million from $7.6 million in 2011, primarily due to increased levels of personnel related expenses of $1.4 million, which was primarily due to stock compensation expenses of $1.0 million. In addition, there were increases in general corporate overhead in 2012 of $0.1 million.

Amortization of purchased intangible assets increased by $0.1 million due to the acquisition of intellectual property.

Income from operations

Income from operations for the year ended December 31, 2012 increased $3.6 million, or 15.8%, compared to income from operations in 2011. The increase in income from operations was primarily the result of our increased sales in 2012 compared to 2011, which was partially offset by the increases in cost of sales and operating expenses described above.

Other expense, net

Other expense, net for the year ended December 31, 2012 increased by $1.8 million to $3.8 million in 2012 compared to $2.0 million of other expense, net in 2011. Within other income (expense), interest expense increased in 2012 by $1.5 million due primarily to increased average borrowings under our Existing Credit Facility. In addition, other expenses, net increased in 2012 by $0.3 million primarily due to a loss on the disposal of assets which were no longer needed.

Income tax expense

Income tax expense for the year ended December 31, 2012 increased by $1.1 million to $8.2 million compared to income tax expense of $7.1 million in 2011. Effective tax rates were 36.5% and 34.3% for 2012 and 2011, respectively. The increase in the effective tax rates for 2012 was primarily caused by the December 31, 2011 expiration of the ability to generate additional federal research and development credit. As of December 31, 2012, this credit had lapsed, although it has been subsequently extended.

Net income

As a result of the factors discussed above, our net income increased $0.7 million, or 5.2%, to $14.2 million in 2012 from $13.5 million for 2011.

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

	Years ended December 31,
(in thousands)	2013	2012	2011
Net cash provided by operating activities	$22,619	$17,367	$21,038
Net cash used in investing activities	(5,042)	(5,761)	(3,056)
Net cash used in financing activities	(15,907)	(11,705)	(18,370)
Effect of exchange rate on cash	(2)	—	—

Increase (decrease) in cash and cash equivalents	$1,668	$(99)	$(388)

We expect that cash on hand, cash flow from operations and availability under our credit facilities will be sufficient to fund our operations for at least the next 18 months from the date of this Annual Report.

Net cash provided by operating activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including provision for doubtful accounts receivable (including product returns and cash discounts), depreciation and amortization, stock-based compensation, deferred income taxes, amortization of loan costs and the effect of changes in working capital and other activities.

In 2013, cash provided by operating activities was $22.6 million and consisted of net income of $24.1 million plus non-cash items totaling $8.7 million less changes in operating assets and liabilities and other adjustments totaling $10.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $7.8 million, stock-based compensation of $2.5 million, a write off of unamortized loan origination costs of $1.4 million, a $3.2 million change in deferred taxes and amortization of loan fees of $0.3 million. Cash used related to operating assets and liabilities consisted primarily of an increase in accounts receivable of $8.5 million, an increase in inventory of $7.4 million, partially offset by an increase in accounts payable of $3.6 million and an increase in accrued expenses of $2.3 million, primarily due to the increase level of business. Additionally, there was an increase in prepaid expenses and other current assets of $0.4 million and $0.5 million in income tax receivable.

In 2012, cash provided by operating activities was $17.4 million and consisted of net income of $14.2 million plus non-cash items totaling $1.1 million plus changes in operating assets and liabilities and other adjustments totaling $2.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $7.2 million, stock-based compensation of $2.1 million, amortization of loan fees of $0.4 million and loss on sale of assets of $0.3 million, partially offset by the excess tax benefit from the exercise of stock options of $5.8 million and a deferred income tax benefit of $3.2 million. Cash used in operating assets and liabilities consisted primarily of an increase in accounts receivable of $7.0 million as a result of increased sales volume, an increase in prepaid expenses and other current assets of $0.5 million, and an increase in inventory of $4.7 million related to increased sales and components for new products, partially offset by an increase in accounts payable of $3.0 million, an increase in accrued expenses of $2.8 million, in each case largely related to the increase in sales, and an increase in income taxes receivable and deferred rent of $7.9 million and $0.7 million, respectively.

In 2011, cash provided by operating activities was $21.0 million and consisted of net income of $13.5 million plus non-cash items totaling $5.5 million plus changes in operating assets and liabilities and other adjustments totaling $2.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $6.6 million and stock-based compensation of $1.0 million, and amortization of loan fees of $2.0 million, partially offset by a deferred income tax benefit of $2.4 million. Cash used in operating assets and liabilities consisted primarily of increases in accounts receivable of $1.2 million, prepaid expenses and other current assets of $0.8 million and an increase in inventory of $1.5 million, partially offset by an increase in accounts payable of $0.6 million, an increase in accrued expenses of $2.1 million and an increase in income taxes receivable of $2.7 million.

Net cash used in investing activities

Cash used in investing activities primarily relates to purchases by us of property and equipment and investments in our manufacturing and general infrastructure.

In 2013, 2012 and 2011, cash used in investing activities was $5.0 million, $5.8 million and $3.1 million, respectively. In 2013, cash used in investing activities consisted primarily of purchases of property and equipment of $3.9 million and the cash paid at closing of $1.1 million related to our acquisition of our third party distributor. In 2012, cash used in investing activities consisted primarily of purchases of property and equipment of $4.9 million, and an acquisition of an intangible asset consisting of patents related to bicycle suspension technology for $0.8 million. In 2011, cash used in investing activities consisted primarily of purchases of property and equipment. We estimate that our capital expenditures for 2014 will be approximately $5.8 million to $6.8 million, primarily related to investments in our manufacturing- and general infrastructure and expenditures for our operations in Taiwan.

Net cash used in financing activities

In 2013, net cash used in financing activities was $15.9 million, which consisted primarily of net payments on the Prior Credit Facility of $59.3 million partially offset by net proceeds from the IPO of $36.1 million and net borrowings of $7.2 million from the 2013 Credit Facility. Net cash used in financing activities was $11.7 million in 2012 compared to $18.4 million in 2011. The decrease in net cash used in financing activities was partially attributable to our recapitalization in 2012.

Credit facility

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

The 2013 Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our and our subsidiary’s assets including accounts receivable and a pledge of the equity in our operating subsidiary. In addition, the 2013 Credit Facility requires that we satisfy a maximum total leverage ratio and a fixed charge coverage ratio. The 2013 Credit Facility contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than our current business and those reasonably related thereto; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions. As of December 31, 2013, the outstanding borrowings under our 2013 Credit Facility were $8.0 million and we had $52.0 million available to borrow pursuant to the 2013 Credit Facility. As of December 31, 2013, the Company was in compliance with the covenants contained in the 2013 Credit Facility.

Contractual obligations and commitments

As of December 31, 2013, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$8,000	$—	$—	$8,000	$—
Operating lease obligations	10,999	3,030	5,315	2,654	—
Purchase obligations and other	3,458	3,458	—	—	—

Total	$22,457	$6,488	$5,315	$10,654	$—

Seasonality

Our business is slightly seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2013 represented 20% and 30% of our total sales for the year, respectively. We believe this seasonality is due to the delivery of new products containing our suspension products related to the new mountain bike season for each year. We also believe that the seasonal nature of our business may have been overshadowed over each of the past few years due to the rapid growth in sales we have experienced during the same periods.

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

Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions, judgments, and estimates associated with the following have the greatest potential impact on, and are critical to the understanding of, our results of operations: revenue recognition, provision for doubtful accounts receivable, inventory, goodwill and intangible assets, warranty, income taxes and stock-based compensation. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our Consolidated Financial Statements.

We are an “emerging growth company” within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we do not have to provide an auditor’s attestation report on our internal controls in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Revenue recognition

We recognize sales when persuasive evidence of an arrangement exists, title has transferred, the sales price is fixed or determinable, and collectability of the receivable is reasonably assured. Provisions for discounts, rebates, sales incentives, returns, and other adjustments are provided for in the period the related sales are recorded based on management’s assessment of historical trends and projection of future results. Sales are recorded net of sales tax.

Allowance for doubtful accounts

We record a provision for doubtful accounts deemed not collectable based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors, the aging of the accounts receivable, historical write-offs, and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, we estimate if the recoverability of the amounts due could be reduced by a material amount.

Inventories

Inventories are stated at the lower of standard cost (which generally approximates actual costs on a first-in first-out basis) or market. Cost includes raw materials, direct labor and manufacturing overhead. Market value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

We regularly monitor inventory quantities on hand and on order and record write-downs for excess and obsolete inventories based on our estimate of the demand for our products, potential obsolescence of technology, product life cycles, and when pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on our gross margin. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

Goodwill, intangible assets and long-lived assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Annually, we either make a qualitative assessment prior to proceeding to step one of the annual goodwill impairment test or perform a two-step impairment test. If we make a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, we would perform step one of the annual goodwill impairment test and, if necessary, proceed to step two. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. We determine the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Impairments, if any, are charged directly to earnings. We have a single reporting unit for purposes of assessing goodwill impairment. We completed our most recent annual impairment test in the second quarter of 2013. No impairment charges have been incurred to date.

Indefinite-lived intangible assets

Trademarks are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually.

Finite-lived intangible assets

We assess the impairment of identifiable finite-lived intangible assets whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. Recoverability of certain finite-lived intangible assets, particularly customer relationships and core technology, would be measured by a comparison of the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If the asset is considered to be impaired, the amount of such impairment would be measured by the difference between the carrying amount of the asset and its fair value. Recoverability and impairment of other finite-lived intangible assets, particularly developed technology and patents, would be measured by the comparison of the carrying amount of the asset to the sum of undiscounted estimated future product revenues offset by estimated future costs to dispose of the product to which the asset relates. No impairment charges have been incurred to date.

Warranty

Unless otherwise required by law, we generally provide limited warranties on our products for one to two years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results.

Income taxes

We record our income tax expenses or benefits in each federal, state and foreign jurisdiction in which we operate using an asset and liability approach. This process requires that we compute the current tax expense or benefit and deferred tax expense or benefit, which result from changes in temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances, which are recorded in different periods for financial statement and income tax return purposes. The income tax effects of these differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions, and estimates relative to the current provision for income taxes take into account enacted tax laws, our interpretation of enacted tax laws, and possible outcomes of current and future audits conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of income. Interest and penalties associated with income taxes are recorded as income tax expense in our consolidated statements of income.

We account for uncertain tax positions on a two-step approach to recognize and measure those positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust liabilities for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, expiration of a statute of limitations for assessment of income tax, the refinement of estimates, or the realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our consolidated statements of income in the period in which such determination is made.

We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income.

Stock-based compensation

Compensation expense related to stock-based compensation, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value. The assumptions we use in the valuation model are based on future expectations regarding our business, combined with management judgment. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the award.

Determining the fair value of stock-based awards at the grant date represents our board of directors’ best estimates; however, the estimates involve inherent uncertainties and the application of judgment. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

Prior to our IPO in August of 2013, our board of directors considered numerous objective and subjective factors to determine the fair market value of our common stock at each meeting at which stock options were granted and approved.

Stock-based compensation expenses are classified in the statements of income based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options and restricted stock unit awards.

Recent accounting pronouncements

Comprehensive income: Reclassifications

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02, to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” or ASU 2011-12, issued in December 2011. The amendments in ASU 2013-02 would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income by the respective line items of net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on our financial position or results of operations.

Release of cumulative translation adjustment

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” or ASU 2013-05, which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 did not have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We generally do not hedge our interest rate exposure. We had $8.0 million of debt, bearing interest at a variable rate, outstanding under our credit facilities as of December 31, 2013. Based on the $8.0 million of variable interest rate indebtedness that was outstanding as of December 31, 2013, a hypothetical 100 basis point increase or decrease in the interest rate on our interest rate variable debt would have resulted in an approximately $0.1 million change to our interest expense for fiscal 2013.

Exchange Rate Sensitivity

As of December 31, 2013, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Foreign currency fluctuations could in the future have an adverse effect on our business and results of operations. We primarily sell our products inside and outside of the United States in U.S. Dollars. As the majority of our expenses are also in U.S. Dollars, we are somewhat insulated from currency fluctuations. We do not currently hedge our foreign currency exposure.

Credit and Other Risks

We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents as of December 31, 2013 consisted principally of FDIC insured certificates of deposit and cash balances in non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

We do not currently hedge our exposure to increases in the prices for our primary raw materials.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of our independent registered public accounting firm are included in this Annual Report beginning on page F-1. The index to these reports and our financial statements is included in Part IV, Item 15 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”) entitled “Election of Class I Directors” and “Corporate Governance.”

Information required by this Item regarding our corporate governance, including our audit committee and code of business conduct and ethics, is incorporated by reference to the sections of the Proxy Statement entitled “Corporate Governance” and “Board of Directors.”

Information required by this Item regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Corporate Governance” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions and Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fox Factory Holding Corp.

/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: March 03, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zvi Glasman and Larry L. Enterline, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry L. Enterline Larry L. Enterline	Chief Executive Officer and Director (Principal Executive Officer)	March 03, 2014

/s/ Zvi Glasman Zvi Glasman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 03, 2014

/s/ Elias Sabo Elias Sabo	Chairman	March 03, 2014

/s/ Robert C. Fox, Jr. Robert C. Fox, Jr.	Director	March 03, 2014

/s/ Joseph Hagin Joseph Hagin	Director	March 03, 2014

/s/ Dudley Mendenhall Dudley Mendenhall	Director	March 03, 2014

/s/ Carl Nichols Carl Nichols	Director	March 03, 2014

/s/ Ted Waitman Ted Waitman	Director	March 03, 2014

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (previously filed on September 19, 2013 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed on September 19, 2013 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

4.1	Form of Common Stock Certificate (previously filed on July 8, 2013 as Exhibit 4.1 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated May 12, 2013, by and among Fox Factory Holding Corp., Compass Group Diversified Holdings LLC, Madison Capital Funding Co-Investment Fund LP and certain other stockholders listed on the signature page thereto (previously filed on July 8, 2013 as Exhibit 4.2 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.1	Revolving Credit Facility dated August 7, 2013 by and among Fox Factory Holding Corp., Fox Factory, Inc., SunTrust Bank and the other parties thereto (previously filed on September 19, 2013 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

10.2†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline (previously filed on July 25, 2013 as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.3†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman (previously filed on July 25, 2013 as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.4†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and John Boulton (previously filed on July 25, 2013 as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.5†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Mario Galasso (previously filed on July 25, 2013 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.6†	Non-Employee Director Compensation Policy (previously filed on July 25, 2013 as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.7	Information Sharing and Cooperation Agreement dated August 13, 2013 by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc. (previously filed on November 6, 2013 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36040) and incorporated herein by reference).

10.8†	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers (previously filed on July 8, 2013 as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.9†	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors (previously filed on July 8, 2013 as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.10†	2008 Stock Option Plan, as amended (previously filed on July 8, 2013 as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.11†	2008 Non-Statutory Stock Option Plan, as amended (previously filed on July 29, 2013 as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference

10.12†	2013 Omnibus Plan (previously filed on July 29, 2013 as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.13†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (previously filed on July 25, 2013 as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-189841) and incorporated herein by reference).

10.14	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC (previously filed on July 8, 2013 as Exhibit 10.11 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.15	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant-Gross, March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda (previously filed on July 8, 2013 as Exhibit 10.12 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.16	Lease Agreement, dated July 1, 2003, by and between Fox Factory, Inc. and Robert C. Fox, Jr. (previously filed on July 8, 2013 as Exhibit 10.13 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.17	Lease Agreement, dated June 13, 2006, by and between Fox Factory, Inc. and Freedom Associates, LLC, and related addenda (previously filed on July 8, 2013 as Exhibit 10.14 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.18	Air Commercial Real Estate Association Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 19, 2012, by and between Fox Factory, Inc. and North Johnson Vernon Property, LLC, and related addendum (previously filed on July 8, 2013 as Exhibit 10.15 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.19	Land and Factory Lease Agreement, dated April 2, 2012, by and among Fox Factory, Inc., Hong-Ming Lee, Zhi-Ming Lee, Qing-Yu Lee, Fu-Zhong Lu, Yu-Wei Lu and Guan-Lun Lu (previously filed on July 8, 2013 as Exhibit 10.16 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.20	Sublease, dated January 1, 2012, by and between Fox Factory, Inc. and Robert C. Fox, Jr., and related addendum (previously filed on July 8, 2013 as Exhibit 10.17 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.21	Services and Secondment Agreement, as amended, dated March 10, 2011, by and among Fox Factory, Inc., Fox Factory Holding Corp. and Vulcan Holdings, Inc. (previously filed on July 8, 2013 as Exhibit 10.18 to the Company’s Registration Statement on Form S-1(File No. 333-189841) and incorporated herein by reference).

10.22	Asset Purchase Agreement, by and between ST USA Holding Corp. and Sport Truck USA, Inc., dated March 5, 2014 (previously filed on March 6, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36040) and incorporated herein by reference.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

†	Denotes management contracts and compensatory plans or arrangements
*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fox Factory Holding Corp.

Scotts Valley, California

We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Factory Holding Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California

March 11, 2014

Fox Factory Holding Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,683	$15
Accounts receivable (net of allowance for doubtful accounts of $366 and $440 at December 31, 2013 and 2012, respectively)	33,781	25,224
Inventory	42,783	34,255
Prepaids and other current assets	2,648	2,242
Deferred tax assets	3,490	3,405

Total current assets	84,385	65,141
Property and equipment, net	13,418	11,789
Loan fees, net	717	—
Loan fees, net—related party	—	1,665
Goodwill	31,925	31,372
Intangibles, net	27,284	32,153

Total assets	$157,729	$142,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,254	$19,551
Accrued expenses	12,451	10,156
Liability reserve for uncertain tax positions	7,796	7,292
Current portion of long-term debt—related party	—	3,000

Total current liabilities	44,501	39,999
Line of credit	8,000	—
Line of credit—related party	—	750
Long-term debt, less current portion—related party	—	55,500
Deferred rent	931	1,132
Deferred tax liabilities	12,005	15,155

Total liabilities	65,437	112,536

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000,000 authorized and no shares issued or outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.001 par value—90,000,000 authorized as of December 31, 2013 and 2012; 36,317,087 and 33,459,944 shares issued and outstanding as of December 31, 2013 and 2012, respectively	36	33
Additional paid-in capital	87,788	49,169
Accumulated other comprehensive income (loss)	(15)	1
Retained earnings (deficit)	4,483	(19,619)

Total stockholders’ equity	92,292	29,584

Total liabilities and stockholders’ equity	$157,729	$142,120

The accompanying notes are an integral part of these consolidated statements.

Fox Factory Holding Corp.

Consolidated Statements of Income

(In thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
Sales	$272,746	$235,869	$197,739
Cost of sales	192,617	173,040	140,849

Gross profit	80,129	62,829	56,890

Operating expenses:
Sales and marketing	14,153	12,570	11,748
Research and development	10,409	9,727	9,750
General and administrative	11,408	9,063	7,588
Amortization of purchased intangibles	5,378	5,315	5,217

Total operating expenses	41,348	36,675	34,303

Income from operations	38,781	26,154	22,587

Other expense, net:
Interest expense	(4,125)	(3,486)	(1,982)
Other income (expense), net	12	(277)	(13)

Other expense, net	(4,113)	(3,763)	(1,995)

Income before income taxes	34,668	22,391	20,592
Provision for income taxes	10,566	8,181	7,054

Net income	$24,102	$14,210	$13,538

Earnings per share:
Basic	$0.70	$0.44	$0.45

Diluted	$0.68	$0.44	$0.42

Weighted average shares used to compute earnings per share:
Basic	34,571	32,059	30,030
Diluted	35,705	32,515	32,295

The accompanying notes are an integral part of these consolidated statements.

Fox Factory Holding Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Comprehensive income
Net income	$24,102	$14,210	$13,538

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(16)	1	—

Other comprehensive income (loss), net of tax	(16)	1	—

Total comprehensive income	$24,086	$14,211	$13,538

The accompanying notes are an integral part of these consolidated statements.

Fox Factory Holding Corp.

Consolidated statements of stockholders’ equity

for the years ended December 31, 2011, 2012, and 2013

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity
	Shares	Amount
Balance—December 31, 2010	30,029,925	$30	$33,064	$—	$19,633	$52,727
Stock-based compensation expense	—	—	1,030	—	—	1,030
Net income	—	—	—	—	13,538	13,538

Balance—December 31, 2011	30,029,925	$30	$34,094	$—	$33,171	$67,295
Repurchase of common stock	(4,645)	—	(29)	—	—	(29)
Issuance of common stock upon exercises of employee stock options	2,423,626	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	5,755	—	—	5,755
Proceeds from equity issuance, net	1,011,038	3	7,201	—	—	7,204
Dividend distribution ($2.00 per share)	—	—	—	—	(67,000)	(67,000)
Stock-based compensation expense	—	—	2,148	—	—	2,148
Foreign currency translation adjustment	—	—	—	1	—	1
Net income	—	—	—	—	14,210	14,210

Balance—December 31, 2012	33,459,944	$33	$49,169	$1	$(19,619)	$29,584
Stock-based compensation expense	—	—	2,500	—	—	2,500
Foreign currency translation adjustment	—	—	—	(16)	—	(16)
Issuance of common stock in connection with initial public offering, net of offering costs	2,857,143	3	36,119	—	—	36,122
Net income	—	—	—	—	24,102	24,102

Balance—December 31, 2013	36,317,087	$36	$87,788	$(15)	$4,483	$92,292

The accompanying notes are an integral part of these consolidated statements.

Fox Factory Holding Corp.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$24,102	$14,210	$13,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,759	7,204	6,598
Provision (benefit) for doubtful accounts	(74)	68	46
Stock-based compensation	2,500	2,148	1,030
Excess tax benefit from exercise of stock options	—	(5,755)	—
(Gain) loss on disposal of property and equipment	(7)	253	63
Write-off of unamortized loan origination costs from related party debt	1,405	—	—
Deferred taxes	(3,236)	(3,184)	(2,430)
Amortization of loan fees	323	387	207
City of Watsonville loan credit	—	(4)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(8,510)	(7,029)	(1,153)
Inventory	(7,447)	(4,723)	(1,476)
Income taxes receivable	505	7,846	2,744
Prepaids and other current assets	(405)	(474)	(762)
Accounts payable	3,614	2,981	636
Accrued expenses	2,291	2,758	2,060
Deferred rent	(201)	681	(31)

Net cash provided by operating activities	22,619	17,367	21,038

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,932)	(4,928)	(3,067)
Proceeds from sale of property and equipment	7	2	11
Acquisition of business	(1,117)	—	—
Purchase of intangible assets	—	(835)	—

Net cash used in investing activities	(5,042)	(5,761)	(3,056)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(29)	—
Payments for deferred offering costs of initial public offering	(3,735)	—	—
Proceeds from initial public offering, net of underwriter fees	39,857	—	—
Proceeds from equity issuance	—	7,204	—
Excess tax benefit from exercise of stock options	—	5,755	—
Dividends paid	—	(67,000)	—
Proceeds from line of credit, net of origination fees of $779	27,721	—	—
Payments on line of credit	(20,500)	—	—
Proceeds from related party line of credit	31,858	32,385	20,798
Payments on related party line of credit	(32,608)	(33,085)	(28,480)
Proceeds from issuance of related party debt	—	58,404	—
Repayment of related party debt	(58,500)	(15,339)	(10,688)

Net cash used in financing activities	(15,907)	(11,705)	(18,370)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2)		—
CHANGE IN CASH AND CASH EQUIVALENTS	1,668	(99)	(388)
CASH AND CASH EQUIVALENTS—Beginning of period	15	114	502

CASH AND CASH EQUIVALENTS—End of period	$1,683	$15	$114

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,778	$3,510	$6,738
Interest	$2,565	$2,787	$1,809
Non-cash investing and financing activities:
Unpaid portion of cash consideration for acquisition	$1,401	$—	$—

The accompanying notes are an integral part of these consolidated statements.

Fox Factory Holding Corp.

Notes to Consolidated Financial Statements

Years ended December 31, 2013, 2012 and 2011

1. Nature of Business and Summary of Significant Accounting Policies

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

On August 13, 2013, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857,143 shares of common stock and the selling stockholders sold a total of 7,000,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36.1 million from its sale of 2,857,143 shares of common stock after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt. (see Note 8 – Debt).

The Company is subject to those risks common in manufacture-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

In July 2013, the Company’s board of directors approved a 46.45 for 1 stock split of the Company’s issued and outstanding common stock which became effective on July 25, 2013. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes have been adjusted retroactively to reflect this stock split.

Principles of Consolidation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Such estimates include the useful lives of fixed assets and intangible assets, allowances for doubtful accounts, warranty reserve, stock-based compensation, income taxes and inventory write-downs. Actual results could differ from those estimates.

Foreign Currency Translation—The functional currency of the Company’s non-U.S. entities is the local currency of the respective operations. The Company translates the financial statements of its non-U.S. entities into U.S. dollars each reporting period for purposes of consolidation.

Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end currency exchange rates while sales, expenses, gains, and losses are translated at the average currency exchange rates in effect for the period, the effects of these translation adjustments are reported in the statements of comprehensive income.

Cash and Cash Equivalents—Cash consists of cash maintained in a checking account. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable—Accounts receivable are unsecured customer obligations which generally require payment within various terms from the invoice date. The receivables are stated at the invoice amount. Financing terms vary by customer. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or if unspecified, generally to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that may not be collected. All accounts or portions thereof deemed to be uncollectible or that may require an excessive collection cost are written off to the allowance for doubtful accounts.

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

The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	As of December 31,
	2013	2012
Customer A	16%	13%
Customer B	11%	11%
Customer C	*	12%

*	Represents less than 10%

During the years ended December 31, 2013, 2012, and 2011, Customer A from table above represented 17%, 13% and 12%, of sales, respectively.

The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 48%, 43%, and 58% of its product components for the years ended December, 31, 2013, 2012, and 2011, respectively, from ten vendors. As of December 31, 2013 and 2012, amounts due to these vendors represented 53% and 43% of accounts payable, respectively.

Allowance for Doubtful Accounts—The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs, and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.

The following table presents the activity in the allowance for doubtful accounts (in thousands):

	For the years ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$440	$372	$326
Add: bad debt expense (benefit)	(45)	87	104
Less: write-offs, net of recoveries	(29)	(19)	(58)

Balance, end of period	$366	$440	$372

Inventories—Inventories are stated at the lower of standard cost (which generally approximates actual costs on a first-in first-out basis) or market. Cost includes raw materials, direct labor, and manufacturing overhead. Market value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful lives of the assets, whichever is shorter. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated useful life
Machine shop equipment	15 years
Manufacturing equipment	5-7 years
Office equipment and furniture	5-7 years
Transportation equipment	5 years

Impairment of Long-lived Assets—The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011.

Business Combinations—The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, the Company records adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Goodwill and Intangible Assets—Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Annually the Company either makes a qualitative assessment prior to proceeding to step 1 of the annual goodwill impairment test or performs a two-step impairment test. If the Company makes a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, the Company would perform step 1 of the annual goodwill impairment test and, if necessary, proceed to step 2. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Impairments, if any, are charged directly to earnings. The Company has a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.

Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. Trademarks are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 31, 2013, 2012 and 2011.

Revenue Recognition—The Company recognizes sales when persuasive evidence of an arrangement exists, title has transferred, the sales price is fixed or determinable, and collectability of the receivable is reasonably assured. Provisions for discounts, rebates, sales incentives, returns, and other adjustments are provided for in the period the related sales are recorded based on an assessment of historical trends and current projection of future results. Sales are recorded net of sales tax.

Cost of Sales—Cost of sales primarily consists of materials and labor expense in the manufacturing of the Company’s products. Cost of sales also includes provisions for excess and obsolete inventory, warranty costs, certain allocated costs for facilities, depreciation and other expenses associated with logistics and quality control. Additionally, it includes stock-based compensation for personnel directly involved with manufacturing the Company’s product offerings.

Sales and Marketing—Sales and marketing expenses include costs related to sales, customer service and marketing personnel, including their wages, employee benefits and related stock based compensation, and occupancy related expenses. Other significant sales and marketing expenses include race support and sponsorships of events and athletes, advertising and promotions related to trade shows, travel and entertainment, and promotional materials, products and sales offices costs.

Research and Development—Research and development expenses consist primarily of salaries and personnel costs, including wages, employee benefits and related stock based compensation for the Company’s engineering, research and development teams, occupancy related expenses, fees for third party consultants, service fees, and expenses for prototype tooling and materials, travel, and supplies. The Company expenses research and development costs as incurred.

General and Administrative—General and administrative expenses include costs related to executive, finance, information technology, human resources and administrative personnel, including wages, employee benefits and related stock based compensation expenses. The Company records professional and contract service expenses, occupancy related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses. The Company paid annual management fees of $0.3 million, $0.5 million and $0.5 million to an affiliate of the Company’s majority stockholder, Compass Group Diversified Holdings LLC (“Compass”), which fees are included as part of general and administrative expenses. The Company terminated the management services agreement with Compass upon the consummation of the initial public offering (IPO) in August 2013.

Stock-Based Compensation—The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures. The fair value of the RSU’s is equal to the fair value of the Company’s common stock on the grant date of the award.

Shipping and Handling Fees and Costs—The Company includes shipping and handling fees billed to customers in sales. Shipping costs associated with inbound freight are capitalized as part of inventory and included in cost of sales as products are sold.

Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Advertising—Advertising costs are expensed as incurred. Costs incurred for advertising totaled $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011.

Warranties—The Company offers limited warranties on its products for one to two years. The Company recognizes estimated costs related to warranty activities as a component of cost of sales upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value. Debt had an estimated fair value of $8.0 million and $58.4 million compared to a carrying value of $8.0 million and $59.3 million as of December 31, 2013 and 2012. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

Recent Accounting Pronouncements

Comprehensive Income: Reclassifications—In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02, to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” or ASU 2011-12, issued in December 2011. The amendments in ASU 2013-02 would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income by the respective line items of net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on the Company’s financial position or results of operations.

Release of Cumulative Translation Adjustment—In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” or ASU 2013-05, which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 did not have a material impact on the Company’s financial position or results of operations.

Comprehensive Income: Presentation—In June 2011, the FASB issued an accounting standards update that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company retrospectively adopted these new standards in the first quarter of 2012 and has presented a separate consolidated statement of comprehensive income for the years ended December 31, 2013, 2012 and 2011.

2. Inventory

Inventory consisted of the following (in thousands):

	As of December 31,
	2013	2012
Raw materials	$30,299	$25,822
Work-in-process	1,155	1,460
Finished goods	11,329	6,973

Total inventory	$42,783	$34,255

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2013	2012
Machinery and manufacturing equipment	$13,744	$11,099
Office equipment and furniture	4,243	4,095
Transportation equipment	1,495	1,315
Leasehold improvements	5,525	4,729

Total	25,007	21,238
Accumulated depreciation and amortization	(11,589)	(9,449)

Net property and equipment	$13,418	$11,789

Depreciation and amortization expense was $2.4 million, $1.9 million and $1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

4. Acquisition

On October 31, 2013, the Company completed the acquisition of certain assets of its Germany based distributor and service center, Toxoholics GmbH. The strategic acquisition of the German distributor and service center will build infrastructure and provide an accelerated path for better serving the Company’s customers and understanding the European market. The Company accounted for this transaction as a business combination. The total consideration transferred for the acquisition was $2.3 million and consisted of cash paid at closing of $1.1 million and $1.4 million of cash was paid in 2014. The total consideration was reduced by the effective settlement of a trade payables and receivables in the amount of $0.2 million, which represented the recorded amount and as a result, no gain or loss was recorded upon settlement. The $1.4 million of cash paid in 2014 is included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2013. In allocating the purchase consideration based on fair values, the Company recorded approximately $0.5 million of acquired intangible assets with a useful life of six years, $0.6 million to goodwill and $1.2 million to net assets acquired. The goodwill balance is deductible for tax purposes.

5. Goodwill and Intangible Assets

Intangible assets, excluding goodwill, are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 31, 2013:
Customer relationships OEM	$7,400	$(3,700)	$3,700	11
Customer relationships AM	4,809	(3,239)	1,570	7
Core technology	32,500	(24,375)	8,125	7
Patents	835	(246)	589	5

Total	$45,544	$(31,560)	13,984

Trademarks, not subject to amortization			13,300

Total			$27,284

December 31, 2012:
Customer relationships OEM	$7,400	$(3,083)	$4,317	11
Customer relationships AM	4,300	(2,688)	1,612	7
Core technology	32,500	(20,313)	12,187	7
Patents	835	(98)	737	5

Total	$45,035	$(26,182)	18,853

Trademarks, not subject to amortization			13,300

Total			$32,153

Goodwill activity consisted of the following (in thousands):

Balance as of December 31, 2012	$31,372
Acquisition of distributor	559
Effect of currency translation	(6)

Balance as of December 31, 2013	$31,925

The Company did not have any goodwill impairment during 2013, 2012 or 2011.

Amortization of intangibles was approximately $5.4 million, $5.3 million and $5.2 million for the years ended December 31, 2013, 2012, and 2011, respectively

Future amortization expense for finite-lived intangibles as of December 31, 2013 is as follows (in thousands):

Year
2014	$5,449
2015	5,449
2016	837
2017	775
2018	775
Thereafter	699

Total	$13,984

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of December 31,
	2013	2012
Payroll and related expenses	$6,007	$5,256
Warranty	3,857	4,582
Related party-Compass (1)	—	292
Income tax payable	2,469	9
Other accrued expenses	118	17

Total	$12,451	$10,156

(1)	The amount relates to interest and management fees payable to Compass

The Company’s warranty liability is included as a component of accrued liabilities in the consolidated balance sheets. Activity related to warranties is as follows (in thousands):

Balance at December 31, 2010	$1,695
Charge to cost of sales	3,317
Costs incurred	(2,213)

Balance at December 31, 2011	2,799
Charge to cost of sales	5,180
Costs incurred	(3,397)

Balance at December 31, 2012	4,582
Charge to cost of sales	4,367
Costs incurred	(5,092)

Balance at December 31, 2013	$3,857

7. Related Party Transactions

During fiscal year 2008, the Company entered into various loans with its majority stockholder, Compass, which provided a revolving line of credit facility and a term loan facility (“Prior Credit Facility”). Amounts outstanding under the Prior Credit Facility were $0 and $59.3 million as of December 31, 2013 and 2012, respectively. Interest expense on the Prior Credit Facility was approximately $2.2 million, $2.8 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, there were annual management fees of $0.3 million, $0.5 million and $0.5 million paid to an affiliate of Compass for the years ended December 31, 2013, 2012, and 2011, respectively.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Payments made under this lease were $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 9 for a summary of the future minimum lease payments under this operating lease.

During the fiscal year ended December 31, 2011, The Company utilized Staffmark, a provider of temporary staffing, temp to hire and permanent placement services. Compass was an investor in Staffmark, up to October 2011, when the investment was sold. During the fiscal year ended December 31, 2011, Staffmark provided $7.1 million in temporary staffing services, of which $0.6 million was included in accounts payable as of December 31, 2011.

8. Debt

2013 Credit Facility

In August 2013, in connection with its IPO, the Company entered into a new revolving credit facility with SunTrust Bank and the other lenders named therein (2013 Credit Facility) and borrowed $28.5 million thereunder. Of such borrowings, $21.6 million was used to pay off the Company’s remaining indebtedness that was then due under the Prior Credit Facility, and the remaining amount of such borrowings was used to pay IPO related fees and expenses and provide additional working capital.

The 2013 Credit Facility provides for interest at a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. The 2013 Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of the Company’s and its subsidiary’s assets including accounts receivable and a pledge of the equity in its operating subsidiary. In addition, the 2013 Credit Facility requires that the Company satisfy a maximum total leverage ratio and a fixed charge coverage ratio. The 2013 Credit Facility contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than the Company’s current business and those reasonably related thereto; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions. The Company was in compliance with the covenants of the 2013 Credit Facility as of December 31, 2013. The balance at December 31, 2013 was classified as a long-term liability based on the maturity date of the 2013 Credit Facility.

The following table summarizes the 2013 Credit Facility (dollars in thousands):

As of December 31, 2013
Amount outstanding	$8,000
Available borrowing capacity	$52,000
Maximum borrowing capacity	$60,000
Interest rate at period end	1.92%
Maturity date	August 7, 2018

Prior Credit Facility

During fiscal year 2008, the Company entered into an intercompany loan agreement, the (“Prior Credit Facility”) with its majority stockholder, Compass. On June 18, 2012, as part of the recapitalization, the Company amended the Prior Credit Facility. The Prior Credit Facility was amended to (i) provide for Term A loan borrowings of $60.0 million and an increase to the revolving loan commitment of $2.0 million, increasing the total available under the Line of Credit to $30.0 million, (ii) extend the maturity dates of the term loans under the Loan Agreement to June 18, 2018, and (iii) modify borrowing rates under the Loan Agreement to a fluctuating rate between 3.50% and 5.50% above either LIBOR or the Prime Rate, respectively, whichever is more favorable for the Company. The Company’s obligations under the Prior Credit Facility with Compass were collateralized by the Company’s right, title and interest in the Company’s net assets except for certain excluded intangible assets as defined in the collateral agreement with Compass.

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

9. Commitments and Contingencies

Operating Leases—The Company has operating lease agreements for office, research and development, and sales and marketing space that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $3.0 million, $2.8 million, and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 7 for additional information on related party operating leases.

Approximate remaining future minimum lease payments under these operating leases as of December 31, 2013, are as follows (in thousands):

Year	Third party future payments	Related party future payments	Total future payments
2014	$1,860	$1,170	$3,030
2015	1,645	1,170	2,815
2016	1,330	1,170	2,500
2017	848	1,170	2,018
2018	51	585	636
Thereafter	—	—	—

	$5,734	$5,265	$10,999

The Company has entered into licensing and consulting agreements with various third parties, of which, non-cancelable future minimum payments under such agreements total $0.1 million as of December 31, 2013.

Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s consolidated balance sheet, consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.

10. Stock-Based Compensation

Equity Incentive Plans—The Company has outstanding awards under the following equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”), the 2008 Non-Statutory Stock Option Plan (the “2008 Non Statutory Plan”) and the 2013 Omnibus Plan, (the “2013 Plan”). All outstanding stock awards under the 2008 Plan and 2008 Non Statutory Plan will continue to be governed by their existing terms. No further awards will be granted pursuant to the 2008 Plan or the 2008 Non Statutory Plan. Under the 2013 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance units and/or performance shares.

The equity incentive plans are administered by the board of directors (“Board”) of the Company or, if established by the Board, the Compensation Committee of the Board, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards, including (i) the number of shares of common stock subject to the award; (ii) when the award becomes exercisable; (iii) the award’s exercise price (if applicable); and (iv) the duration of the award. Awards have various vesting schedules. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. As of December 31, 2013, 3,115,140 shares were available for grant under the 2013 Plan.

Restricted Stock Units—The Company began granting RSUs to its employees and directors in August 2013. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

The Company granted 516,269 RSUs during the year ended December 31, 2013. The Company recorded stock-based compensation expense related to RSUs of approximately $0.9 million in the year ended December 31, 2013. As of December 31, 2013, the Company had approximately $8.2 million of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 3.6 years.

The following table summarizes the activities for the Company’s unvested RSUs for the year ended December 31, 2013:

	Unvested RSUs
	Number of shares outstanding	Weighted- average grant date fair value
Unvested at December 31, 2012	—	$—
Granted	516,269	$17.53
Vested	—	$—
Forfeited	—	$—

Unvested at December 31, 2013	516,269	$17.53

Stock option activity under the Plans was as follows:

	Number of shares outstanding	Weighted- average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2011	4,546,618	$2.62	6	$16,218
Options granted (weighted average fair value of $1.59 per share)	1,891,536	$5.35
Options exercised	(3,763,518)	$2.43
Options forfeited	(172,751)	$5.94

Balance at December 31, 2012	2,501,885	$4.88	9	$6,828
Options granted (weighted average fair value of $2.59 per share)	9,290	$7.59

Balance at December 31, 2013	2,511,175	$4.88	8	$32,001

Options vested and expected to vest—December 31, 2013	2,511,175	$4.88	8	$32,001

Options exercisable—December 31, 2013	1,470,978	$4.47	7	$19,350

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on the Nasdaq Stock Exchange and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $11.3 million for the year ended December 31, 2012. There were no stock options exercised for the year ended December 31, 2013.

A summary of options outstanding and exercisable as of December 31, 2013, is as follows:

	Options Outstanding
Exercise prices	Number outstanding	Weighted-average remaining contractual life (years)	Number exercisable
$1.08	149,569	4	149,569
$2.16	149,569	4	149,569
$3.84	92,900	7	55,740
$5.16	1,536,654	8	952,596
$5.20	125,415	7	50,166
$5.95	92,900	7	37,160
$6.19	6,503	8	6,503
$6.20	348,375	9	69,675
$7.59	9,290	9	—

	2,511,175	8	1,470,978

Employee Stock-Based Compensation—The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model using the single-option award approach with the weighted average assumptions set forth below. The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. Estimated volatilities are based on an analysis of comparable companies and the Company’s leverage. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury strips maturing at the expected option term. Although the Company paid a dividend in 2012 as part of the recapitalization, the Company does not intend to pay cash dividends in the future, as such, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience.

In conjunction with the Company’s 2012 recapitalization, discussed in Note 8, modifications were made to certain employee stock option agreements. These modifications included the acceleration of vesting of options exercisable for the purchase of 902,105 shares of common stock and adding a net share settlement feature to the agreements. Additionally, certain stock option agreements were cancelled and replacement options were issued with a lower exercise price, pursuant to the grants anti-dilution provisions in the underlying agreements. The lower exercise price of the replacement options reflects the change in value of the underlying stock, which resulted from the recapitalization. Modification accounting was applied to the replacement options and any excess fair value of the replacement award over the fair value of the cancelled award will be recorded as compensation cost over the remaining vesting period of the grants. The vested options were exercised through a cashless net share settlement, and the resulting shares were immediately repurchased by Compass. Settlement accounting was applied to these options and stock-based compensation expense was recorded to recognize expense for the previously unvested portion.

The assumptions used to value stock-based awards granted were as follows:

	For the years ended December 31,
	2013	2012	2011
Expected term (years)	5.5	5.5-6.5	6.5
Volatility	36%	36%	25%
Risk-free interest rate	0.79%	0.60-1.40%	3.31-3.41%
Dividend yield	—	—	—

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income (in thousands):

	For the years ended December 31,
	2013	2012	2011
Cost of sales	$23	$—	$—
Sales and marketing	158	160	78
Research and development	53	29	12
General and administrative	2,266	1,959	940

Total	$2,500	$2,148	$1,030

As of December 31, 2013 unamortized stock-based compensation expense related to unvested common stock options was $1.5 million. The weighted average period over which such stock-based compensation expense will be recognized is approximately 2.7 years.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands except earnings per share):

	For the years ended December 31,
	2013	2012	2011
Net income	$24,102	$14,210	$13,538

Weighted average shares used to compute basic earnings per share	34,571	32,059	30,030
Dilutive effect of employee stock plans	1,134	456	2,265

Weighted average shares used to compute diluted earnings per share	35,705	32,515	32,295

Earnings per share:
Basic	$0.70	$0.44	$0.45
Diluted	$0.68	$0.44	$0.42

The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 as none of these shares would have been antidilutive.

12. Income Taxes

The components of income tax expense are as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Current:
Federal	$10,282	$8,959	$7,802
State	3,135	2,406	1,682
Foreign	385	—	—

Total	13,802	11,365	9,484

Deferred:
Federal	(2,912)	(2,674)	(2,025)
State	(324)	(510)	(405)

Total	(3,236)	(3,184)	(2,430)

Total provision	$10,566	$8,181	$7,054

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the years ended December 31,
	2013	2012	2011
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.7	4.8	3.1
Manufacturing deduction	(2.9)	(1.3)	(3.8)
Stock based compensation	0.1	(2.5)	1.7
Research and development tax credit	(2.7)	—	(1.6)
Change in liability for unrecognized tax benefits	(3.7)	—	—
Other	—	0.5	(0.1)

Total provision	30.5%	36.5%	34.3%

The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$72	$179
Other reserves and prepaid assets	3,464	2,716
Inventory	466	640
State income taxes	1,165	533

Total deferred tax asset	5,167	4,068

Deferred tax liabilities:
Intangible assets	(10,587)	(12,761)
Property and equipment	(404)	(524)
Prepaid expenses	(110)	—
Depreciation	(2,581)	(2,533)

Total deferred tax liability	(13,682)	(15,818)

Net deferred tax assets (liabilities)	$(8,515)	$(11,750)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the years ended December 31,
	2013	2012
Balance—beginning of period	$7,292	$5,410
Gross increases—current year tax positions	1,896	1,882
Gross decreases—expiration of statute of limitations	(1,392)	—

Balance—end of period	$7,796	$7,292

As of December 31, 2013 and 2012, a portion of the unrecognized tax benefits would impact the effective tax rate if recognized. The Company expects approximately $1.6 million of unrecognized tax benefits to be recognized during the fiscal year 2014, based on the expiration of statute of limitations.

At December 31, 2013 and 2012, the Company had approximately $0.2 million of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.

The Company’s tax returns remain open to examination as follows: U.S. federal, 2010 through 2013; U.S. states, generally 2009 through 2013.

13. Retirement Plan

The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company made matching contributions of $0.2 million for each of the fiscal years ended December 31, 2013, 2012, and 2011.

14. Segment and Geographic Areas

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

The following table summarizes total sales generated by geographic location of the customer (in thousands):

	For the years ended December 31,
	2013	2012	2011
United States	$96,113	$84,283	$65,764
International	176,633	151,586	131,975

Total Sales	$272,746	$235,869	$197,739

The Company’s long-lived assets by geographic location are as follows:

	As of December 31,
	2013	2012
United States	$12,259	$11,429
International	1,159	360

Total long-lived assets	$13,418	$11,789

15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for 2013 and 2012 is as follows:

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(dollars in thousands, except per share data)
Sales	$65,259	$82,293	$70,316	$54,878	$56,613	$72,864	$60,721	$45,671
Gross profit	18,716	25,333	20,365	15,715	13,165	20,119	16,446	13,099
Income from operations	7,803	14,773	10,143	6,062	4,017	10,978	6,868	4,291
Net income	4,907	9,924	5,721	3,549	1,785	5,469	4,317	2,639
Earnings per share:
Basic	$0.14	$0.28	$0.17	$0.11	$0.05	$0.16	$0.14	$0.09
Diluted	$0.13	$0.27	$0.17	$0.10	$0.05	$0.16	$0.14	$0.08

16. Subsequent Event

Acquisition

On March 5, 2014, we entered into a definitive agreement to acquire the business of Sport Truck USA (“Sport Truck”) a full service, globally recognized distributor, primarily of its own branded aftermarket suspension solutions and reseller of our products. Sport Truck also designs, markets, and distributes high quality lift kit solutions through their wholly owned subsidiaries BDS Suspension and Zone Offroad Products. The acquisition of Sport Truck is well-aligned with our mission of improving vehicle performance, delivering the best in-class service, and entering into strategic adjacent markets. We will acquire Sport Truck in an asset purchase transaction for approximately $44 million due at closing. The transaction is being financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance based financial targets. The transaction is subject to approval by the employee stock ownership plan shareholders of Sport Truck and is also subject to customary closing conditions. The transaction is expected to close by the end of March 2014.