Form 10-Q
period 2014-03-31
FOX FACTORY HOLDING CORP
filed 2014-05-07
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 36,605,591 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,002	$1,683
Accounts receivable (net of allowance for doubtful accounts of $373 and $366 at March 31, 2014 and December 31, 2013 respectively)	30,737	33,781
Inventory	58,387	42,783
Prepaids and other current assets	4,585	2,648
Deferred tax assets	3,543	3,490
Total current assets	99,254	84,385
Property, plant and equipment, net	18,135	13,418
Loan fees, net	955	717
Goodwill	45,295	31,925
Intangibles, net	59,191	27,284
Other assets	945	—
Total assets	$223,775	$157,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,740	$24,254
Accrued expenses	9,453	12,451
Liability reserve for uncertain tax positions	7,825	7,796
Current portion of long-term debt	2,500	—
Total current liabilities	46,518	44,501
Line of credit	—	8,000
Long-term debt, less current portion	47,500	—
Deferred rent	866	931
Deferred tax liabilities	11,579	12,005
Contingent consideration	19,035	—
Total liabilities	125,498	65,437
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000,000 authorized and no shares issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value—90,000,000 authorized and 36,582,581 and 36,317,087 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively;	36	36
Additional paid-in capital	90,826	87,788
Accumulated other comprehensive loss	(9)	(15)
Retained earnings	7,424	4,483
Total stockholders’ equity	98,277	92,292
Total liabilities and stockholders’ equity	$223,775	$157,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Sales	$56,108	$54,878
Cost of sales	39,091	39,163
Gross profit	17,017	15,715
Operating expenses:
Sales and marketing	3,844	3,284
Research and development	3,135	2,355
General and administrative	3,930	2,673
Amortization of purchased intangibles	1,361	1,341
Total operating expenses	12,270	9,653
Income from operations	4,747	6,062
Other expense, net:
Interest expense	110	957
Other income, net	(32)	(34)
Other expense, net	78	923
Income before income taxes	4,669	5,139
Provision for income taxes	1,728	1,590
Net income	$2,941	$3,549
Earnings per share:
Basic	$0.08	$0.11
Diluted	$0.08	$0.10
Weighted average shares used to compute earnings per share:
Basic	36,419	33,460
Diluted	37,566	34,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Net income	$2,941	$3,549
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(7)
Other comprehensive income (loss)	6	(7)
Comprehensive income	$2,947	$3,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$2,941	$3,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,038	1,885
Provision for doubtful accounts	(16)	(17)
Stock-based compensation	821	702
Excess tax benefit from exercise of stock options	(1,061)	—
Gain on disposal of property and equipment	(2)	(7)
Deferred taxes	(478)	(460)
Amortization of loan fees	39	115
Changes in operating assets and liabilities:
Accounts receivable	5,068	2,329
Inventory	(7,001)	(8,479)
Income taxes payable	1,090	476
Prepaids and other current assets	(1,793)	(28)
Other assets	(945)	—
Accounts payable	2,384	8,227
Accrued expenses	(3,417)	(904)
Deferred rent	(64)	(12)
Net cash (used in) provided by operating activities	(396)	7,376
INVESTING ACTIVITIES:
Purchases of property and equipment	(940)	(861)
Proceeds from sale of property and equipment	7	7
Acquisition - Fox Factory GmbH	(1,401)	—
Acquisition - Sport Truck USA, Inc.	(40,896)	—
Net cash used in investing activities	(43,230)	(854)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,156	—
Excess tax benefit from exercise of stock options	1,061	—
Proceeds from line of credit	9,000	—
Payments on line of credit	(17,000)	—
Proceeds from related party line of credit	—	13,200
Payments on related party line of credit	—	(8,850)
Repayment of related party debt	—	(10,750)
Proceeds from issuance of debt, net of origination fees of $278	49,722	—
Net cash provided by (used in) financing activities	43,939	(6,400)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	319	118
CASH AND CASH EQUIVALENTS—Beginning of period	1,683	15
CASH AND CASH EQUIVALENTS—End of period	$2,002	$133
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,400	$202
Interest	$72	$869
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs and manufactures high-performance suspension products primarily for mountain bikes, side-by-side vehicles, on-road and off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company acts both as a tier one supplier to leading action sports original equipment manufacturers (“OEM”) and provides aftermarket products to retailers and distributors (“AM”).
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its wholly owned operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC"). In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Initial Public Offering- On August 13, 2013, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857,143 shares of common stock and the selling stockholders sold a total of 7,000,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36,122 from its sale of 2,857,143 shares of common stock after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt.
Principles of Consolidation- These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Fox Factory, Inc., Fox Factory GmbH and ST USA Holding Corp. All intercompany accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies- There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that have had a material impact on our condensed consolidated financial statements and related notes.

Use of Estimates- The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

Certain Significant Risks and Uncertainties- The Company is subject to those risks common in manufacture-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

Reclassifications- We have reclassified certain prior period amounts within our condensed consolidated statement of cash flows for the three months ended March 31, 2013 to conform to our current year presentation.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

2. Acquisition
Sport Truck, USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck USA, Inc. (“Sport Truck”). The transaction was accounted for as a business combination. In connection with the acquisition, the Company paid cash of $40,896, which is subject to certain working capital adjustments, in accordance with the asset purchase agreement. Certain members of Sport Truck’s executive management team have agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the expected three year service period. As of March 31, 2014, prepaid compensation of $487 and $945 is included in prepaids and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.
Prior to the acquisition, Sport Truck was a distributor of the Company’s products. The total consideration was increased by the effective settlement of trade receivables in the amount of $473, which represented the recorded amount and as a result, no gain or loss was recorded upon settlement.
The Company agreed to contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated fair value of the contingent consideration was valued at $19,035, based on probability weighted models. See Note 10- Fair Value Measurements.
The preliminary purchase price of Sport Truck is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 31, 2014 with the excess purchase price allocated to goodwill. The Company’s preliminary allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$40,896
Settlement of pre-existing accounts	473
Contingent consideration	19,035
Total consideration at closing	$60,404

Fair Market Values
Other current and non-current assets	$11,240
Property, plant and equipment	4,457
Customer relationships	17,000
Trademarks and brands	16,270
Goodwill	13,370
Total assets acquired	62,337

Accounts payable and accrued expenses	1,933
Total liabilities assumed	1,933
Purchase price allocation	$60,404

The primary areas of the preliminary purchase price allocations that have not been finalized relate to the finalization of working capital, the valuation of contingent consideration and the valuation of inventory and intangible assets. Upon completion of the fair value assessment, the Company anticipates that the ultimate contingent consideration and intangible assets may differ from the preliminary assessment outlined above. Any change in the finalization of working capital will reduce or increase cash consideration.  Any changes to the preliminary estimates of the fair value of the contingent consideration and

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

the inventory and intangible assets will be allocated to goodwill during the measurement period, with subsequent changes in estimates recorded in the statement of operations.
The preliminarily values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $13,370 reflects the strategic fit of Sport Truck with the Company’s operations. Sport Truck is well-aligned with the Company’s mission of improving vehicle performance, delivering best in-class service, and entering into strategic and adjacent markets. The Company will amortize the acquired customer relationships asset over its expected useful life of 15 years. Trademarks, brand names and goodwill are expected to have an indefinite life, and will be subject to impairment testing. The goodwill is expected to be deductible for income tax purposes.
The Company incurred $1,025 of transaction costs in conjunction with the Sport Truck acquisition, which is included in general and administrative expense in the accompanying condensed consolidated statements of income for the three months ended March 31, 2014. Additional costs of $278 were incurred in association with financing the transaction and are included in loan fees. See the Note 7 - Debt.
The following unaudited pro forma financial information shows the combined results of operations of the Company and Sport Truck, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the elimination of intercompany sales and profits, the amortization of purchased intangible assets and acquired inventory valuation step-up, interest expense on the term debt secured to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 35%. Sport Truck was operated as a S Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on Sport Truck’s net income. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the three months ended March 31,
	2014	2013
Pro forma sales	$65,555	$63,054
Pro forma net income	$3,173	$3,887
Pro forma basic earnings per share	$0.09	$0.12
Pro forma diluted earnings per share	$0.08	$0.11

Total Sport Truck sales included in the condensed consolidated statements of income	$—
Sport Truck net income included in the condensed consolidated statements of income	$—
3. Inventory
Inventory consisted of the following:

	As of March 31,	As of December 31,
	2014	2013
Raw materials	$41,653	$30,299
Work-in-process	2,119	1,155
Finished goods	14,615	11,329
Total inventory	$58,387	$42,783

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

4. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
	2014	2013
Machinery and manufacturing equipment	$15,319	$13,744
Office equipment and furniture	4,846	4,243
Transportation equipment	1,742	1,495
Building and land	2,903	—
Leasehold improvements	5,583	5,525
Total	30,393	25,007
Less: accumulated depreciation and amortization	(12,258)	(11,589)
Property, plant and equipment, net	$18,135	$13,418
5. Intangibles, net
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
March 31, 2014:
Customer relationships OEM	$7,400	$(3,854)	$3,546	11
Customer relationships AM	21,807	(3,393)	18,414	11
Core technology	32,500	(25,391)	7,109	7
Patents	835	(283)	552	5
Total	62,542	(32,921)	29,621
Trademarks and brands, not subject to amortization			29,570
Total			$59,191
December 31, 2013:
Customer relationships OEM	$7,400	$(3,700)	$3,700	11
Customer relationships AM	4,809	(3,239)	1,570	7
Core technology	32,500	(24,375)	8,125	7
Patents	835	(246)	589	5
Total	45,544	(31,560)	13,984
Trademarks and brands, not subject to amortization			13,300
Total			$27,284

	For the three months ended March 31,
	2014	2013
Amortization of intangibles	$1,361	$1,341

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

The Company acquired intangible assets in conjunction with the Sport Truck acquisition in March 2014, as more fully described in Note 2 - Acquisition. The acquired definite lived assets will be amortized on a straight-line basis.

Goodwill activity consisted of the following:
Balance as of December 31, 2013	$31,925
Acquisition of Sport Truck	13,370
Balance as of March 31, 2014	$45,295

Future amortization expense for finite-lived intangibles as of March 31, 2014 is as follows:

For the years ending December 31,	Amortization Expense
2014 (remaining nine months)	$4,936
2015	6,583
2016	1,970
2017	1,908
2018	1,908
Thereafter	12,316
Total expected future amortization	$29,621
6. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2014	2013
Payroll and related expenses	$3,386	$6,007
Warranty	3,778	3,857
Income tax payable	2,091	2,469
Other accrued expenses	198	118
Total	$9,453	$12,451
Activity related to warranties is as follows:

	For the three months ended March 31,
	2014	2013
Beginning warranty liability	$3,857	$4,582
Charge to cost of sales	931	776
Costs incurred	(1,010)	(1,300)
Ending warranty liability	$3,778	$4,058

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

7. Debt
2013 Credit Facility Amended and Restated
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders (the "2013 Credit Facility"). The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with its asset purchase of Sport Truck, the Company amended and restated the 2013 Credit Facility (the “Amended and Restated 2013 Credit Facility”). The Amended and Restated 2013 Credit Facility provides a maturing secured term loan in the principal amount of $50,000, subject to quarterly principal payments, and extends the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility of $5,000.
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At March 31, 2014 the one month LIBOR and prime rates were 0.016% and 3.25%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 31, 2014.
The following table summarizes the the line of credit under the Amended and Restated 2013 Credit Facility:

As of March 31,
2014
Amount outstanding	$—
Available borrowing capacity	$60,000
Maximum borrowing capacity	$60,000
As of March 31, 2014, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2014 (remaining nine months)	$1,875
2015	2,500
2016	3,438
2017	3,750
2018	4,687
Thereafter	33,750
Total	50,000
Less: current portion	2,500
Long-term debt less current portion	$47,500

8. Commitments and Contingencies
Operating Leases—The Company has operating lease agreements for office, research and development, manufacturing and sales and marketing space that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.
Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s results of operations, financial position or liquidity.

Other Commitments
In connection with our acquisition of Sport Truck, we have agreed to pay up to $29,295 in additional consideration through 2017, contingent upon the achievement of certain financial performance goals through 2016. See Note 2 - Acquisition. No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2014.

9. Stockholders' Equity - Equity Incentive Plans

During the three months ended March 31, 2014, 265,494 shares of common stock were issued due to the exercise of stock options, resulting in net proceeds to the Company of approximately $1,156.  There were no stock options granted, or stock options forfeited during the three months ended March 31, 2014.  There were no restricted stock units granted, vested, or forfeited during the three months ended March 31, 2014.

10. Fair Value Measurements
Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
As of March 31, 2014, the carrying amount of the principal under the Company’s Amended and Restated 2013 Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of March 31, 2014, the Company used Level 2 inputs to determine the fair value of its Amended and Restated 2013 Credit Facility.
The Company preliminarily measured its contingent consideration liability of $19,035 arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 2 - Acquisition). The preliminary fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets was estimated by applying a Black-Scholes model to the Company's financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated these inputs at 75% and 41%, respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

11. Income Taxes

	For the three months ended March 31,
	2014	2013
Provision for income taxes	$1,728	$1,590
Effective tax rates	37.0%	30.9%

For the three months ended March 31, 2014, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from state taxes, partially offset by a benefit for the domestic production activity deduction.

For the three months ended March 31, 2013, the difference between our effective tax rate and the 35% federal statutory rate resulted from a benefit for the domestic production activity deduction and research and development tax credits, partially offset by state taxes.  On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $440 was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities was included in the full year effective tax rate. There was no federal research and development credit for the three months ended March 31, 2014.

As of March 31, 2014, the Company had $7,825 of unrecognized tax benefits, of which approximately $5,000, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at March 31, 2014 could be reduced by approximately $1,600 in the remaining nine months of 2014.

12. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and restricted stock units, which are reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended March 31,
	2014	2013
Net income	$2,941	$3,549
Weighted average shares used to compute basic earnings per share	36,419	33,460
Dilutive effect of employee stock plans	1,147	689
Weighted average shares used to compute diluted earnings per share	37,566	34,149
Earnings per share:
Basic	$0.08	$0.11
Diluted	$0.08	$0.10
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, as none of these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except share and per share amounts)
(unaudited)

13. Segments
The Company has determined that it has a single operating and reportable segment. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended March 31,
	2014	2013
United States	$24,033	$18,904
International	32,075	35,974
Total sales	$56,108	$54,878
The Company’s long-lived assets by geographic location are as follows:

	As of March 31,	As of December 31,
	2014	2013
United States	$16,898	$12,259
International	1,237	1,159
Total long-lived assets	$18,135	$13,418

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
Unless the context otherwise requires, the terms “FOX,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Fox Factory Holding Corp. and its wholly owned operating subsidiaries, on a consolidated basis.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance which involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied discussed in Item 1A, "Risk Factors" of Part I of our 2013 Annual

Report on Form 10-K filed with the SEC on March 11, 2014 could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
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
Recent Developments
Asset Acquisition of Sport Truck, USA, Inc.
On March 5, 2014, we, through our wholly owned subsidiary, ST USA Holding Corp. ("ST USA") entered into a definitive Asset Purchase Agreement (“APA”), to acquire certain assets and assume certain liabilities of Sport Truck USA, Inc. (“Sport Truck”), a full service, globally recognized distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes high quality lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. The acquisition of Sport Truck was completed on March 31, 2014.
In connection with the acquisition, we paid cash of approximately $40.9 million, which is subject to further working capital adjustments, in accordance with the APA. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance-based financial targets. See Item 1A, "Risk Factors" of Part I of our 2013 Annual Report on Form 10-K filed with the SEC on March 11, 2014 for a discussion of risks related to the Sport Truck acquisition.

2013 Credit Facility Amended and Restated
In August 2013, we entered into a credit facility with Sun Trust Bank and other named lenders (the "2013 Credit Facility"). The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility (the “Amended and Restated 2013 Credit Facility”). The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the facility.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014, other than below.
Fair Value of Financial Instruments - Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk.
As of March 31, 2014, we used Level 2 inputs to determine the fair value of our Amended and Restated 2013 Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. We measured our contingent consideration liability of $19,035 arising from our acquisition of Sport Truck using Level 3 unobservable inputs. The preliminary fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets was estimated by applying a Black-Scholes model to our financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of our contingent consideration liability are the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  We estimated these inputs at 75% and 41%, respectively.  After our preliminary valuation is finalized, changes in the estimated fair value of the contingent consideration to reflect changing circumstances, including the calculation of actual adjusted EBITDA in each of the three annual measurement periods and the periodic revision of estimated results in future periods, could materially increase or decrease net income in the period of change.
Seasonality
Our business is seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. We believe this seasonality is due to the delivery of new products, including our suspension products related to the new mountain bike season, during the late spring and summer each year.
Results of Operations
The table below summarizes our results of operations.

	For the three months ended March 31,
(in thousands)	2014	2013
Sales	$56,108	$54,878
Cost of sales	39,091	39,163
Gross profit	17,017	15,715
Operating expenses:
Sales and marketing	3,844	3,284
Research and development	3,135	2,355
General and administrative	3,930	2,673
Amortization of purchased intangibles	1,361	1,341
Total operating expenses	12,270	9,653
Income from operations	4,747	6,062
Other expense, net:
Interest expense	110	957
Other income, net	(32)	(34)
Total other expense, net	78	923
Income before income taxes	4,669	5,139
Provision for income taxes	1,728	1,590
Net income	$2,941	$3,549

The following table sets forth our gross profit as well as our operating and other income and expenses and other information for the periods presented, expressed as a percentage of total sales.

	For the three months ended March 31,
	2014	2013
Sales	100.0%	100.0%
Cost of sales	69.7	71.4
Gross profit	30.3	28.6
Operating expenses:
Sales and marketing	6.9	6.0
Research and development	5.6	4.3
General and administrative	7.0	4.9
Amortization of purchased intangibles	2.4	2.4
Total operating expenses	21.9	17.6
Income from operations	8.4	11.0
Other expense, net:
Interest expense	0.2	1.7
Other income, net	(0.1)	(0.1)
Total other expense, net	0.1	1.6
Income before income taxes	8.3	9.4
Provision for income taxes	3.1	2.9
Net income	5.2%	6.5%
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Sales
Sales for the three months ended March 31, 2014 increased approximately $1.2 million, or 2.2%, compared to the same period in 2013. Sales of mountain bike products decreased 4.4% while sales of powered vehicle products increased 14.1% for the three months ended March 31, 2014 compared to the same prior year period. The decline in sales from our mountain bike products was primarily driven by a planned shut-down of our factory in early January 2014 which caused some sales, which were previously planned for the first quarter of 2014, to be shipped in the fourth quarter of 2013. We did not have a similar shut-down in the first quarter of 2013. Sales growth was primarily driven by an increase of $2.1 million in sales to aftermarket customers in the three months ended March 31, 2014 compared to the same period in 2013. The increase in sales to aftermarket customers is primarily due to higher end user demand for our products. Partially offsetting this growth was a decline in sales to our OEMs of $0.9 million to $42.8 million during the three months ended March 31, 2014 compared to $43.7 million for the same period in 2013. The decrease in sales to OEMs was largely driven by the aforementioned planned factory shut down.
Cost of sales
Cost of sales for the three months ended March 31, 2014 remained essentially flat at $39.1 million as compared to the same period in 2013. Our ability to maintain flat costs on higher sales reflects the company’s continued focus on cost initiatives which are targeted at improving factory and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program. For the three months ended March 31, 2014 our gross margin was 30.3% compared to 28.6% for the same period in 2013. The 1.7% improvement in our gross profit margin is due to the continued execution of these cost initiatives.
Operating expenses
Operating expenses for the three months ended March 31, 2014 increased approximately $2.6 million, or 27.1%, over the same period in 2013. Approximately $1.0 million of the increase is due to transaction related expenses incurred in connection with the acquisition of Sport Truck, approximately $0.5 million of the increase was due to the additional costs of being a public company with the balance of the increase due to additional investments in infrastructure, brand, and technology.

When expressed as a percentage of sales, operating expenses increased to 21.9% of sales for the three months ended March 31, 2014 compared to 17.6% of sales in the same period in 2013.
Within operating expenses, our sales and marketing expenses increased in the three months ended March 31, 2014 by approximately $0.5 million to $3.8 million from $3.3 million in the same period in 2013 primarily due to increases in personnel related expenditures of approximately $0.1 million and an increase of approximately $0.2 million in outside services and promotional expenses as we continue to promote our company and brand along with public company costs.
Our research and development expenses increased in the three months ended March 31, 2014 by approximately $0.7 million to $3.1 million from $2.4 million in the same period in 2013. The increase is primarily due to an increase of approximately $0.2 million for personnel related expenditures and an additional $0.2 million of proto-type products as we continue to invest in new and innovative technology.
Our general and administrative expenses increased in the three months ended March 31, 2014 by approximately $1.2 million to $3.9 million from $2.7 million in the same period in 2013. The increase was primarily due to transaction related expenditures of approximately $1.0 million resulting from the Sport Truck acquisition and $0.4 million of public company costs which were partially offset by decreases in other miscellaneous areas of G&A.
Amortization of purchased intangible assets in the three months ended March 31, 2014 was consistent with the same period in 2013.
Income from operations
Income from operations for the three months ended March 31, 2014 decreased approximately $1.3 million, or 21.7%, compared to income from operations in the same period in 2013. The decrease in income from operations was the result of higher operating expenses primarily driven by expenditures relating to the acquisition of Sport Truck along with the additional costs of being a public company, which exceeded the increase in gross profit derived from operations.
Other expense, net
Other expense, net for the three months ended March 31, 2014 decreased by approximately $0.8 million to $0.1 million in the three months ended March 31, 2014 compared to $0.9 million in the same period in 2013 due to decreased interest expense. Within other expense, net, interest expense decreased in the three months ended March 31, 2014 by $0.8 million due to a decrease in average borrowings and a more favorable borrowing rate under our 2013 Credit Facility. Other income, net for the three months ended March 31, 2014 was consistent with the same period in 2013.
Provision from income taxes
Income tax expense for the three months ended March 31, 2014 remained relatively flat increasing by approximately $0.1 million to $1.7 million compared to income tax expense of $1.6 million in the same period in 2013. Effective tax rates were 37.0% and 30.9% for the three months ended March 31, 2014 and 2013, respectively. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $0.4 million was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities was included in the full year effective tax rate. There was no such federal research and development credit for the three months ended March 31, 2014.

As of March 31, 2014, we had $7.8 million of unrecognized tax benefits, of which approximately $5 million, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of us by Compass Group Diversified Holdings LLC in 2008. We estimate that it is reasonably possible that the unrecognized tax benefits at March 31, 2014 could be reduced by approximately $1.6 million in the remaining nine months of 2014.
Net income
As a result of the factors described above, our net income decreased $0.6 million, or 17.1%, to $2.9 million in the three months ended March 31, 2014 from $3.5 million for the same period in 2013.

Liquidity and Capital Resources
Our primary cash needs are to support working capital and capital expenditures. We have generally financed our historical needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and intellectual technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the three months ended March 31,
(in thousands)	2014	2013
Net cash (used in) provided by operating activities	$(396)	$7,376
Net cash used in investing activities	(43,230)	(854)
Net cash provided by (used in) financing activities	43,939	(6,400)
Effect of exchange rate changes on cash	6	(4)
Increase in cash and cash equivalents	$319	$118
Operating activities
Cash used in operating activities primarily consists of cash invested in working capital offset by net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation, and deferred income taxes.
In the three months ended March 31, 2014, cash used in operating activities was $0.4 million and consisted of net income of $2.9 million plus non-cash items totaling $1.3 million less changes in operating assets and liabilities and other adjustments totaling $4.6 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.0 million, stock-based compensation of $0.8 million, offset by an excess tax benefit from the exercise of stock options of $1.1 million and a $0.5 million change in deferred taxes. Cash used related to operating assets and liabilities consisted primarily of an increase in inventory of $7.0 million, and a decrease in accrued expenses of $3.4 million, partially offset by a decrease in accounts receivable of $5.1 million and an increase in accounts payable of $2.4 million, primarily driven by normal growth of our business and the acquisition of Sport Truck. Additionally, there was an increase in prepaid expenses and other current assets of $1.8 million, resulting primarily from prepaid compensation expense related to amounts paid for Sport Truck and reoccurring payments made under our corporate insurance programs.  Approximately $1.1 million in cash was provided by an increase in income tax payable.
In the three months ended March 31, 2013, cash provided by operating activities was $7.4 million and consisted of net income of $3.5 million plus non-cash items totaling $2.3 million plus changes in operating assets and liabilities and other adjustments totaling $1.6 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $1.9 million and stock-based compensation of 0.7 million, offset by a $0.5 million change in deferred taxes. Cash provided in operating assets and liabilities consisted primarily of an increase in accounts payable of $8.2 million, and a decrease in accounts receivable of $2.3 million, partially offset by an increase in inventory of $8.5 million and a decrease in accrued expenses of $0.9 million.
Investing activities
Cash used in investing activities primarily relates to acquisitions, purchases of property and equipment and investments in our manufacturing and general infrastructure.
In the three months ended March 31, 2014, cash used in investing activities was $43.2 million which consisted of primarily $40.9 million paid for the asset acquisition of Sport Truck and $1.4 million in consideration paid for our 2013 acquisition of Fox Factory GmbH.
In the three months ended March 31, 2013, cash used in investing activities was $0.9 million, which consisted of purchases of property and equipment.
Financing activities
In the three months ended March 31, 2014, net cash provided by financing activities was $43.9 million, which consisted primarily of proceeds from issuance of debt of $49.7 million net of origination fees, and net repayments of $8.0 million all under the 2013 Amended and Restated Credit Facility and $2.2 million from the exercise of stock options.

In the three months ended March 31, 2013, net cash used by financing activities was $6.4 million, which consisted primarily of payments under our credit facility.

2013 Credit Facility Amended and Restated
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provides a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extends the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the facility.

Other Commitments
In connection with our acquisition of Sport Truck, we have agreed to pay up to $29.3 million in additional consideration through 2017, contingent upon the achievement of certain financial performance goals through 2016. See Note 2 - Acquisition in our Notes to Condensed Consolidated Financial Statements. No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed with the SEC on March 11, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings incidental to our business, in particular intellectual property related disputes, product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. In connection with ASC 450, "Contingencies", we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. We believe that the outcome of any such pending matters, either individually or in the aggregate, will not have a material impact on our business or financial condition.
ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties. There have been no material changes to the risk factors as previously disclosed under Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed with the SEC on March 11, 2014. The disclosures set forth in such Annual Report on Form 10-K and in our other reports and filings with the SEC are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Asset Purchase Agreement by and between ST USA Holding Corp. and Sport Truck USA, Inc. dated March 5, 2014	8-K	001-36040	March 6, 2014

10.2	Amended and Restated Revolving Credit Facility dated March 31, 2014	8-K	001-36040	April 1, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.				X

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
May 7, 2014		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Asset Purchase Agreement by and between ST USA Holding Corp. and Sport Truck USA, Inc. dated March 5, 2014	8-K	001-36040	March 6, 2014

10.2	Amended and Restated Revolving Credit Facility dated March 31, 2014	8-K	001-36040	April 1, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.				X

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

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