Form 10-Q
period 2014-06-30
FOX FACTORY HOLDING CORP
filed 2014-08-06
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 36,877,254 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,856	$1,683
Accounts receivable (net of allowance for doubtful accounts of $388 and $366 at June 30, 2014 and December 31, 2013 respectively)	39,344	33,781
Inventory	63,100	42,783
Prepaids and other current assets	4,538	2,648
Deferred tax assets	3,676	3,490
Total current assets	112,514	84,385
Property, plant and equipment, net	18,646	13,418
Loan fees, net	906	717
Goodwill	43,887	31,925
Intangibles, net	59,509	27,284
Other assets	824	—
Total assets	$236,286	$157,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,484	$24,254
Accrued expenses	10,423	12,451
Liability reserve for uncertain tax positions	7,684	7,796
Current portion of long-term debt	2,500	—
Total current liabilities	51,091	44,501
Line of credit	—	8,000
Long-term debt, less current portion	42,875	—
Deferred rent	801	931
Deferred tax liabilities	10,327	12,005
Contingent consideration	19,035	—
Total liabilities	124,129	65,437
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000,000 authorized and no shares issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value—90,000,000 authorized and 36,743,734 and 36,317,087 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively;	36	36
Additional paid-in capital	93,122	87,788
Accumulated other comprehensive loss	(6)	(15)
Retained earnings	19,005	4,483
Total stockholders’ equity	112,157	92,292
Total liabilities and stockholders’ equity	$236,286	$157,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Sales	$86,374	$70,316	$142,482	$125,194
Cost of sales	59,421	49,951	98,512	89,114
Gross profit	26,953	20,365	43,970	36,080
Operating expenses:
Sales and marketing	5,118	3,478	8,962	6,762
Research and development	3,625	2,588	6,760	4,942
General and administrative	4,800	2,815	8,730	5,489
Amortization of purchased intangibles	1,674	1,341	3,035	2,682
Total operating expenses	15,217	10,222	27,487	19,875
Income from operations	11,736	10,143	16,483	16,205
Other expense, net:
Interest expense	321	997	431	1,953
Other (income) expense, net	(125)	52	(157)	19
Other expense, net	196	1,049	274	1,972
Income before income taxes	11,540	9,094	16,209	14,233
(Benefit) provision for income taxes	(41)	3,373	1,687	4,962
Net income	$11,581	$5,721	$14,522	$9,271
Earnings per share:
Basic	$0.32	$0.17	$0.40	$0.28
Diluted	$0.31	$0.17	$0.38	$0.27
Weighted average shares used to compute earnings per share:
Basic	36,648	33,460	36,534	33,460
Diluted	37,812	34,667	37,734	34,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income	$11,581	$5,721	$14,522	$9,271
Other comprehensive income:
Foreign currency translation adjustments	3	28	9	21
Other comprehensive income	3	28	9	21
Comprehensive income	$11,584	$5,749	$14,531	$9,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$14,522	$9,271
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,535	3,813
Provision for doubtful accounts	22	12
Stock-based compensation	1,922	1,128
Excess tax benefit from exercise of stock options	(1,662)	—
Loss (gain) on disposal of property and equipment	3	(7)
Deferred taxes	(1,865)	(70)
Amortization of loan fees	87	—
Changes in operating assets and liabilities:
Accounts receivable	(4,044)	(15,167)
Inventory	(11,837)	(16,760)
Income taxes payable	1,550	—
Prepaids and other current assets	(1,768)	168
Other assets	(824)	225
Accounts payable	5,987	14,243
Accrued expenses	(2,445)	(790)
Deferred rent	(130)	(87)
Net cash provided by (used in) operating activities	4,053	(4,021)
INVESTING ACTIVITIES:
Acquisition - Sport Truck USA, Inc.	(40,770)	—
Purchases of property and equipment	(2,244)	(1,817)
Acquisition of other assets	(1,401)	—
Proceeds from sale of property and equipment	—	7
Net cash used in investing activities	(44,415)	(1,810)
FINANCING ACTIVITIES:
Proceeds from line of credit	13,000	—
Payments on line of credit	(21,000)	—
Proceeds from related party line of credit	—	31,858
Payments on related party line of credit	—	(8,850)
Repayment of related party debt	—	(16,758)
Proceeds from issuance of debt, net of origination fees of $278	49,723	—
Repayment of debt	(4,625)	—
Proceeds from the exercise of stock options	1,750	—
Excess tax benefit from exercise of stock options	1,662	—
Payments for deferred offering costs of initial public offering	—	(271)
Net cash provided by financing activities	40,510	5,979

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25	21
CHANGE IN CASH AND CASH EQUIVALENTS	173	169
CASH AND CASH EQUIVALENTS—Beginning of period	1,683	15
CASH AND CASH EQUIVALENTS—End of period	$1,856	$184
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,506	$2,937
Interest	$342	$1,655
Non-cash investing and financing activities:
Contingent consideration - acquisition of Sport Truck USA, Inc.	$19,035	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Initial Public Offering- On August 13, 2013, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857 shares of common stock and the selling stockholders sold a total of 7,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36,122 from its sale of 2,857 shares of common stock after deducting underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt. In July 2014, certain selling stockholders completed a secondary offering of the Company's common stock, which is described more fully in Note 8 - Stockholders' Equity.
Principles of Consolidation- These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Fox Factory, Inc, ST USA Holding Corp. and Fox Factory GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

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

In the second quarter of 2014, the Company concluded an analysis of legal developments and business practices relative to the apportionment of income for state tax purposes that resulted in a change in estimate regarding income taxes. See Note 10 - Income Taxes.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

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
Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers". This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings.

Reclassifications- We have reclassified certain prior period amounts within our condensed consolidated statement of cash flows for the six months ended June 30, 2013 to conform to our current year presentation.
2. Inventory
Inventory consisted of the following:

	As of June 30,	As of December 31,
	2014	2013
Raw materials	$44,611	$30,299
Work-in-process	2,303	1,155
Finished goods	16,186	11,329
Total inventory	$63,100	$42,783
3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of June 30,	As of December 31,
	2014	2013
Machinery and manufacturing equipment	$16,008	$13,744
Office equipment and furniture	4,999	4,243
Transportation equipment	1,742	1,495
Building and land	3,224	—
Leasehold improvements	5,715	5,525
Total	31,688	25,007
Less: accumulated depreciation and amortization	(13,042)	(11,589)
Property, plant and equipment, net	$18,646	$13,418

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Intangibles, net
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
June 30, 2014:
Customer relationships OEM	$7,400	$(4,008)	$3,392	11
Customer relationships AM	23,799	(3,861)	19,938	13
Core technology	32,500	(26,406)	6,094	7
Patents	835	(320)	515	5
Total	64,534	(34,595)	29,939
Trademarks and brands, not subject to amortization			29,570
Total			$59,509
December 31, 2013:
Customer relationships OEM	$7,400	$(3,700)	$3,700	11
Customer relationships AM	4,809	(3,239)	1,570	7
Core technology	32,500	(24,375)	8,125	7
Patents	835	(246)	589	5
Total	45,544	(31,560)	13,984
Trademarks and brands, not subject to amortization			13,300
Total			$27,284

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Amortization of intangibles	$1,674	$1,341	$3,035	$2,682
The Company acquired intangible assets in conjunction with the Sport Truck acquisition in March 2014, as more fully described in Note 13 - Acquisition. The acquired definite lived assets will be amortized on a straight-line basis.

Goodwill activity consisted of the following:
Balance as of December 31, 2013	$31,925
Acquisition of Sport Truck	11,962
Balance as of June 30, 2014	$43,887
Future amortization expense for finite-lived intangibles as of June 30, 2014 is as follows:

For the years ending December 31,	Amortization Expense
2014 (remaining six months)	$3,357
2015	6,716
2016	2,103
2017	2,041
2018	2,041
Thereafter	13,681
Total expected future amortization	$29,939

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

5. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2014	2013
Payroll and related expenses	$4,310	$6,007
Warranty	3,880	3,857
Income tax payable	1,920	2,469
Other accrued expenses	313	118
Total	$10,423	$12,451
Activity related to warranties is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Beginning warranty liability	$3,778	$4,058	$3,857	$4,582
Charge to cost of sales	978	911	1,717	1,687
Fair value of warranty assumed in acquisition	—	—	192	—
Costs incurred	(876)	(974)	(1,886)	(2,274)
Ending warranty liability	$3,880	$3,995	$3,880	$3,995
6. Debt
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
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At June 30, 2014 the one month LIBOR and prime rates were 0.015% and 3.25%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 30, 2014.
The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility:

As of June 30,
2014
Amount outstanding	$—
Available borrowing capacity	$60,000
Maximum borrowing capacity	$60,000

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

As of June 30, 2014, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2014 (remaining six months)	$1,250
2015	2,500
2016	3,438
2017	3,750
2018	4,687
Thereafter	29,750
Total	45,375
Less: current portion	2,500
Long-term debt less current portion	$42,875

7. Commitments and Contingencies
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

Other Commitments—In connection with our acquisition of Sport Truck, we have agreed to pay up to $29,295 in additional consideration through 2017, contingent upon the achievement of certain financial performance goals through 2016. See Note 13 - Acquisition. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014.

8. Stockholders' Equity
Secondary Offering
In July 2014, selling stockholders, including Compass Group Diversified Holdings LLC, sold 5,750 shares of our common stock at a price of $15.50 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold include 750 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell or receive any proceeds from the sales of shares by the selling stockholders. The Company incurred approximately $400 of expenses in connection with the offering during the three and six months ended June 30, 2014.
Equity Incentive Plans
During the six months ended June 30, 2014, 421 shares of common stock were issued due to the exercise of stock options, resulting in net proceeds to the Company of approximately $1,750.  There were no stock options granted during the six months ended June 30, 2014.  There were 19 stock options forfeited during the six months ended June 30, 2014 .

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the activity for the Company’s unvested restricted stock units ("RSU") for the six months ended June 30, 2014:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2013	516	$17.53
Granted	392	17.09
Vested	(5)	17.53
Unvested at June 30, 2014	903	$17.34

The fair value of the RSUs granted is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period. As of June 30, 2014, the Company had approximately $13,374 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 3.42 years. Additionally, as of June 30, 2014, the Company had approximately $947 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 2.73 years.

9. Fair Value Measurements
The FASB's Accounting Standards Codification 820, "Fair Value Measurements and Disclosures" requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
As of June 30, 2014, the carrying amount of the principal under the Company’s Amended and Restated 2013 Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of June 30, 2014, the Company used Level 2 inputs to determine the fair value of its Amended and Restated 2013 Credit Facility.
The Company measured its contingent consideration liability of $19,035 arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 13 - Acquisition). The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets was estimated by applying a Black-Scholes model to the Company's financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated these inputs at 75% and 41%, respectively. There were no adjustments to the fair value of contingent consideration in the three months ended June 30, 2014, as the Company finalized its valuation in July 2014. The fair value of the contingent consideration will be measured at each period end. Future changes in the fair value of contingent consideration resulting from changes in estimates or actual payments will be recorded in the statement of operations.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

10. Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
(Benefit) provision for income taxes	$(41)	$3,373	$1,687	$4,962
Effective tax rates	(0.4)%	37.1%	10.4%	34.9%

For the three and six months ended June 30, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from a second quarter discrete tax benefit of $3,848, or $0.10 per basic and fully diluted share for the three months ended June 30, 2014 and $0.11 and $0.10 per basic and fully diluted share, respectively, for the six months ended June 30, 2014, related to the reapportionment of income amongst the jurisdictions where the Company does business. The Company periodically evaluates opportunities to enhance tax efficiencies and to minimize tax liabilities through operating, legal and administrative strategies.  The reapportionment benefit relates to tax years 2009 through 2013 and resulted from the Company's examination of evolving laws, existing court cases, and it's business practices. The tax benefit includes the impact of a reduction in the rate used to measure the Company's net deferred tax liability and unrecognized tax benefit. The benefit has been accounted for as a change in estimate. The Company anticipates filing amended state tax returns in the affected jurisdictions. Additionally, the Company recorded a benefit for the domestic production activity deduction. In the three and six months ended June 30, 2014, these income tax benefits were partially offset by 2014 state taxes.

For the three and six months ended June 30, 2013, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted from state taxes, partially offset by a benefit for the domestic production activity deduction and research and development tax credits.  On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $440 was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities was included in the full year effective tax rate. There was no federal research and development credit for the three and six months ended June 30, 2014.

The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Beginning balance as of December 31, 2013	$7,796
Increases related to current year tax positions	269
Decrease due to change in estimated state tax rate	(381)
Ending balance as of June 30, 2014	$7,684

As of June 30, 2014, the Company had $7,684 of unrecognized tax benefits, of which approximately $6,000, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at June 30, 2014 could be reduced by approximately $1,700 in the remaining six months of 2014.

11. Earnings Per Share
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income	$11,581	$5,721	$14,522	$9,271
Weighted average shares used to compute basic earnings per share	36,648	33,460	36,534	33,460
Dilutive effect of employee stock plans	1,164	1,207	1,200	1,210
Weighted average shares used to compute diluted earnings per share	37,812	34,667	37,734	34,670
Earnings per share:
Basic	$0.32	$0.17	$0.40	$0.28
Diluted	$0.31	$0.17	$0.38	$0.27
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013, as none of these shares would have been antidilutive.
12. Segments
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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
United States	$39,143	$26,448	$63,176	$45,353
International	47,231	43,868	79,306	79,841
Total sales	$86,374	$70,316	$142,482	$125,194
The Company’s long-lived assets by geographic location are as follows:

	As of June 30,	As of December 31,
	2014	2013
United States	$17,208	$12,259
International	1,438	1,159
Total long-lived assets	$18,646	$13,418

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

13. Acquisition
Sport Truck, USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck USA, Inc. (“Sport Truck”). The transaction was accounted for as a business combination. In connection with the acquisition, the Company paid cash of $40,770, after certain working capital adjustments, in accordance with the asset purchase agreement. Certain members of Sport Truck’s executive management team have agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the expected three year service period. As of June 30, 2014, prepaid compensation of $487 and $824 is included in prepaids and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.
Prior to the acquisition, Sport Truck was a distributor of the Company’s products. The total consideration was increased by the effective settlement of trade receivables in the amount of $473, which represented the recorded amount and as a result, no gain or loss was recorded upon settlement.
The Company agreed to contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated fair value of the contingent consideration was $19,035, based on a Black-Scholes model. See Note 9 - Fair Value Measurements.
The purchase price of Sport Truck is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 31, 2014 with the excess purchase price allocated to goodwill. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$40,770
Settlement of pre-existing accounts	473
Contingent consideration	19,035
Total consideration at closing	$60,278

Fair Market Values
Other current and non-current assets	$10,534
Property, plant and equipment	4,488
Customer relationships	19,000
Trademarks and brands	16,270
Goodwill	11,962
Total assets acquired	62,254

Accounts payable and accrued expenses	1,976
Total liabilities assumed	1,976
Purchase price allocation	$60,278
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $11,962 reflects the strategic fit of Sport Truck with the Company’s operations. Sport Truck is well-aligned with the Company’s mission of improving vehicle performance, delivering best in-class service, and entering into strategic and adjacent markets. The Company will amortize the acquired customer relationships asset over its expected useful life of 15 years. Trademarks, brand names and goodwill are expected to

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

have an indefinite life, and will be subject to impairment testing. The goodwill is expected to be deductible for income tax purposes.
The Company incurred $222 and $1,247 of transaction costs in conjunction with the Sport Truck acquisition for the three and six months ended June 30, 2014, respectively, which is included in general and administrative expense in the accompanying condensed consolidated statements of income. Additional costs of $278 were incurred in association with financing the transaction and are included in loan fees. See the Note 6 - Debt.
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

	For the six months ended June 30,
	2014	2013
Pro forma sales	$151,929	$142,159
Pro forma net income	$15,287	$9,654
Pro forma basic earnings per share	$0.42	$0.29
Pro forma diluted earnings per share	$0.40	$0.28

Total Sport Truck sales included in the condensed consolidated statements of income	$12,446
Sport Truck net income included in the condensed consolidated statements of income	$1,448

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the SEC on May 7, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
Recent Developments
Secondary Offering
In July 2014, certain selling stockholders, including Compass Group Diversified Holdings LLC ("Compass"), sold 5.75 million shares of our common stock at a price of 15.50 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold include 0.75 million shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell or receive any proceeds from the sales of shares by the selling stockholders. The Company incurred approximately $0.4 million of expenses in connection with the offering during the three and six months ended June 30, 2014.

Asset Acquisition of Sport Truck, USA, Inc.
On March 31, 2014, through our wholly owned subsidiary, ST USA Holding Corp. ("ST USA"), we acquired certain assets and assumed certain liabilities of Sport Truck USA, Inc. (“Sport Truck”), a full service, globally recognized distributor of aftermarket suspension solutions, some of which have historically incorporated our products. Sport Truck designs, markets, and distributes high quality lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products.
In connection with the acquisition, we paid cash of approximately $40.8 million. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years contingent upon the achievement of certain performance-based financial targets. See Item 1A, "Risk Factors" of Part I of our 2013 Annual Report on Form 10-K filed with the SEC on March 11, 2014 for a discussion of risks related to acquisitions.

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

Critical Accounting Policies

Fair Value of Financial Instruments - Financial Accounting Standards Board Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
As of June 30, 2014, we used Level 2 inputs to determine the fair value of our Amended and Restated 2013 Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. We measured our contingent consideration liability of $19.0 million arising from our acquisition of Sport Truck using Level 3 unobservable inputs. The preliminary fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets was estimated by applying a Black-Scholes model to our financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of our contingent consideration liability are the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  We estimated these inputs at 75% and 41%, respectively.  Changes in the estimated fair value of the contingent consideration to reflect changing circumstances, including the calculation of actual adjusted EBITDA in each of the three annual measurement periods and the periodic revision of estimated results in future periods, could materially increase or decrease net income in the period of change.

Changes in Estimates

In the second quarter of 2014, we concluded an analysis of legal developments and business practices relative to the apportionment of income for state tax purposes that resulted in a change in estimate regarding income taxes. As a result, we recorded a discrete tax benefit in the three and six months ended June 30, 2014 of $3.8 million, or $0.10 per basic and fully diluted share for the three months ended June 30, 2014 and $0.11 and $0.10 per basic and fully diluted share, respectively, for the six months ended June 30, 2014, related to the reapportionment of 2009 to 2013 income amongst the jurisdictions where the Company does business.

Recent Accounting Pronouncements

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Seasonality
Our business is seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. We believe this seasonality is due to the delivery of new products, including our suspension products related to the new mountain bike season, during the late spring and summer each year.
Results of Operations
The table below summarizes our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Sales	$86,374	$70,316	$142,482	$125,194
Cost of sales	59,421	49,951	98,512	89,114
Gross profit	26,953	20,365	43,970	36,080
Operating expenses:
Sales and marketing	5,118	3,478	8,962	6,762
Research and development	3,625	2,588	6,760	4,942
General and administrative	4,800	2,815	8,730	5,489
Amortization of purchased intangibles	1,674	1,341	3,035	2,682
Total operating expenses	15,217	10,222	27,487	19,875
Income from operations	11,736	10,143	16,483	16,205
Other expense, net:
Interest expense	321	997	431	1,953
Other (income) expense, net	(125)	52	(157)	19
Total other expense, net	196	1,049	274	1,972
Income before income taxes	11,540	9,094	16,209	14,233
(Benefit) provision for income taxes	(41)	3,373	1,687	4,962
Net income	$11,581	$5,721	$14,522	$9,271

The following table sets forth our gross profit as well as our operating and other income and expenses and other information for the periods presented, expressed as a percentage of total sales.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	71.0	69.1	71.2
Gross profit	31.2	29.0	30.9	28.8
Operating expenses:
Sales and marketing	5.9	4.9	6.3	5.4
Research and development	4.2	3.7	4.7	3.9
General and administrative	5.6	4.0	6.1	4.4
Amortization of purchased intangibles	1.9	1.9	2.1	2.1
Total operating expenses	17.6	14.5	19.3	15.9
Income from operations	13.6	14.5	11.7	13.0
Other expense, net:
Interest expense	0.4	1.4	0.3	1.6
Other (income) expense, net	(0.1)	0.1	(0.1)	—
Total other expense, net	0.3	1.5	0.2	1.6
Income before income taxes	13.4	12.9	11.4	11.4
(Benefit) provision for income taxes	—	4.8	1.2	4.0
Net income	13.4%	8.1%	10.2%	7.4%
Three months ended June 30, 2014 compared to three months ended June 30, 2013
Sales
Sales for the three months ended June 30, 2014 increased approximately $16.1 million, or 22.8%, compared to the same period in 2013. The sales increase reflects 52.6% growth in powered vehicle products and 7.4% growth in mountain bike products for the three months ended June 30, 2014 compared to the same prior year period.
Sales growth was primarily driven by an increase of $12.8 million in sales to aftermarket customers in the three months ended June 30, 2014 compared to the same period in 2013. The increase in sales to aftermarket customers was primarily due to the acquisition of Sport Truck, along with higher end user demand for our FOX branded products. Sport Truck contributed $12.4 million to our sales in the three months ended June 30, 2014. A portion of Sport Truck's sales consist of the value of FOX products sold through Sport Truck. Sales to our OEMs increased approximately $3.3 million to $57.8 million during the three months ended June 30, 2014 compared to $54.5 million for the same period in 2013.
Cost of sales
Cost of sales for the three months ended June 30, 2014 increased approximately $9.5 million, or 19.0%, compared to the same period in 2013. The increase in cost of sales was driven primarily by an increase in product sales, partially offset by cost reductions resulting from initiatives which are targeted at improving factory and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program.
For the three months ended June 30, 2014 our gross margin was 31.2% compared to 29.0% for the same period in 2013. The 2.2% improvement in our gross profit margin was primarily due to the continued execution of these operational efficiency initiatives.

Operating expenses
Total operating expenses for the three months ended June 30, 2014 increased approximately $5.0 million, or 48.9%, over the same period in 2013. Approximately $1.9 million of the increase in operating expenses was due to the inclusion of Sport Truck's operating expenses in our consolidated results for the three months ended June 30, 2014. Approximately $0.8 million of the increase was due to the expenses related to significant corporate transactions. Additionally, $0.7 million of the increase in operating expense was due to additional stock compensation incurred in the three months ended June 30, 2014 when compared to the prior year period. The additional stock compensation expense is a result of equity awards with a four year vesting and expense recognition period. The balance of the growth in operating expenses was due to additional costs incurred to operate as a public company and normal growth in the business as we make additional investments in infrastructure, brand and technology.
When expressed as a percentage of sales, operating expenses increased to 17.6% of sales for the three months ended June 30, 2014 compared to 14.5% of sales in the same period in 2013.
Within operating expenses, our sales and marketing expenses increased in the three months ended June 30, 2014 by approximately $1.6 million to $5.1 million from $3.5 million in the same period in 2013. The increase was due to additional personnel, promotional activities and outside services as we continue to invest in promoting our company and brand, and was also due to the inclusion of $0.8 million of Sport Truck's sales and marketing expenses in our results.
Our research and development expenses increased in the three months ended June 30, 2014 by approximately $1.0 million to $3.6 million from $2.6 million in the same period in 2013. Approximately $0.3 million of the increase was due to additional personnel, with the balance due to additional product development related expenses as we continue to invest in new and innovative technologies.
Our general and administrative expenses increased in the three months ended June 30, 2014 by approximately $2.0 million to $4.8 million from $2.8 million in the same period in 2013. Approximately $0.8 million of the increase was due to the expenses related to significant corporate transactions, including the recently completed secondary offering of our common stock by certain selling stockholders including Compass, the Sport Truck acquisition, and costs incurred to claim a $3.8 million tax benefit related to the reapportionment of income. Stock compensation expense attributable to general and administrative personnel increased by approximately $0.6 million when compared to the same period in 2013. Additionally, as a result of our August 2013 IPO, we incurred approximately $0.5 million of incremental costs in the quarter associated with operating as a public company. The remaining balance of the increase was due to the inclusion of approximately $0.7 million of Sport Truck's general and administrative expenses in our results, partially offset by the non-recurrence of certain expenses incurred in the three months ended June 30, 2013.
Amortization of purchased intangible assets in the three months ended June 30, 2014 increased by approximately $0.3 million, primarily as a result of the acquisition of Sport Truck.
Income from operations
Income from operations for the three months ended June 30, 2014 increased approximately $1.6 million, or 15.7%, compared to income from operations in the same period in 2013.
Other expense, net
Other expense, net for the three months ended June 30, 2014 decreased by approximately $0.9 million to $0.2 million in the three months ended June 30, 2014 compared to $1.1 million in the same period in 2013 due to decreased interest expense. Within other expense, net, interest expense decreased in the three months ended June 30, 2014 by $0.7 million due to a decrease in average borrowings and a more favorable borrowing rate under our 2013 Credit Facility. Other income, net for the three months ended June 30, 2014 was consistent with the insignificant amounts of other expense, net for the same period in 2013.
Income taxes
In the three months ended June 30, 2014, we recorded an income tax benefit of $0.04 million, compared with expense of $3.4 million for the three months ended June 30, 2013, resulting in a decrease in tax expense of approximately $3.4 million. The decrease resulted primarily from a discrete tax benefit of $3.8 million related to the reapportionment of income amongst the jurisdictions where we do business. We periodically evaluate opportunities to enhance our tax efficiency and minimize our tax liabilities through operating, legal and administrative strategies. The reapportionment benefit relates to tax years 2009 through 2013 and resulted from our examination of evolving laws, existing court cases and our business practices.
The effective tax rates were (0.4)% and 37.1% for the three months ended June 30, 2014 and 2013, respectively.
For the three months ended June 30, 2014, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from the $3.8 million reapportionment benefit. Additionally, our effective tax rate was benefited as a result of the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.
For the three months ended June 30, 2013, the difference between our effective tax rate and the 35% federal statutory rate resulted from state taxes, partially offset by a benefit for the domestic production activity deduction and research and development tax credits.
Net income
As a result of the factors described above, our net income increased $5.9 million, or 102.4%, to $11.6 million in the three months ended June 30, 2014 from $5.7 million for the same period in 2013.
Six months ended June 30, 2014 compared to six months ended June 30, 2013
Sales
Sales for the six months ended June 30, 2014 increased approximately $17.3 million, or 13.8%, compared to the same period in 2013. The sales increase reflects 35.2% growth in powered vehicle products and a 2.3% growth in mountain bike products for the six months ended June 30, 2014 compared to the same prior year period.
Our aftermarket sales increased approximately $14.9 million in the six months ended June 30, 2014 compared to the same period in 2013. The increase in sales to aftermarket customers was primarily due to the acquisition of Sport Truck, along with higher end user demand for our FOX branded products. Sport Truck contributed $12.4 million to our sales in the six months ended June 30, 2014. A portion of Sport Truck's sales consist of the value of FOX products sold through Sport Truck. Sales to our OEMs increased approximately $2.4 million to $100.6 million during the six months ended June 30, 2014 compared to $98.2 million for the same period in 2013.
Cost of sales
Cost of sales for the six months ended June 30, 2014 increased approximately $9.4 million, or 10.5%, compared to the same period in 2013. The increase in cost of sales was driven primarily by an increase in product sales, partially offset by cost reductions resulting from initiatives which are targeted at improving factory and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program.
For the six months ended June 30, 2014 our gross margin was 30.9% compared to 28.8% for the same period in 2013. The 2.1% improvement in our gross profit margin was due to the continued execution of these operational efficiency initiatives.
Operating expenses
Total operating expenses for the six months ended June 30, 2014 increased approximately $7.6 million, or 38.3%, over the same period in 2013. Approximately $1.9 million of the increase was due to the inclusion of Sport Truck's operating expenses incurred since the acquisition date in our consolidated results for the six months ended June 30, 2014. Approximately $1.8 million of the increase was due to the expenses related to significant corporate transactions. Additionally, $0.8 million of the increase in operating expense was due to additional stock compensation incurred in the six months ended June 30, 2014 when compared to the prior year period. The balance of the growth in operating expenses was due to additional costs incurred to operate as a public company and normal growth in the business as we make additional investments in infrastructure, brand and technology.
When expressed as a percentage of sales, operating expenses increased to 19.3% of sales for the six months ended June 30, 2014 compared to 15.9% of sales in the same period in 2013.
Within operating expenses, our sales and marketing expenses increased in the six months ended June 30, 2014 by approximately $2.2 million to $9.0 million from $6.8 million in the same period in 2013. The increase was primarily due to additional personnel, promotional activities and outside services as we continue to invest in promoting our company and brand, and due to the inclusion of $0.8 million in Sport Truck's sales and marketing expenses in our results.
Our research and development expenses increased in the six months ended June 30, 2014 by approximately $1.9 million to $6.8 million from $4.9 million in the same period in 2013. The increase was primarily due to an additional $0.5 million in personnel related expenses and an increase of approximately $0.4 million in proto-type products and projects as we continue to invest in new and innovative technologies.
Our general and administrative expenses increased in the six months ended June 30, 2014 by approximately $3.2 million to $8.7 million from $5.5 million in the same period in 2013. Approximately $1.8 million of the increase was due to the expenses related to significant corporate transactions, including the recently completed secondary offering of our common stock by certain selling stockholders, including Compass, the Sport Truck acquisition, and costs incurred to claim a $3.8 million tax benefit related to the reapportionment of income. Stock compensation expense attributable to general and administrative personnel increased by approximately $0.7 million when compared to prior year. Additionally, as a result of our August 2013 IPO, we incurred approximately $1.0 million of incremental costs in the six months ended June 30, 2014 associated with operating as a public company. The remaining balance of the increase was due to the inclusion of approximately $0.7 million of Sport Truck's general and administrative expenses in our results, partially offset by the non-recurrence of certain expenses incurred in the six months ended June 30, 2013.
Amortization of purchased intangible assets in the six months ended June 30, 2014 increased approximately $0.4 million, primarily as a result of the acquisition of Sport Truck.
Income from operations
Income from operations for the six months ended June 30, 2014 increased approximately $0.3 million, or 1.7% compared to income from operations in the same period in 2013.
Other expense, net
Other expense, net for the six months ended June 30, 2014 decreased by approximately $1.7 million to $0.3 million compared to $2.0 million in the same period in 2013 due to decreased interest expense. Within other expense, net, interest expense decreased in the six months ended June 30, 2014 by $1.6 million due to a decrease in average borrowings and a more favorable borrowing rate under our 2013 Credit Facility. Other income, net for the six months ended June 30, 2014 was consistent with the insignificant amounts of other expense, net for the same period in 2013.
Income taxes
Income tax expense for the six months ended June 30, 2014 decreased by approximately $3.3 million to $1.7 million compared to income tax expense of $5.0 million in the same period in 2013. The decrease in expense resulted primarily from the aforementioned reapportionment benefit of $3.8 million.
The effective tax rates were 10.4% and 34.9% for the six months ended June 30, 2014 and 2013, respectively.
For the six months ended June 30, 2014, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from the $3.8 million reapportionment benefit. Additionally, our effective tax rate was benefited as a result of the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.
The effective tax rate for the six months ended June 30, 2013 was approximately equal to the 35% federal statutory rate. State taxes were offset by the benefit of the domestic production activity deduction and research and development tax credits, including $0.4 million related to 2012 activities but recorded upon the reinstatement of the lapsed research and development credit in the first quarter of 2013.
Net income
As a result of the factors described above, our net income increased $5.4 million, or 56.6%, to $14.5 million in the six months ended June 30, 2014 from $9.3 million for the same period in 2013.

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

	For the six months ended June 30,
(in thousands)	2014	2013
Net cash provided by (used in) operating activities	$4,053	$(4,021)
Net cash used in investing activities	(44,415)	(1,810)
Net cash provided by financing activities	40,510	5,979
Effect of exchange rate changes on cash	25	21
Increase in cash and cash equivalents	$173	$169
Operating activities
Cash provided by or used in operating activities primarily consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation, and deferred income taxes, offset by cash invested in working capital.
In the six months ended June 30, 2014, cash provided by operating activities was $4.1 million and consisted of net income of $14.5 million plus non-cash items totaling $3.0 million less changes in operating assets and liabilities and other adjustments totaling $13.3 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $4.5 million and stock-based compensation of $1.9 million, offset by an excess tax benefit from the exercise of stock options of $1.7 million and a $1.9 million change in deferred taxes. Cash invested in operating assets and liabilities is a result of increases in inventory and accounts receivable of $11.8 million and $4.0 million, respectively, and a decrease in accrued expenses of $2.4 million, partially offset by increases in accounts payable and income taxes payable of $6.0 million and $1.6 million, respectively. Our working capital investment is driven by normal growth of our business. Additionally, there was an increase in prepaid expenses and other current assets of $1.8 million, resulting primarily from prepaid compensation expense related to amounts paid for Sport Truck and renewal payments made under our corporate insurance programs.
In the six months ended June 30, 2013, cash used in operating activities was $4.0 million. Net income of $9.3 million plus non-cash items totaling $5.0 million were offset by changes in operating assets and liabilities totaling $18.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $3.8 million and stock-based compensation of $1.1 million. Cash invested in operating assets and liabilities consisted primarily of an increases in inventory and accounts receivable of $16.8 million and $15.2 million, respectively, partially offset by an increase in accounts payable of $14.2 million.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the six months ended June 30, 2014, cash used in investing activities was $44.4 million which consisted primarily of $40.8 million in cash consideration paid for the acquisition of Sport Truck and we invested $2.2 million in property and equipment.
In the six months ended June 30, 2013, cash used in investing activities was $1.8 million, which consisted of purchases of property and equipment.
Financing activities
Cash provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the six months ended June 30, 2014, net cash provided by financing activities was $40.5 million, which consisted primarily of proceeds from issuance of term debt of $49.7 million net of origination fees, partially offset by net repayments of $8.0 million, all under the 2013 Amended and Restated Credit Facility. Additionally, $3.4 million was provided by the exercise of stock options.

In the six months ended June 30, 2013, net cash provided by financing activities was $6.0 million, which consisted primarily of net borrowings under our related party credit facility which was terminated in conjunction with our August 2013 initial public offering.

2013 Credit Facility Amended and Restated
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provides a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extends the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the facility. In the three months ended June 30, 2014, we made principal payments of $4.6 million on the term loan, including $4.0 million in advance of scheduled maturity. The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charged coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the agreement. We were in compliance with the covenants as of June 30, 2014.

Other Commitments
In connection with our acquisition of Sport Truck, we have agreed to pay up to $29.3 million in additional consideration through 2017, contingent upon the achievement of certain financial performance goals through 2016. See Note 13 - Acquisition in our Notes to Condensed Consolidated Financial Statements. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings incidental to our business, in particular intellectual property related disputes, product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. In accordance with ASC 450, "Contingencies", we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. We believe that the outcome of any such pending matters, either individually or in the aggregate, will not have a material impact on our business or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K/A	001-36040	June 17, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.				X

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
August 6, 2014		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K/A	001-36040	June 17, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.				X

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