Form 10-Q
period 2014-09-30
FOX FACTORY HOLDING CORP
filed 2014-11-05
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 37,057,804 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,937	$1,683
Accounts receivable (net of allowance for doubtful accounts of $383 and $366 at September 30, 2014 and December 31, 2013 respectively)	40,610	33,781
Inventory	54,946	42,783
Prepaids and other current assets	4,753	2,648
Deferred tax assets	4,512	3,490
Total current assets	106,758	84,385
Property, plant and equipment, net	19,166	13,418
Loan fees, net	860	717
Goodwill	44,007	31,925
Intangibles, net	57,800	27,284
Other assets	702	—
Total assets	$229,293	$157,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,826	$24,254
Accrued expenses	11,962	12,451
Liability reserve for uncertain tax positions	7,582	7,796
Current portion of long-term debt	2,500	—
Current portion of contingent consideration	7,212	—
Total current liabilities	54,082	44,501
Line of credit	—	8,000
Long-term debt, less current portion	28,250	—
Deferred rent	752	931
Deferred tax liabilities	9,705	12,005
Contingent consideration, less current portion	11,686	—
Total liabilities	104,475	65,437
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000,000 authorized and no shares issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value—90,000,000 authorized and 36,984,129 and 36,317,087 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively;	37	36
Additional paid-in capital	95,629	87,788
Accumulated other comprehensive loss	(144)	(15)
Retained earnings	29,296	4,483
Total stockholders’ equity	124,818	92,292
Total liabilities and stockholders’ equity	$229,293	$157,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Sales	$90,148	$82,293	$232,630	$207,487
Cost of sales	61,601	56,960	160,113	146,074
Gross profit	28,547	25,333	72,517	61,413
Operating expenses:
Sales and marketing	5,282	3,621	14,244	10,382
Research and development	3,468	2,500	10,228	7,442
General and administrative	4,202	3,098	12,932	8,588
Amortization of purchased intangibles	1,684	1,341	4,719	4,023
Total operating expenses	14,636	10,560	42,123	30,435
Income from operations	13,911	14,773	30,394	30,978
Other expense, net:
Interest expense	291	2,015	722	3,968
Other expense (income), net	1	(38)	(156)	(19)
Other expense, net	292	1,977	566	3,949
Income before income taxes	13,619	12,796	29,828	27,029
Provision for income taxes	3,328	2,872	5,015	7,834
Net income	$10,291	$9,924	$24,813	$19,195
Earnings per share:
Basic	$0.28	$0.28	$0.68	$0.56
Diluted	$0.27	$0.27	$0.66	$0.55
Weighted average shares used to compute earnings per share:
Basic	36,904	35,013	36,658	33,983
Diluted	37,853	36,423	37,773	35,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income	$10,291	$9,924	$24,813	$19,195
Other comprehensive (loss) income:
Foreign currency translation adjustments	(138)	(10)	(129)	11
Other comprehensive (loss) income	(138)	(10)	(129)	11
Comprehensive income	$10,153	$9,914	$24,684	$19,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$24,813	$19,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,073	5,757
Provision for doubtful accounts	17	(88)
Stock-based compensation	2,965	1,675
Excess tax benefit from exercise of stock options	(3,046)	—
Loss (gain) on disposal of property and equipment	2	(7)
Deferred taxes	(3,322)	(1,210)
Amortization of loan fees	134	—
Write-off of unamortized loan origination costs from related party debt	—	1,405
Change in fair value of contingent consideration	(137)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,305)	(13,934)
Inventory	(3,858)	(12,138)
Income taxes payable	2,832	28
Prepaids and other current assets	(1,983)	(264)
Other assets	(702)	284
Accounts payable	330	2,605
Accrued expenses	(906)	1,896
Deferred rent	(180)	(122)
Net cash provided by operating activities	18,727	5,082
INVESTING ACTIVITIES:
Acquisition - Sport Truck USA, Inc.	(40,770)	—
Purchases of property and equipment	(3,717)	(2,485)
Acquisition of other assets	(1,401)	—
Proceeds from sale of property and equipment	106	7
Net cash used in investing activities	(45,782)	(2,478)
FINANCING ACTIVITIES:
Proceeds from line of credit	15,000	27,721
Payments on line of credit	(23,000)	(4,000)
Proceeds from related party line of credit	—	31,858
Payments on related party line of credit	—	(32,608)
Proceeds from issuance of debt, net of origination fees of $277	49,723	—
Repayment of debt	(19,250)	—
Repayment of related party debt	—	(58,500)
Proceeds from initial public offering, net of underwriter fees	—	39,857
Payments for deferred offering costs of initial public offering	—	(3,462)
Proceeds from the exercise of stock options, net of shares repurchased for tax withholding	1,830	—
Excess tax benefit from exercise of stock options	3,046	—

Net cash provided by financing activities	27,349	866

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(40)	11
CHANGE IN CASH AND CASH EQUIVALENTS	254	3,481
CASH AND CASH EQUIVALENTS—Beginning of period	1,683	15
CASH AND CASH EQUIVALENTS—End of period	$1,937	$3,496
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$6,791	$7,027
Interest	$586	$2,446
Non-cash investing and financing activities:
Contingent consideration - acquisition of Sport Truck USA, Inc.	$19,035	$—
Deferred offering costs recorded in accounts payable	$—	$273
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Principles of Consolidation- These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s subsidiaries include: Fox Factory, Inc., ST USA Holding Corp. and Fox Factory GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Certain Significant Risks and Uncertainties- The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers". This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings.

Reclassifications- We have reclassified certain prior period amounts within our condensed consolidated statement of cash flows for the nine months ended September 30, 2013 to conform to our current year presentation.

2. Inventory
Inventory consisted of the following:

	As of September 30,	As of December 31,
	2014	2013
Raw materials	$38,594	$30,299
Work-in-process	1,992	1,155
Finished goods	14,360	11,329
Total inventory	$54,946	$42,783

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of September 30,	As of December 31,
	2014	2013
Machinery and manufacturing equipment	$16,646	$13,744
Office equipment and furniture	5,097	4,243
Transportation equipment	1,963	1,495
Building and land	3,469	—
Leasehold improvements	5,846	5,525
Total	33,021	25,007
Less: accumulated depreciation and amortization	(13,855)	(11,589)
Property, plant and equipment, net	$19,166	$13,418
The depreciation expense was $2,354 and $2,380 for the nine months ended September 30, 2014 and twelve months ended December 31, 2013, respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Intangibles, net
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
September 30, 2014:
Customer relationships OEM	$7,400	$(4,163)	$3,237	11
Customer relationships AM	23,774	(4,337)	19,437	13
Core technology	32,500	(27,422)	5,078	7
Patents	835	(357)	478	5
Total	64,509	(36,279)	28,230
Trademarks and brands, not subject to amortization			29,570
Total			$57,800
December 31, 2013:
Customer relationships OEM	$7,400	$(3,700)	$3,700	11
Customer relationships AM	4,809	(3,239)	1,570	7
Core technology	32,500	(24,375)	8,125	7
Patents	835	(246)	589	5
Total	45,544	(31,560)	13,984
Trademarks and brands, not subject to amortization			13,300
Total			$27,284

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Amortization of intangibles	$1,684	$1,341	$4,719	$4,023

The Company acquired intangible assets in conjunction with the Sport Truck, USA Inc. ("Sport Truck") acquisition in March 2014, as more fully described in Note 13 - Acquisition. The acquired definite lived assets will be amortized on a straight-line basis.

Goodwill activity consisted of the following:
Balance as of December 31, 2013	$31,925
Acquisition of Sport Truck	11,962
Currency translation and other adjustments	120
Balance as of September 30, 2014	$44,007

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Future amortization expense for finite-lived intangibles as of September 30, 2014 is as follows:

For the years ending December 31,	Amortization Expense
2014 (remaining three months)	$1,676
2015	6,709
2016	2,097
2017	2,035
2018	2,035
Thereafter	13,678
Total expected future amortization	$28,230

5. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2014	2013
Payroll and related expenses	$5,956	$6,007
Warranty	4,373	3,857
Income tax payable	1,116	2,469
Other accrued expenses	517	118
Total	$11,962	$12,451
Activity related to warranties is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Beginning warranty liability	$3,880	$3,995	$3,857	$4,582
Charge to cost of sales	1,160	1,432	2,877	3,119
Fair value of warranty assumed in acquisition	—	—	192	—
Costs incurred	(667)	(1,255)	(2,553)	(3,529)
Ending warranty liability	$4,373	$4,172	$4,373	$4,172

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At September 30, 2014 the one month LIBOR and prime rates were 0.16% and 3.25%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 30, 2014.

The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility:

As of September 30,
2014
Amount outstanding	$—
Available borrowing capacity	$60,000
Maximum borrowing capacity	$60,000

As of September 30, 2014, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2014 (remaining three months)	$625
2015	2,500
2016	3,438
2017	3,750
2018	4,687
Thereafter	15,750
Total	30,750
Less: current portion	2,500
Long-term debt less current portion	$28,250

7. Commitments and Contingencies
Operating Leases—The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.
Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s results of operations, financial position or liquidity.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Other Commitments—In connection with our acquisition of Sport Truck, we have agreed to pay up to $29,295 in additional consideration through 2017, contingent upon the achievement of certain financial performance goals through 2016. See Note 13 - Acquisition and Note 9 - Fair Value Measurements. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014.

8. Stockholders' Equity
Secondary Offering
In July 2014, selling stockholders, including Compass Group Diversified Holdings LLC ("Compass"), sold 5,750 shares of our common stock at a price of $15.50 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold include 750 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. The Company incurred approximately $55 and $455 of expenses in connection with the offering during the three and nine months ended September 30, 2014, respectively.

Equity Incentive Plans
During the nine months ended September 30, 2014, 581 shares of common stock were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $2,493.  There were no stock options granted during the nine months ended September 30, 2014.  There were 58 stock options forfeited during the nine months ended September 30, 2014.

The following table summarizes the activity for the Company’s unvested restricted stock units ("RSU") for the nine months ended September 30, 2014:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2013	516	$17.53
Granted	777	17.30
Canceled	(386)	17.52
Vested	(130)	17.53
Unvested at September 30, 2014	777	$17.31

The fair value of the RSUs granted is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period. As of September 30, 2014, the Company had approximately $11,948 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 3.16 years. Additionally, as of September 30, 2014, the Company had approximately $785 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 2.49 years.

On September 2, 2014, the Company and certain of its officers agreed to cancel 386 existing RSU time-vested awards. The same number of awards were re-issued with both time and performance-based vesting conditions whereas the previous awards contained only time-vested conditions, allowing the Company to ensure the tax deductibility of the RSU payouts as 162(m) performance-based compensation. The cancellation and replacement was accounted for as a modification. For purposes of measuring compensation expense for performance awards, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based stock awards requires defined criteria for assessing achievement and judgment in assessing the probability of meeting the performance goals. Assuming performance goals are achieved, the Company does not expect to record incremental stock-based compensation expense as a result of the modification.

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
As of September 30, 2014, the carrying amount of the principal under the Company’s Amended and Restated 2013 Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of September 30, 2014, the Company used Level 2 inputs to determine the fair value of its Amended and Restated 2013 Credit Facility.
The Company measured its contingent consideration liability arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 13 - Acquisition). The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated the probabilities of actual results exceeding the projection during various years of the earn-out at values ranging from 65% to 85% as of September 30, 2014, compared to an overall estimate of 75% for all annual periods at the acquisition date. Additionally, volatility was measured at 32% as of September 30, 2014, compared to 41% at the acquisition date. The fair value of contingent consideration was estimated at $18,898 as of September 30, 2014, a reduction of $137 from the acquisition date valuation of $19,035. The change in fair value is recorded in general and administrative expense in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014.

10. Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Provision for income taxes	$3,328	$2,872	$5,015	$7,834
Effective tax rates	24.4%	22.4%	16.8%	29.0%

For the three and nine months ended September 30, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from a second quarter discrete tax benefit of $3,848, or $0.10 per basic and fully diluted share, related to the reapportionment of income amongst the jurisdictions where the Company does business. The Company periodically evaluates opportunities to enhance tax efficiencies and to minimize tax liabilities through operating, legal and administrative strategies.  The reapportionment benefit relates to tax years 2009 through 2013 and resulted from the Company's examination of evolving laws, existing court cases, and its business practices. The tax benefit includes the impact of a reduction in the rate used to measure the Company's net deferred tax liability and unrecognized tax benefit. The benefit has been accounted for as a change in estimate. Additionally, for the three and nine months ended September 30, 2014, the effective tax rate benefited from the expiration of the statute of limitations that allowed the Company to release a portion of its liability for unrecognized tax benefits, relating to the uncertainty of amortization and depreciation expenses which were a result of Compass’ acquisition of us in 2008 and from the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

For the three and nine months ended September 30, 2013, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted from the benefits of the reversal of a portion of its unrecognized tax benefit liability, the domestic production activity deduction and research and development tax credits.  On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $440 was recorded in the first quarter of 2013 as a discrete item. The benefit related to 2013 research activities was included in the full year effective tax rate. There was no federal research and development credit for the three and nine months ended September 30, 2014 due to expiration of the statute. These income tax benefits were partially offset by state income taxes.

The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Beginning balance as of December 31, 2013	$7,796
Increase related to current year tax positions	1,684
Decrease due to expiration of statute of limitations	(1,388)
Decrease due to change in estimated state tax rate	(510)
Ending balance as of September 30, 2014	$7,582

As of September 30, 2014, the Company had $7,582 of unrecognized tax benefits, of which approximately $6,000, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at September 30, 2014 could be reduced by approximately $1,400 in the next twelve months.

11. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of restricted stock units, which are reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income	$10,291	$9,924	$24,813	$19,195
Weighted average shares used to compute basic earnings per share	36,904	35,013	36,658	33,983
Dilutive effect of employee stock plans	949	1,410	1,115	1,125
Weighted average shares used to compute diluted earnings per share	37,853	36,423	37,773	35,108
Earnings per share:
Basic	$0.28	$0.28	$0.68	$0.56
Diluted	$0.27	$0.27	$0.66	$0.55
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, as none of these shares would have been antidilutive.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
United States	$36,647	$27,005	$99,823	$72,358
International	53,501	55,288	132,807	135,129
Total sales	$90,148	$82,293	$232,630	$207,487
The Company’s long-lived assets by geographic location are as follows:

	As of September 30,	As of December 31,
	2014	2013
United States	$17,069	$12,259
International	2,097	1,159
Total long-lived assets	$19,166	$13,418

13. Acquisition
Sport Truck, USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck. The transaction was accounted for as a business combination. In connection with the acquisition, the Company paid cash of $40,770, after certain working capital adjustments, in accordance with the asset purchase agreement. Certain members of Sport Truck’s executive management team agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the expected three year service period. As of September 30, 2014, prepaid compensation of $487 and $702 is included in prepaids and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.
Prior to the acquisition, Sport Truck was a distributor of the Company’s products. The total consideration was increased by the effective settlement of trade receivables in the amount of $473, which represented the recorded amount and as a result, no gain or loss was recorded upon settlement.
The Company agreed to contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated acquisition date fair value of the contingent consideration was $19,035, based on a Black-Scholes model. See Note 9 - Fair Value Measurements.

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
The Company incurred $157 and $1,402 of transaction costs in conjunction with the Sport Truck acquisition for the three and nine months ended September 30, 2014, respectively, which is included in general and administrative expense in the accompanying condensed consolidated statements of income. Additional costs of $277 were incurred in association with financing the transaction and are included in loan fees. See the Note 6 - Debt.
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

	For the nine months ended September 30,
	2014	2013
Pro forma sales	$242,077	$232,017
Pro forma net income	$25,709	$19,572
Pro forma basic earnings per share	$0.70	$0.58
Pro forma diluted earnings per share	$0.68	$0.56

Total Sport Truck sales included in the condensed consolidated statements of income	$22,917
Sport Truck net income included in the condensed consolidated statements of income	$2,370

14. Related Party Agreement
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. While the Company was a majority owned subsidiary, Compass provided and incurred the cost of these services to meet its own obligations as a public company. Subsequent to the secondary offering in July 2014, these services are not within the scope of Compass' compliance requirements. Compass has agreed to provide these services on the Company's behalf through March 31, 2016 at an estimated annual cost of approximately $150.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2014 and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
Recent Developments
Share Repurchase Program
On November 3, 2014, the Company’s Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common stock outstanding.  The shares may be repurchased in the open market or in privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. The share repurchase program is expected to be executed, as market conditions allow, through 2015. The Company intends to fund the share repurchase program from borrowings, cash on hand and cash flow. The share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase any shares of its common stock.
Secondary Offering
In July 2014, certain selling stockholders, including Compass Group Diversified Holdings LLC ("Compass"), sold 5.75 million shares of our common stock at a price of $15.50 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold include 0.75 million shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. The Company incurred approximately $0.1 million and $0.5 million of expenses in connection with the offering during the three and nine months ended September 30, 2014, respectively.
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
In connection with the acquisition, we paid cash of approximately $40.8 million. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years, contingent upon the achievement of certain performance-based financial targets. See Item 1A, "Risk Factors" of Part I of our 2013 Annual Report on Form 10-K filed with the SEC on March 11, 2014 for a discussion of risks related to acquisitions.
2013 Credit Facility Amended and Restated
In August 2013, we entered into a credit facility with Sun Trust Bank and other named lenders (the "2013 Credit Facility"). The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility (the “Amended and Restated 2013 Credit Facility”). The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly principal payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the original facility.

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
As of September 30, 2014, we used Level 2 inputs to determine the fair value of our Amended and Restated 2013 Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. We measured our contingent consideration liability arising from our acquisition of Sport Truck using Level 3 unobservable inputs. The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to our most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of our contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.

Changes in Estimates

In the second quarter of 2014, we concluded an analysis of legal developments and business practices relative to the apportionment of income for state tax purposes that resulted in a change in estimate regarding income taxes. As a result, we recorded a discrete tax benefit in the nine months ended September 30, 2014 of $3.8 million, or $0.10 per basic and fully diluted share, related to the reapportionment of 2009 to 2013 income amongst the jurisdictions where the Company does business.

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
Results of Operations
The table below summarizes our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Sales	$90,148	$82,293	$232,630	$207,487
Cost of sales	61,601	56,960	160,113	146,074
Gross profit	28,547	25,333	72,517	61,413
Operating expenses:
Sales and marketing	5,282	3,621	14,244	10,382
Research and development	3,468	2,500	10,228	7,442
General and administrative	4,202	3,098	12,932	8,588
Amortization of purchased intangibles	1,684	1,341	4,719	4,023
Total operating expenses	14,636	10,560	42,123	30,435
Income from operations	13,911	14,773	30,394	30,978
Other expense, net:
Interest expense	291	2,015	722	3,968
Other expense (income), net	1	(38)	(156)	(19)
Other expense, net	292	1,977	566	3,949
Income before income taxes	13,619	12,796	29,828	27,029
Provision for income taxes	3,328	2,872	5,015	7,834
Net income	$10,291	$9,924	$24,813	$19,195

The following table sets forth our gross profit as well as our operating and other income and expenses and other information for the periods presented, expressed as a percentage of total sales.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	69.2	68.8	70.4
Gross profit	31.7	30.8	31.2	29.6
Operating expenses:
Sales and marketing	5.9	4.4	6.1	5.0
Research and development	3.8	3.0	4.4	3.6
General and administrative	4.7	3.8	5.6	4.1
Amortization of purchased intangibles	1.9	1.6	2.0	1.9
Total operating expenses	16.3	12.8	18.1	14.6
Income from operations	15.4	18.0	13.1	15.0
Other expense, net:
Interest expense	0.3	2.4	0.3	1.9
Other expense (income), net	—	—	(0.1)	—
Other expense, net	0.3	2.4	0.2	1.9
Income before income taxes	15.1	15.6	12.9	13.1
Provision for income taxes	3.7	3.5	2.2	3.8
Net income	11.4%	12.1%	10.7%	9.3%
Three months ended September 30, 2014 compared to three months ended September 30, 2013
Sales
Sales for the three months ended September 30, 2014 increased approximately $7.9 million, or 9.5%, compared to the same period in 2013. The sales increase reflects 50.5% growth in powered vehicle products and 8.1% decrease in mountain bike products for the three months ended September 30, 2014 compared to the same prior year period. The decrease in bike sales was attributable to various factors, including industry supply chain issues, increased competitive environment in certain product categories, and weaker sell through of our products than initially anticipated.
Sales growth was primarily driven by an increase of $13.8 million in sales to aftermarket customers in the three months ended September 30, 2014 compared to the same period in 2013. The increase in sales to aftermarket customers was primarily due to the acquisition of Sport Truck, along with higher end user demand for our FOX branded products. Sport Truck contributed $10.5 million to our sales in the three months ended September 30, 2014. A portion of Sport Truck's sales consist of the value of FOX products sold through Sport Truck. Sales to our OEMs decreased approximately $5.9 million to $62.6 million during the three months ended September 30, 2014 compared to $68.6 million for the same period in 2013.
Cost of sales
Cost of sales for the three months ended September 30, 2014 increased approximately $4.6 million, or 8.1%, compared to the same period in 2013. The increase in cost of sales was driven primarily by an increase in product sales, partially offset by cost reductions resulting from initiatives which are targeted at improving manufacturing and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program.
For the three months ended September 30, 2014 our gross margin was 31.7% compared to 30.8% for the same period in 2013. The 0.9% improvement in our gross profit margin was primarily due to the continued execution of these operational efficiency initiatives.

Operating expenses
Total operating expenses for the three months ended September 30, 2014 increased approximately $4.1 million, or 38.6%, over the same period in 2013. Approximately $1.6 million of the increase in operating expenses was due to the inclusion of Sport Truck's operating expenses in our consolidated results for the three months ended September 30, 2014. Approximately $0.3 million of the increase was due to the expenses related to the integration of Sport Truck. Additionally, $0.5 million of the increase in operating expense was due to higher stock compensation incurred in the three months ended September 30, 2014 when compared to the prior year period. The additional stock compensation expense is a result of equity awards with a four year vesting and expense recognition period. The balance of the growth in operating expenses was due to additional costs incurred to operate as a public company and normal growth in the business as we make additional investments in infrastructure, brand and technology.
When expressed as a percentage of sales, operating expenses increased to 16.2% of sales for the three months ended September 30, 2014 compared to 12.8% of sales in the same period in 2013.
Within operating expenses, our sales and marketing expenses increased in the three months ended September 30, 2014 by approximately $1.7 million to $5.3 million from $3.6 million in the same period in 2013. The increase was due to additional personnel, promotional activities and outside services as we continue to invest in promoting our company and brand, and as well as the inclusion of $0.8 million of Sport Truck's sales and marketing expenses in our results.
Our research and development expenses increased in the three months ended September 30, 2014 by approximately $1.0 million to $3.5 million from $2.5 million in the same period in 2013. Approximately $0.2 million of the increase was due to additional personnel, $0.1 million was due to Sport Truck, with the balance due to additional product development related expenses as we continue to invest in new and innovative technologies.
Our general and administrative expenses increased in the three months ended September 30, 2014 by approximately $1.1 million to $4.2 million from $3.1 million in the same period in 2013. Approximately $0.3 million of the increase was due to the expenses related to the integration of the Sport Truck acquisition which closed earlier in the year. Stock compensation expense attributable to general and administrative personnel increased by approximately $0.4 million when compared to the same period in 2013. The remaining balance of the increase was due to the inclusion of approximately $0.4 million of Sport Truck's general and administrative expenses in our results.
Amortization of purchased intangible assets in the three months ended September 30, 2014 increased by approximately $0.3 million, primarily as a result of the acquisition of Sport Truck.
Income from operations
Income from operations for the three months ended September 30, 2014 decreased approximately $0.9 million, or 5.8%, compared to income from operations in the same period in 2013. The decrease was largely attributable to higher operating expenses, including the integration of Sport Truck, additional stock compensation and infrastructure investments mentioned above, which more than offset the increases in gross profits from our higher sales for the three months ended September 2014 as compared to the prior year.
Other expense, net
Other expense, net for the three months ended September 30, 2014 decreased by approximately $1.7 million to $0.3 million in the three months ended September 30, 2014, compared to $2.0 million in the same period in 2013. The decrease was primarily due to the decrease in interest expense. Within other expense, net, interest expense decreased in the three months ended September 30, 2014 by $1.7 million due to the $1.4 million non-cash write off for unamortized loan origination costs in the three months ended September 30, 2013 and a more favorable borrowing rate under our 2013 Credit Facility. Other income, net for the three months ended September 30, 2014 was consistent with other expense, net for the same period in 2013.
Income taxes
The effective tax rates were 24.4% and 22.4% for the three months ended September 30, 2014 and 2013, respectively. The increase in our effective tax rate was primarily due to the loss of the federal R&D tax credit deduction in the U.S which has not yet been approved by Congress for 2014. For the three months ended September 30, 2014 and 2013, the difference between our effective rate and the 35% federal statutory rate was primarily caused by the expiration of the statute of limitations that allowed us to release a liability for unrecognized tax benefits relating to the uncertainty of amortization and depreciation expenses which were a result of Compass’ acquisition of us in 2008, the domestic production activity deduction, and in 2013, the research and development credit. These benefits were partially offset by state taxes.
Net income
As a result of the factors described above, our net income increased $0.4 million, or 3.7%, to $10.3 million in the three months ended September 30, 2014 from $9.9 million for the same period in 2013.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
Sales
Sales for the nine months ended September 30, 2014 increased approximately $25.1 million, or 12.1%, compared to the same period in 2013. The sales increase reflects 40.8% growth in powered vehicle products and a 2.0% decrease in mountain bike products for the nine months ended September 30, 2014 compared to the same prior year period. The slight decrease in bike sales was attributable to various factors during this recent period, including industry supply chain issues, increased competitive environment in certain product categories, and weaker sell through of our products than initially anticipated.
Our aftermarket sales increased approximately $28.7 million in the nine months ended September 30, 2014 compared to the same period in 2013. The increase in sales to aftermarket customers was primarily due to the acquisition of Sport Truck, along with higher end user demand for our FOX branded products. Sport Truck contributed $22.9 million to our sales in the nine months ended September 30, 2014. A portion of Sport Truck's sales consist of the value of FOX products sold through Sport Truck. Sales to our OEMs decreased approximately $3.5 million to $163.3 million during the nine months ended September 30, 2014 compared to $166.8 million for the same period in 2013. The decrease in OEM business was largely due to lower sales within the most recent quarter which offset increases achieved previously throughout the year.
Cost of sales
Cost of sales for the nine months ended September 30, 2014 increased approximately $14.0 million, or 9.6%, compared to the same period in 2013. The increase in cost of sales was driven primarily by an increase in product sales, partially offset by cost reductions resulting from initiatives which are targeted at improving manufacturing and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program.
For the nine months ended September 30, 2014 our gross margin was 31.2% compared to 29.6% for the same period in 2013. The 1.6% improvement in our gross profit margin was due to the continued execution of these operational efficiency initiatives.
Operating expenses
Total operating expenses for the nine months ended September 30, 2014 increased approximately $11.7 million, or 38.4%, over the same period in 2013. Approximately $3.5 million of the increase was due to the inclusion of Sport Truck's operating expenses incurred since the acquisition date in our consolidated results for the nine months ended September 30, 2014. Approximately $2.1 million of the increase was due to the expenses related to significant corporate transactions. Additionally, $1.3 million of the increase in operating expense was due to higher stock compensation incurred in the nine months ended September 30, 2014 when compared to the prior year period. The balance of the growth in operating expenses was due to additional costs incurred to operate as a public company and normal growth in the business as we make additional investments in infrastructure, brand and technology.
When expressed as a percentage of sales, operating expenses increased to 18.1% of sales for the nine months ended September 30, 2014 compared to 14.6% of sales in the same period in 2013.
Within operating expenses, our sales and marketing expenses increased in the nine months ended September 30, 2014 by approximately $3.9 million to $14.2 million from $10.4 million in the same period in 2013. The increase was primarily due to additional personnel, promotional activities and outside services as we continue to invest in promoting our company and brand, and as well as the inclusion of $1.6 million in Sport Truck's sales and marketing expenses in our results.
Our research and development expenses increased in the nine months ended September 30, 2014 by approximately $2.8 million to $10.2 million from $7.4 million in the same period in 2013. The increase was primarily due to an additional $0.5 million in personnel related expenses and an increase of approximately $0.8 million in proto-type products and projects as we continue to invest in new and innovative technologies.

Our general and administrative expenses increased in the nine months ended September 30, 2014 by approximately $4.3 million to $12.9 million from $8.6 million in the same period in 2013. Approximately $2.1 million of the increase was due to the expenses related to significant corporate transactions, including the recently completed secondary offering of our common stock by certain selling stockholders, the Sport Truck acquisition, and costs incurred to claim a $3.8 million tax benefit related to the reapportionment of income which were all completed earlier in the year. Stock compensation expense attributable to general and administrative personnel increased by approximately $1.2 million when compared to prior year. Additionally, as a result of our August 2013 IPO, we incurred approximately $1.0 million of incremental costs in the nine months ended September 30, 2014 associated with operating as a public company. The remaining balance of the increase was due to the inclusion of approximately $0.9 million of Sport Truck's general and administrative expenses in our results, partially offset by the non-recurrence of certain expenses incurred in the nine months ended September 30, 2014.
Amortization of purchased intangible assets in the nine months ended September 30, 2014 increased approximately $0.7 million, primarily as a result of the acquisition of Sport Truck.
Income from operations
Income from operations for the nine months ended September 30, 2014 decreased approximately $0.6 million, or 1.9% compared to income from operations in the same period in 2013.
Other expense, net
Other expense, net for the nine months ended September 30, 2014 decreased by approximately $3.4 million to $0.6 million compared to $3.9 million in the same period in 2013 due to decreased interest expense. Within other expense, net, interest expense decreased in the nine months ended September 30, 2014 by $3.2 million due to the $1.4 million non-cash write off for unamortized loan origination costs for the nine months ended September 30, 2013, lower borrowings and a more favorable interest rate under our Amended and Restated 2013 Credit Facility. Other income, net for the nine months ended September 30, 2014 was consistent with other expense, net for the same period in 2013.
Income taxes
Income tax expense for the nine months ended September 30, 2014 decreased by approximately $2.8 million to $5.0 million compared to income tax expense of $7.8 million in the same period in 2013. The decrease in expense resulted primarily from the aforementioned reapportionment benefit of $3.8 million.
The effective tax rates were 16.8% and 29.0% for the nine months ended September 30, 2014 and 2013, respectively.
For the nine months ended September 30, 2014, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from the $3.8 million reapportionment benefit and the expiration of the statute of limitations that allowed us to release a portion of our aforementioned liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited as a result of the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.
For the nine months ended September 30, 2013, the difference between our effective rate and the 35% federal statutory rate resulted primarily from the expiration of the statute of limitations that allowed us to release a portion of our aforementioned liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited by the domestic production activity deduction and research and development tax credits, including $0.4 million related to 2012 activities but recorded upon the reinstatement of the lapsed research and development credit in the first quarter of 2013. These benefits were partially offset by state taxes.
Net income
As a result of the factors described above, our net income increased $5.6 million, or 29.3%, to $24.8 million in the nine months ended September 30, 2014 from $19.2 million for the same period in 2013.

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

	For the nine months ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$18,727	$5,082
Net cash used in investing activities	(45,782)	(2,478)
Net cash provided by financing activities	27,349	866
Effect of exchange rate changes on cash	(40)	11
Increase in cash and cash equivalents	$254	$3,481
Operating activities
Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation including related excess tax benefits, and deferred income taxes, offset by net cash invested in working capital.
In the nine months ended September 30, 2014, cash provided by operating activities was $18.7 million and consisted of net income of $24.8 million plus non-cash items totaling $3.7 million less changes in operating assets and liabilities and other adjustments totaling $9.8 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $7.1 million and stock-based compensation of $3.0 million, offset by a $3.3 million change in deferred taxes and an excess tax benefit from the exercise of stock options of $3.0 million. Cash invested in operating assets and liabilities is a result of increases in accounts receivable, inventory and prepaid expenses and other current assets of $5.3 million, $3.9 million, and $2.0 million, respectively, partially offset by an increase in income taxes payable of $2.8 million. Our working capital investment is driven by normal growth of our business. Additionally, the increase in prepaid expenses and other current assets resulted primarily from prepaid compensation expense related to amounts paid for Sport Truck and renewal payments made under our corporate insurance programs.
In the nine months ended September 30, 2013, cash provided by operating activities was $5.1 million. Net income of $19.2 million plus non-cash items totaling $7.5 million were offset by changes in operating assets and liabilities totaling $21.6 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $5.8 million, stock-based compensation of $1.7 million, and the write-off of unamortized costs from related party debt of $1.4 million, offset by a $1.2 million change in deferred taxes. Cash invested in operating assets and liabilities consisted primarily of increases in accounts receivable and inventory of $13.9 million and $12.1 million, respectively, partially offset by increases in accounts payable and accrued expenses of $2.6 million and $1.9 million, respectively.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the nine months ended September 30, 2014, cash used in investing activities was $45.8 million which consisted primarily of $40.8 million in cash consideration paid for the acquisition of Sport Truck. Additionally, we invested $3.7 million in property and equipment.
In the nine months ended September 30, 2013, cash used in investing activities was $2.5 million, which consisted of purchases of property and equipment.
Financing activities
Cash provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.

In the nine months ended September 30, 2014, net cash provided by financing activities was $27.3 million, which consisted primarily of proceeds from issuance of term debt of $49.7 million net of origination fees, partially offset by net repayments of $19.3 million and $8.0 million of term debt and revolving credit, respectively, all under the 2013 Amended and Restated Credit Facility. Additionally, $4.9 million was provided by the exercise of stock options.
In the nine months ended September 30, 2013, net cash provided by financing activities was $0.9 million, which consisted of net proceeds of $36.4 million from our August 2013 initial public offering and $23.7 million of net borrowings under our 2013 Credit Facility, offset by net repayment of $59.2 million in revolving and term debt under our related party credit facility which was terminated in conjunction with our initial public offering.

2013 Credit Facility Amended and Restated
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provides a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly principal payments, and extends the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the facility. In the nine months ended September 30, 2014, we made principal payments of $19.3 million on the term loan, including $18.0 million in advance of scheduled maturity. The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the agreement. We were in compliance with the covenants as of September 30, 2014.

Other Commitments
In connection with our acquisition of Sport Truck, we have agreed to pay up to $29.3 million in additional consideration through 2017, contingent upon the achievement of certain financial performance goals through 2016. See Note 13 - Acquisition and Note 9 - Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 11, 2014.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Our growth strategy involves the continuous development of innovative high-performance products. For instance, during 2013, we generated more than 70% of our sales from products that we introduced during the last three years. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the OEMs, which incorporate our products into their mountain bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition or results of operations.
Product development requires significant financial, technological and other resources. While we expended approximately $9.8 million, $9.7 million and $10.4 million for our research and development efforts in 2011, 2012 and 2013, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
During 2013, approximately 66% of our sales were generated from the sale of suspension products for high-end mountain bikes. Part of our success has been attributable to the growth in the high-end mountain bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced mountain bikes does not increase or declines, the number of mountain bike enthusiasts seeking such mountain bikes or premium priced suspension products for their mountain bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current mountain bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
A disruption in the operations of our manufacturing facilities, including any disruption in connection with moving a majority of the manufacturing of our mountain bike products to our new facility in Taiwan, could have a negative effect on our business, financial condition or results of operations.
During 2013, the sale of mountain bike suspension products accounted for approximately 66% of our sales. We are in the process of transitioning the majority of our mountain bike products manufacturing operations to our new facility in Taichung, Taiwan. We contemplate that this transition will continue through 2015, at which time we anticipate that the majority of the manufacturing of our mountain bike products will be completed in Taiwan. During our transition process, we will incur some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Also, the transition process could cause manufacturing problems and give rise to execution risks, including disruptions to employees, negative impact on employee morale and retention, delays in recognizing efficiencies or increased costs of manufacturing, and adverse impacts on our product quality and delivery times. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our main operations in California and our new Taiwan manufacturing facility. Should any of these problems occur, our business, financial condition or results of operations could be negatively affected.
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
We are heavily dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Larry L. Enterline. We do not have a “key person” life insurance policy on Mr. Enterline or any other key employees. We believe that the top eleven members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of the suspension products industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. Our inability to find suitable replacements for any of the members of our senior management team could negatively affect our business, financial condition or results of operations.
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
A relatively small number of customers account for a substantial portion of our sales. The loss of all or a substantial portion of our sales to any of these customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on us and our results of operations.
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 39%, 40% and 42% of our sales in 2011, 2012 and 2013, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations. For example, our fourth largest OEM customer based upon our sales in 2013 has notified us that it will temporarily suspend purchases of our products in the second half of 2014 due to a planned changeover in its product models. While we expect that an updated model incorporating our suspension products will eventually be re-launched there is no assurance when, or if, that will occur. A longer than anticipated loss of sales to this customer or any similar issues with our other OEM customers could negatively impact our business and results of operations.
Although we refer to the branded mountain bike OEMs that use our products throughout this document as “our customers,” “our OEM customers” or “our mountain bike OEM customers,” branded mountain bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our mountain bike OEM customers, it is the contract manufacturers that frequently place the purchase orders with us and are responsible for paying us (rather than the branded mountain bike OEMs). Giant is an OEM and contract manufacturer used by certain of our mountain bike OEM customers. Sales to Giant accounted for approximately 12%, 13% and 17% of our sales in 2011, 2012 and 2013, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.
Currency exchange rate fluctuations could result in decreased gross margins.
Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. We sell our products inside and outside of the United States in U.S. Dollars. As the majority of our expenses are also in U.S. Dollars, we are somewhat insulated from currency fluctuations. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations. Furthermore, as we transfer a majority of our manufacturing operations for our mountain bike products to our new facility in Taiwan, we anticipate that a growing percentage of our expenses will be denominated in the New Taiwan Dollar. Should the New Taiwan Dollar appreciate against the U.S. Dollar, this could have the effect of decreasing our gross margins.
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
Intellectual property is an important component of our business. As of June 5, 2014, we had 50 patents and had approximately 94 patents pending on file in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX, FOX RACING SHOX, and REDEFINE YOUR LIMITS, to be utilized with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations, could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two year period beginning on: (i) in the case of OEM sales, the date the mountain bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased mountain bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that we could experience higher than expected warranty costs if we become aware of an underperforming product. For example, in 2012 we increased our reserve and included additional costs of approximately $1.8 million to reflect the costs of repairing or replacing certain dampers in our suspension products and experienced other related costs of approximately $1.0 million. We may in the future encounter similar situations and be forced to make other adjustments to our warranty reserves or incur costs in excess of these reserves which could adversely affect our results of operations.
We may also be required to or voluntarily participate in recalls involving our products or components if any prove to be defective. For example, during calendar year 2013, we initiated a voluntary recall of certain model year 2013 32 and 34 Evolution Series suspension forks having 120 mm - 160 mm of travel with certain dampers manufactured by us between March 1, 2012 and November 30, 2012. In addition to the direct costs related to this or other recalls we may be forced to undertake in the future, such events could adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition and results of operations
An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.
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
Our Amended and Restated 2013 Credit Facility places operating restrictions on us and creates default risks.
We entered into a credit facility with a third-party lender in connection with our IPO, which we refer to as the 2013 Credit Facility. In connection with our purchase of the business of Sport Truck in March 2014, the 2013 Credit Facility was amended and restated and is referred to herein as the Amended and Restated 2013 Credit Facility. The Amended and Restated 2013 Credit Facility contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:

•	pay dividends or make distributions to our stockholders or redeem our stock;

•	incur additional indebtedness or permit additional encumbrances on our assets; and

•	make acquisitions or complete mergers or sales of assets, or engage in new businesses.
These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a material adverse effect on our business, financial condition or results of operations.
If we are unable to comply with the covenants contained in our Amended and Restated 2013 Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our credit facilities, which constitutes substantially all of our assets.

Our outstanding indebtedness under our secured credit facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.
In connection with our purchase of the business of Sport Truck in March 2014, we entered into the Amended and Restated 2013 Credit Facility, which provides a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. Borrowings under our Amended and Restated 2013 Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Amended and Restated 2013 Credit Facility will increase our interest expense.
As of March 31, 2014, we had $50.0 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $50.0 million of variable interest rate indebtedness that was outstanding as of March 31, 2014, a hypothetical 100 basis point increase or decrease in the interest rate on our variable rate debt would have resulted in an approximately $0.5 million change to our interest expense for fiscal 2013.

We are subject to certain risks in our manufacturing and in the testing of our products.
As of September 30, 2014, we employed approximately 915 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
We do not control our suppliers or OEMs or their labor, environmental or other practices. A violation of labor, environmental, intellectual property or other laws by our suppliers or OEMs, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or OEMs if these violations or failures were to occur. We do not inspect or audit compliance by our suppliers or OEMs with these laws or practices, and we do not require our suppliers or OEMs or licensees to comply with a formal code of conduct. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.
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
The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations for the rule begin May 31, 2014 and are required annually thereafter. As a new public company, we will be required to comply with the reporting obligations beginning with our fiscal year ended December 31, 2015. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.
The transition of a majority of the manufacturing of our mountain bike products to our new facility in Taiwan may negatively impact our brand image and consumer loyalty, which in turn could have a material adverse impact on our business and results of operations.
As we transition the majority of the manufacturing of our mountain bike products to our new facility in Taiwan, no assurances can be given that consumers may not be adversely influenced by the fact that such products will no longer be manufactured in the United States or that consumers and OEM customers may not otherwise perceive that the quality of our products is lowered as a result of the fact that they will be manufactured overseas. Such perceptions could adversely impact our business, financial condition or results of operations.
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
In the first quarter of 2014, we acquired certain assets of Sport Truck, a full service distributor of aftermarket suspension solutions, and, in the fourth quarter of 2013, we acquired certain assets of Toxoholics GmbH, our third party Germany-based distributor and service center. We intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earnouts we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
We have a significant contingent earnout liability relating to the acquisition of the business of Sport Truck, which may adversely affect our liquidity and financial condition and results of operations.
On March 31, 2014, we acquired the business of Sport Truck for approximately $40.9 million. Under the terms of the asset purchase agreement for the acquisition, we will be obligated to make additional earnout payments up to an aggregate of approximately $29.3 million if the EBITDA of the acquired business for the fiscal years ending December 31, 2014, 2015 and 2016 exceeds approximately $8.4 million, $10.8 million and $13.5 million, respectively, subject to a maximum amount of approximately $8.1 million, $9.9 million and $11.3 million for each respective year. As of March 31, 2013, we had accrued approximately $19.0 million for such potential earnout payments based on the application of the Black-Scholes model to management’s financial projections. If, in the future, management's estimation techniques indicate an increase to the earnout liability or if higher EBITDA (as defined in the acquisition agreement) for any period is actually achieved, we will need to accrue additional amounts. Such additional accrual could adversely impact our liquidity, financial condition and results of operations.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $20.75 and $14.33 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of May 31, 2014, we had 36,657,826 shares of common stock outstanding, 12,531,143 of which are freely tradable, without restriction, in the public market. As of May 31, 2014, 24,126,683 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which 36,657,826 shares were outstanding as of May 31, 2014. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-

on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business or our industry, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Our Sponsor and our directors and officers and insiders have substantial control over us and will be able to influence corporate matters.
Our Sponsor beneficially owns approximately 41.2% of our outstanding common stock, and our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 52.7% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, our Sponsor continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with our Sponsor. Our Sponsor may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as our Sponsor or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1 - 7/31	—	$—	—	—
8/1 - 8/31	44,150	$15.01	—	—
9/1 - 9/30	—	$—	—	—
Total	44,150	$15.01	—	—

(1) Represents shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
(2) On November 3, 2014, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding.

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
November 5, 2014		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.				X

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