Form 10-K
period 2014-12-31
FOX FACTORY HOLDING CORP
filed 2015-03-02
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $218,731,000. As of February 26, 2015, there were 37,112,512 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled "Risk Factors." These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Fox Factory Holding Corp.
FORM 10-K

PART I
ITEM 1. BUSINESS
Our company, Fox Factory Holding Corp., designs, engineers, manufactures and markets performance ride dynamics products for customers world-wide. Fox Factory Holding Corp. is the holding company of Fox Factory, Inc. As used herein, "Fox Factory," "FOX," the "Company," "we," "our," and similar terms refer to Fox Factory Holding Corp. and its subsidiaries, unless the context indicates otherwise. Our premium brand ride dynamics products, are used primarily on bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We define ride dynamics as the interplay between the rider, the vehicle and the terrain, and we offer unique solutions to improve performance and control. Some of our products are specifically designed and marketed to some of the leading action sports original equipment manufacturers ("OEMs"), while others are distributed directly to consumers through a global network of dealers and distributors.
Fox Factory, Inc., our operating subsidiary, was incorporated in California in 1978. Fox Factory Holding Corp was incorporated in Delaware on December 28, 2007. Compass Group Diversified Holdings LLC, ("Compass") purchased a controlling interest in us on January 4, 2008. As of December 31, 2014, Compass beneficially owned approximately 40.8% of our outstanding common stock.
In August 2013, we completed an initial public offering ("IPO") of our common stock. Our common stock is traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol "FOXF."
Description of our business
We are a designer, manufacturer and marketer of performance ride dynamics products used primarily on bicycles, Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We believe our products offer innovative design, performance, durability and reliability. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and a smoother ride while riding over rough terrain in varied environments. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes. We believe our products are generally sold at premium prices, which to us means manufacturer suggested retail sale prices that are generally in the upper quartile of their respective product categories.
We design our products for, and market our products to, some of the world’s leading action sports OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Scott, Specialized and Trek in bikes and BRP, Ford and Polaris in powered vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
For clarification, we are not affiliated with Fox Head, Inc., an action sports apparel company.
Recent developments
Asset Acquisition of Sport Truck, USA, Inc.
On March 31, 2014, through our wholly owned subsidiary, ST USA Holding Corp. ("ST USA"), we acquired certain assets and assumed certain liabilities of Sport Truck, USA, Inc. ("Sport Truck"), a full service, globally recognized distributor of aftermarket suspension solutions, some of which have historically incorporated our products. Sport Truck designs, markets, and distributes high quality lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products.
In connection with the acquisition, we paid cash of approximately $40.8 million. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of $29.3 million payable over the next three years, contingent upon the achievement of certain performance-based financial targets. See Item 1A, "Risk Factors" of Part I for a discussion of risks related to acquisitions.
Asset Acquisition of Race Face and Easton Cycling Businesses
On December 12, 2014, through various subsidiaries, we acquired certain assets and assumed certain liabilities of Race Face Performance Products, Inc. and Easton Cycling Canada Inc. (together "Race Face/Easton"). Race Face/Easton designs, manufactures, and distributes performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket.
In connection with the acquisition, we paid approximately $30.2 million. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of $16.9 million payable over the next two years, contingent upon the achievement of certain performance-based financial targets and continued employment. See Item 1A, "Risk Factors" of Part I for a discussion of risks related to acquisitions.
First Amendment to the Amended and Restated 2013 Credit Facility
In August 2013, we entered into a credit facility with Sun Trust Bank and other named lenders (the "2013 Credit Facility"). The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility (the "Amended and Restated 2013 Credit Facility") to provide for a secured term loan of $50.0 million (the "Term Loan"). On December 12, 2014, in connection with our asset purchase of Race Face/Easton, we amended the existing Amended and Restated 2013 Credit Facility (the "First Amendment"). The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019.
Secondary Offering
In July 2014, certain selling stockholders, including Compass, sold 5.75 million shares of our common stock at a price of $15.50 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold include 0.75 million shares, which were also sold by certain selling stockholders, in connection with the exercise of the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. The Company incurred approximately $0.5 million of expenses in connection with the offering during the year ended December 31, 2014.
Share Repurchase Program
On November 3, 2014, the Company’s Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common stock outstanding.  The shares may be repurchased in the open market or in privately negotiated transactions from time-to-time and in accordance with applicable laws, rules and regulations. At December 31, 2014, $39.4 million remained available for repurchases under this plan. The share repurchase program is expected to be executed, as market conditions allow, through its expiration on December 31, 2015. The Company intends to fund the share repurchase program from borrowings, cash on hand and cash flow from operations. The share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase any shares of its common stock.
Industry
We participate in the large global markets for bikes and powered vehicles used by recreational and professional users. Today, our products for powered vehicles are used primarily on Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
We focus on premium priced products within each of these categories, which we consider to be the high-end segment because of their higher retail sale prices, where we believe consumers have a preference for well-designed, performance-oriented equipment. We believe that ride dynamics products, which include suspension systems, as well as wheels, cranks, and other components, are critical to the performance of the bikes and powered vehicles in the product categories in which we focus and that technical features, component performance, product design, durability, reliability and brand recognition strongly influence the purchasing decisions of consumers. Over the past decade, there have been significant technological advances in materials and features that have increased product functionality and performance, allowing high-end suspension products to be adapted for use in additional end-markets and bike and powered vehicle categories.
We believe the high-end segments in which we participate are well positioned for growth due to several factors, including:

•	increasing average retail sales prices, which we believe are driven by differentiated and feature-rich products with advanced technologies;

•	continuing product cycle innovation, which we have observed often motivates consumers to upgrade and purchase new products for enhanced performance; and

•	increased sales opportunities for high-end bikes and powered vehicles in international markets.
As vehicles in our end-markets evolve and grow more capable, ride dynamics products and components have become, and we believe will continue to become, increasingly more important for improved performance and control. Additionally, we believe there are opportunities to continue to leverage our technical know-how in suspension products to provide solutions beyond our current end-markets.

Our competitive strengths
Broad offering of performance products across multiple consumer markets
Our ride dynamics products enhance vehicle performance across multiple consumer markets. Through the use of adjustable suspension, position sensitive damping, multiple air spring technologies, lightweight and rigid materials, and other technologies and methods, our products improve the performance and control of the vehicles used by our consumers. We believe our reputation for performance products is reinforced by the successful finishes in world class competitive events by athletes incorporating our products in their vehicles.
Premium brand with strong consumer loyalty
We believe that we have developed a reputation for performance products and that we own and license established trademarks, such as FOX, and FOX RACING SHOX, which are perceived as premium brands. As such, our ride dynamics products are generally sold at premium prices. We take great effort to maintain our brands in the eyes of consumers. For instance, our FOX logo is prominently displayed on our FOX branded products used on bikes and powered vehicles sold by our OEM customers, which helps further reinforce our brand image. We believe that our brands have achieved strong loyalty from our consumers. To support our brands, we introduce new products that we believe feature innovative technologies designed to improve vehicle performance and enhance our brand loyalty with consumers.
Track record of innovation and new product introductions
Innovation, including new product development, is a key component of our growth strategy. Due to our experience in suspension engineering and design in multiple markets and with a variety of vehicles, solutions we develop for use in one market can ultimately be deployed across multiple markets. For example, our success in the high-end ATV category led to the widespread adoption of our suspension technology in the Side-by-Side market. Our innovative product development and speed to market are supported by:

•
our racing culture, including on-site technical race support of professional athletes, which provides us with unique real-time insights as to the evolving ride dynamic needs of those participating in world-class events;

•
ongoing research and development through a team of full-time engineers and numerous other technicians and employees who spend at least part of their time testing and using our products and helping develop engineering-based solutions to enhance our product offerings;

•	feedback from professional athletes, race teams, enthusiasts and other consumers who use our products;

•	strategic and collaborative relationships with OEM customers, which furthers our ability to extend technologies and applications across end-markets; and

•	our integrated manufacturing facilities and performance testing center, which allow us to quickly move from concept to product.
 Over the last three years, we have developed multiple new products, such as the:

•
36 Factory RC2, which reduces overall fork weight, provides external adjustability with the new RC2 damper, and introduces a new self adjusting negative chamber air spring for quieter operation and ease of adjustment;

•	Float X Evol, which allows the rider to tune the spring characteristics of the shock via an air pump without having to remove the shock;

•
Podium Internal Bypass, introduced into the UTV market, which through its internal bypass technology, allows the vehicle to be plush on small bumps and deliver excellent chassis control while providing progressive bottoming resistance with each increment of travel used; and

•
Float iCD, which provides riders the ability to adjust modes for different skills, terrains and activity levels on mountain bikes, resulting in increased utilization of the modes and an overall more efficient ride dynamics experience.

Strategic brand for OEMs, dealers and distributors
Through our strategic relationships, we are often sought out by our OEM customers and work closely with them to develop and design new products and product enhancements. We believe our collaborative approach and product development processes strengthen our relationships with our OEM customers. We believe consumers value our branded products when selecting performance bikes and powered vehicles, and as a result, OEMs purchase and incorporate our products in their bikes and powered vehicles in order to increase the sales of their premium priced products. In addition, we believe the inclusion of our products on high-end bikes and powered vehicles reinforces our premium brand image which helps to drive our sales in the aftermarket channel where dealers and distributors sell our products to consumers.

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
Our strategy
Our goal is to expand our leadership position as a designer, manufacturer and marketer of performance products designed to enhance ride dynamics. We intend to focus on the following key strategies in pursuit of this goal:
Continue to develop new and innovative products in current end-markets
We intend to continue to develop and introduce new and innovative products in our current end-markets to improve ride dynamics for our consumers. For example, our patented position-sensitive damping systems provide terrain optimized ride characteristics across many of our product lines. We believe that performance and control are important to a large portion of our consumer base, and that our frequent introduction of products with innovative and improved technologies increases both OEM and aftermarket demand as consumers seek out products for their vehicles that can deliver these characteristics. We also believe evolving market trends, such as changing bike wheel sizes and increasing adoption rates of Side-by-Side vehicles, should increase demand for vehicles in our end-markets, which, in turn, should increase demand for our suspension products.
Leverage technology and brand to expand into new categories and end-markets
We believe that we have developed a reputation as a leader in ride dynamics, and that our reputation combined with our ability to improve the performance of vehicles by incorporating performance suspension products and other components, results in us frequently being approached by OEM product development teams, athletes and others looking to improve the performance of their vehicles, including in end-markets in which we have not previously offered products. We believe that our ride dynamics technologies have applications in end-markets in which we do not currently participate in a meaningful way, and we intend to selectively develop products for and forge relationships with customers in additional markets. These markets may include military, recreational vehicles (RVs), on-road motorcycles, commercial trucks and "performance street" cars.
Opportunistically expand our ride dynamics platform through acquisitions

In fiscal year 2014, we completed two acquisitions, which we believe enhance our business and strategically expand our product offerings. In the first quarter of 2014, we acquired the business of Sport Truck, a full service distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. A lift kit solution is an aftermarket vehicle modification that lifts either the suspension or the body of a vehicle to raise the ride height of the vehicle. Lift kits are commonly installed to allow for the installation of larger tires and new suspension systems. In December of 2014, we acquired the businesses of Race Face/Easton. Race Face/ Easton designs, manufactures, and distributes performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket and is known for its unique carbon technology.
Our business development group is responsible for identifying and assessing inorganic and organic potential growth opportunities of our ride dynamics platform. Specifically, our business development group: (i) identifies and assesses potential acquisition opportunities; (ii) aids the business in analyzing growth alternatives; and (iii) manages critical projects and programs as determined by senior management.
Increase our aftermarket penetration
We currently have a broad aftermarket distribution network of more than 3,000 retail dealers and distributors worldwide. We intend to further penetrate the aftermarket channel by selectively adding dealers and distributors in certain geographic markets, increasing our internal sales force and strategically expanding aftermarket-specific products and services to existing vehicle platforms.
Accelerate international growth
While a significant percentage of our current sales are to OEMs and dealers and distributors located outside the United States, we believe international expansion represents a significant opportunity for us and we intend to selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium, performance bikes and powered vehicles, should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the X Games, is contributing to growing international participation in activities in which our products are used. We intend to leverage the recognition of our brands to capitalize on these trends by increasing our sales to both OEMs and dealers and distributors globally, particularly in markets where we perceive significant opportunities. Our areas of greatest interest include Asia-Pacific (particularly China, South Korea and Australia) and South America (particularly Brazil, Argentina and Chile).
Improve operating and supply chain efficiencies
We intend to improve operating margins by enhancing our design and production processes to increase efficiencies, reducing new product time to market and lowering production costs. During 2014, we continued the process of moving a majority of the manufacturing of our bike suspension component products to Taiwan. We manufactured approximately 44% of our complete suspension forks at our Taiwan bike suspension component facility in 2014, as well as a significant amount of our subassemblies and other components. We expect to complete the process of transitioning our bike suspension component manufacturing to our Taiwan facility in 2015. We believe this transition, once completed, will shorten production lead times to our bike OEM customers, improve supply chain efficiencies and reduce manufacturing costs.
Seasonality
Our business is seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2014 represented 18% and 29% of our total sales for the year, respectively. We believe this seasonality is due to the delivery of new products, including our suspension products related to the new mountain bike season, during the late spring each year.
Competition
The markets for ride dynamics products, including suspension components, wheels, and cranks, are highly competitive. We compete with other companies that produce products for sale to OEMs, dealers and distributors, as well as with OEMs which produce their own line of products for their own use. Some of our competitors may have greater financial, research and development or marketing resources than we do. Competition in the high-end segment of the ride dynamics market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, we believe the performance of our products helps justify our premium pricing. Within our markets, we compete with several large companies and numerous small manufacturers that provide branded and unbranded products across all of our product lines. These competitors can be divided into the following categories:
Bikes
Within the market for bike suspension components, we compete with several companies that manufacture front and rear suspension products, including RockShox (a subsidiary of SRAM Corporation), X-Fusion Shox (a wholly-owned subsidiary of A-Pro), Manitou (a subsidiary of HB Performance Systems), SR Suntour, DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Marzocchi (Tenneco), Cane Creek Cycling, DVO Suspension, Bos-Mountain Bike Suspensions and Öhlins Racing AB. In the market for other bike ride dynamics components, we competes with SRAM, Truvativ and Zipp (all subsidiaries of SRAM Corporation), DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Mavic (a subsidiary of Amer Sports Corporation) and Shimano.
Powered vehicles
Within the market for powered vehicle suspension components, we compete with several companies in different submarkets. We believe a significant competitor for suspension components in the snowmobile market is KYB (Kayaba Industry Co., Ltd.). Other suppliers of suspension components for snowmobiles include Öhlins Racing AB, Walker Evans Racing, Works Performance Products, Inc. and Penske Racing Shocks / Custom Axis, Inc. In the ATV and Side-by-Side markets, outside of captive OEM suppliers, we compete with ZF Sachs (ZF Friedrichshafen AG) and Walker Evans Racing for OEM business and Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc. for aftermarket business. In the market for off-road and specialty vehicle suspension components, we believe our two biggest competitors are ThyssenKrupp Bilstein Suspension GmbH (commonly known as Bilstein) and King Shock Technology, Inc. (commonly known as King Shock). Other competitors include Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension and Rancho (Tenneco). In the market for suspension systems, or lift kits, we compete with TransAmerican Wholesale /Pro Comp USA, Rough Country Suspension Systems, TeraFlex, ReadyLIFT Suspension, Tuff Country EZ-Ride Suspension, and Rusty’s Off-Road.
Our products
We design and manufacture ride dynamics products that dissipate the energy and force generated by bikes and powered vehicles while they are in motion. A suspension product allows wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position sensitive damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance.

We use high-grade materials in our products and have developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high performance levels and customer satisfaction.
Bikes
As a result of our acquisition of Race Face/Easton, our bike product offerings have expanded and now are used on both performance mountain bikes and road bikes. Primarily for the mountain bike market, we offer upper mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike products are sold in three series: (i) our Evolution series, designed for demanding, yet value-minded, enthusiasts; (ii) our Performance series, designed for experienced enthusiasts and expert riders; and (iii) our Factory series, which is designed for maximum performance at a professional level.
We also offer mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, utilizing our carbon technology.
Powered vehicles
In our powered vehicle product category, we offer high-end suspension products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. Products for these vehicles are designed for trail riding, racing and performance. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our suspension component products in the powered vehicle category range from two inch aluminum bolt-on shocks to our patented position sensitive internal bypass shocks. We also offer suspension systems, or lift kits, containing our suspension components, for use in trucks.
Product development
We are committed to the development and introduction of technologically advanced products that feature innovative designs and high-quality materials. We strive to maintain our product leadership through the introduction of new and innovative products and enhancements and refinements to our existing products.
Research and development
Research and development is at the core of our product innovation and market leadership strategy. We have a growing team of engineers and technicians focused on designing innovative products and testing and developing engineering-based solutions to enhance our product offerings. In addition, a large number of our other employees, many of whom use our products in their recreational activities, contribute to our research and development and product innovation initiatives. Their involvement in the development of new products ranges from participating in initial brainstorming sessions to ride testing products in development. Product development also includes collaborating with OEM customers across end-markets, field testing by professional athletes and sponsored race teams and working with enthusiasts and other users of our products. This feedback helps us to develop innovative products which meet our demanding standards as well as the evolving needs of professional and recreational end users and to quickly commercialize these products.
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. The research and development portion of our total engineering costs totaled approximately $13.6 million, $10.4 million and $9.7 million in 2014, 2013 and 2012, respectively.
Intellectual property
Intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect our intellectual property rights.
Our in-house counsel and external intellectual property resources diligently protect our new technologies with patents and trademarks and defend against patent infringement allegations. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Our principal intellectual property also includes our registered trademarks in the U.S. and a number of international jurisdictions, including the marks FOX®, FOX RACING SHOX® , RACE FACE®and REDEFINE YOUR LIMITS®. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trademark or trade secret is critical to the success of our business as a whole. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantages or will not be challenged by third parties.

In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, OEMs, distributors and others.
Customers
Our OEM customers include market leaders in their respective categories, and help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to more than 150 OEMs and distribute our products to more than 3,000 retail dealers and distributors worldwide. In 2014, 69% of our sales resulted from sales to OEM customers and 31% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profit or termination of contracts or subcontracts at the election of the US government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 47%, 57% and 56% of our sales in 2014, 2013 and 2012, respectively. The decrease in the sales to the top 10 OEM customers in 2014 as compared prior years is primarily attributable to our acquisition of Sport Truck in 2014 which has further diversified our customer base.
Although we refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers," branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, it is the contract manufacturer that may place the purchase order and therefore assumes the responsible for paying us. Giant Bicycles, or Giant, is a branded bike OEM and a contract manufacturer used by certain of our bike OEM customers. Sales to Giant accounted for approximately 14%, 17% and 13% of our sales in 2014, 2013 and 2012, respectively.
Our domestic sales totaled $128.3 million, $96.1 million and $84.3 million, or 42%, 35% and 36% of our total sales in 2014, 2013 and 2012, respectively. Our international sales totaled $178.4 million, $176.6 million and $151.6 million or 58%, 65% and 64% of our total sales in 2014, 2013 and 2012, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. Additional information about our product segments and certain geographical information is available in Note 14 - Segments and Geographic Areas, of the notes to consolidated financial statements.
Additional information regarding our sales, income, and total assets is available in Item 6. "Selected Financial Information."
Bikes
We sell our bike suspension products and other components to more than 150 domestic and international bike OEMs, including Giant, Scott, and Specialized. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
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
Our product offerings currently target performance suspension products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. We also offer suspension systems, or lift kits, for trucks.
Sales and marketing
We employ specialized and dedicated sales professionals. Each sales professional is fully committed to servicing either OEM or aftermarket customers within our product categories, which ensures that our customers are in contact with capable and knowledgeable sales professionals to address their specific needs. We strongly believe that providing a high level of service to our end customers is essential to maintaining our reputational excellence in the marketplace. Our sales professionals receive training on the brands' latest products and technologies and attend trade shows to increase their market knowledge.

Our marketing strategy focuses on strengthening and promoting our brands in the marketplace. We strategically focus our marketing efforts on enthusiasts seeking high-end ride dynamics systems through promotions at destination riding locations and individual and team sponsorships. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We also believe these successes positively influence the purchasing habits of enthusiasts and other consumers seeking performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers and enables our products to be sold at premium price points. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the suspension products industry and to continue to provide high quality products and services. We have also been able to develop long-term strategic relationships with leading OEMs. Our reputation for performance suspension products plays a critical role in our aftermarket sales to consumers.
In addition to our website and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including a Facebook page, a YouTube channel, a Vimeo page and Twitter feed to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group work to ensure brand cohesion and consistency.
Manufacturing and backlog
We manufacture and complete final assembly on the majority of our products. By controlling the manufacturing process of our products, we are able to maintain our strict quality standards, customize our machines and processes for the specific requirements of our products, and quickly respond to feedback we receive on our products in development and otherwise. Furthermore, manufacturing our own products enables us to adjust our labor and production inputs to meet seasonal demands and the customized requirements of some of our customers.
We are in the process of transitioning the majority of our bike suspension component manufacturing operations to our facility in Taichung, Taiwan, with the final completion of the transition scheduled for 2015. In connection with our transition, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. During the transition period, we are manufacturing bike suspension components at both our facility in Watsonville, California and in Taichung, Taiwan, thereby providing us with dual manufacturing facilities and reducing the risk of interruptions. In addition, during the transition period, we are training certain of our Taichung employees at our Watsonville facility as a way to help us maintain our quality controls. We believe that the orderly transition of the majority of our bike suspension component manufacturing operations from California to our Taiwan facility should enable us to maintain our strict quality control standards, meet product demand requirements and relocate the majority of the manufacturing of our products for bikes to a location that is geographically close to a number of our bike OEMs, many of which are located in Taiwan. We estimate that our sales to bike OEMs located in Taiwan represented approximately 51% of our total sales to mountain bike OEMs in the year ended December 31, 2014.
Once the transition of the majority of our bike suspension component manufacturing operations is complete, we anticipate converting the Watsonville facility primarily to the manufacturing of powered vehicle suspension products. We believe that this conversion process will help us to increase our manufacturing capacity for our powered vehicle products, which should help us to reduce our lead time to our powered vehicle OEMs.
In February 2015, we announced plans to expand our El Cajon, California facility to create an Automotive Ride Dynamics Center of Excellence. Our plans include developing an ISO9001 certified campus to support our current military and automotive business by producing direct bolt-on suspension upgrades for on-road trucks with off-road capabilities. We also expect that the expanded El Cajon campus will enable us to efficiently support future growth and demand.
We had approximately $23.9 million and $22.4 million in firm backlog orders at December 31, 2014 and 2013, respectively. The increase in 2014 backlog, as compared to 2013, was due to normal growth in the business and acquisitions.
Suppliers
The primary raw materials used in the production of our products are aluminum, magnesium, carbon and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. Prices for our raw materials fluctuate from time to time, but historically, price fluctuations have not had a material impact on our business.
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

Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, which we entered into in 2009, or the Kashima Agreement, we have been granted the exclusive right to use the trademark "KASHIMACOAT" on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to a minimum model year order and certain other exclusions. The Kashima Agreement does not contain minimum purchase obligations.
Facilities
The following sets forth our principal facilities as of December 31, 2014. All of our principal facilities are leased except for the facilities located in Michigan.

Location	Principal uses	Approximate sq. footage
Scotts Valley, California	Corporate headquarters, sales, research and development	51,236

Scotts Valley, California	Manufacturing	65,300

Watsonville, California	Manufacturing and service	86,000

Watsonville, California	Distribution and warehousing	151,947

Coldwater, Michigan	Manufacturing, sales and distribution	78,000

Coldwater, Michigan	Research and development	16,350

El Cajon, California	Manufacturing, sales, service and research and development	30,152

Taichung, Taiwan	Manufacturing and sales	28,000

Taichung, Taiwan	Manufacturing and sales	14,229

Taichung, Taiwan	Manufacturing and sales	36,784

Rodalben, Germany	Distribution and service	10,592

Baxter, Minnesota	Sales and service	9,333

Burnaby, British Columbia, Canada	Manufacturing, sales, research and development	10,403

Employees
As of December 31, 2014, we had approximately 1,000 full-time employees in the United States, Canada, Europe and Taiwan. We also use part-time employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Practices related to working capital items
The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding our business. Information about the Company’s working capital is incorporated herein by reference to "Management’s Discussion and Analysis of Financial Condition" and "Results of Operations" in Part II, Item 7 and the "Consolidated Statement of Cash Flows" in Part II, Item 8 of this Form 10-K.
Government regulation
Environmental
Our manufacturing operations, facilities and properties in the United States, Canada and Taiwan are subject to evolving foreign, international, federal, state and local environmental and occupational health and safety laws and regulations, including those governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. If we fail to comply with such laws and regulations, we could be subject to significant fines, penalties, costs, liabilities or restrictions on operations, which could negatively affect our financial condition.
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

Employment
We are subject to numerous foreign, federal, state and local government laws and regulations governing our relationships with our employees, including those relating to minimum wage, overtime, working conditions, hiring and firing, non-discrimination, work permits and employee benefits. We believe that our operations are conducted in compliance, in all material respects, with such laws and regulations. We have never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.
Consumer safety
We are subject to the jurisdiction of the United States Consumer Product Safety Commission, or the CPSC, and other federal, state and foreign regulatory bodies including the National Highway Traffic Safety Administration, who enforces the Federal Motor Vehicle Safety Standards. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. During the past three years, we initiated one voluntary product recall. For additional information, see "Risk factors."
Legal proceedings
From time to time we are involved in legal proceedings incidental to our business, in particular intellectual property related disputes, product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. In connection with the Financial Accounting Standard Board ("FASB") Accounting Standard Codification ("ASC") 450, Contingencies, we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. We believe that the outcome of any such pending matters, either individually or in the aggregate, will not have a material impact on our business or financial condition.
Government contracts
No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Financial information about segments and geographic Areas
We operate in one reportable segment, performance ride dynamics products. Additional information about our product segment and certain geographic information is available in Note 14 - Segments and Geographic Areas of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.
Corporate and available information
Our principal executive offices are located at 915 Disc Drive, Scotts Valley, CA 95066, and our telephone number is (831) 274-6500. Our website address is www.ridefox.com.
We file reports with the U.S. Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Our growth strategy involves the continuous development of innovative performance products. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the OEMs, which incorporate our products into their bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition or results of operations.
Product development requires significant financial, technological and other resources. While we expended approximately $13.6 million, $10.4 million and $9.7 million for our research and development efforts in 2014, 2013 and 2012, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
The ride dynamics industry is highly competitive. We compete with a number of other manufacturers that produce and sell ride dynamics products to OEMs and aftermarket dealers and distributors, including OEMs that produce their own lines of products for their own use. Our continued success depends on our ability to continue to compete effectively against our competitors, some of which have significantly greater financial, marketing and other resources than we have. Also, several of our competitors offer broader product lines to OEMs, which they may sell in connection with suspension products as part of a package offering. In the future, our competitors may be able to maintain and grow brand strength and market share more effectively or quickly than we do by anticipating the course of market developments more accurately than we do, developing products that are superior to our products, creating manufacturing or distribution capabilities that are superior to ours, producing similar products at a lower cost than we can or adapting more quickly than we do to new technologies or evolving regulatory, industry or customer requirements, among other possibilities. In addition, we may encounter increased competition if our current competitors broaden their product offerings by beginning to produce additional types of ride dynamics products or through competitor consolidations. We could also face competition from well-capitalized entrants into the performance suspension and ride dynamics product market, as well as aggressive pricing tactics by other manufacturers trying to gain market share. As a result, our products may not be able to compete successfully with our competitors’ products, which could negatively affect our business, financial condition or results of operations.

Our business is sensitive to economic conditions that impact consumer spending. Our suspension and ride dynamics products, and the bike and powered vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.
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
Our products are selected by both OEMs and dealers and distributors in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefits from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the suspension and ride dynamics products industry and continue to provide high quality products and services. Also, we will need to continue to invest in sponsorships, marketing and public relations.
There can be no assurance, however, that we will be able to maintain or enhance the strength of our brands in the future. Our brands could be adversely impacted by, among other things:
•failure to develop new products that are innovative, performance and reliable;
•internal product quality control issues;
•product quality issues on the bikes and powered vehicles on which our products are installed;
•product recalls;
•high profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);
•negative publicity regarding our sponsored athletes;
•high profile injury or death to one of our sponsored athletes;
•inconsistent uses of our brand and our other intellectual property assets, as well as failure to protect our intellectual property; and
•changes in consumer trends and perceptions.
Any adverse impact on our brand could in turn negatively affect our business, financial condition or results of operations.
A significant portion of our sales are highly dependent on the demand for high-end bikes and their suspension components and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2014, approximately 58% of our sales were generated from the sale of suspension products for high-end bikes. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
Our growth in the powered vehicle category is dependent upon our continued ability to expand our product sales into powered vehicles that require performance suspension and the continued expansion of the market for these powered vehicles.
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance suspension products. Such market growth includes the creation of new classes of vehicles that need our products, such as Side-by-Sides, and our ability to create products for these vehicles. In the event these markets stopped expanding or contracted, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
A disruption in the operations of our manufacturing facilities, including any disruption in connection with moving a majority of the manufacturing of our bike suspension component products to our facility in Taiwan, could have a negative effect on our business, financial condition or results of operations.
We are in the process of transitioning the majority of our bike suspension component product manufacturing operations to our bike suspension component facility in Taichung, Taiwan. We contemplate that this transition will continue through 2015, at which time we anticipate that the majority of the manufacturing of our bike suspension component products will be completed in Taiwan. During our transition process, we will incur some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Also, the transition process could cause manufacturing problems and give rise to execution risks, including disruptions to employees, negative impact on employee morale and retention, delays in recognizing efficiencies or increased costs of manufacturing, and adverse impacts on our product quality and delivery times. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our main operations in California and our Taiwan manufacturing facilities.
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
Work stoppages or other disruptions at seaports could adversely affect our operating results.
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Freight arriving at West Coast ports must be offloaded from ships by longshoremen, none of whom are our employees. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns which may occur as was recently experienced on the weekend of February 7-8, 2015, where West Coast ports were shut down as a result of a labor dispute. The ongoing labor dispute then led to an additional port shutdown for four days between February 12, 2015 and February 16, 2015. While the West Coast ports labor dispute recently ended with a five year agreement, it lasted longer than we forecasted. We expect that a backlog of shipments will exist for some period of time as a result of the dispute, and any similarly occurring labor dispute, which could potentially have a negative effect on both our current period and future period operating results.
Our business depends substantially on the continuing efforts of our senior management, and our business may be severely disrupted if we lose their services.
We are heavily dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Larry L. Enterline. We do not have a "key person" life insurance policy on Mr. Enterline or any other key employees. We believe that the top twelve members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of the suspension products industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. Our inability to find suitable replacements for any of the members of our senior management team could negatively affect our business, financial condition or results of operations.

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
We grew our sales from approximately $272.7 million in 2013 to approximately $306.7 million in 2014. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative suspension and ride dynamics products, consumer acceptance of our products, competitive conditions in the marketplace, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
The professional athletes and race teams who use our products are an important aspect of the image of our brands. The loss of the support of professional athletes for our products or the inability to attract new professional athletes may harm our business.
If our products are not used by current or future professional athletes and race teams, our brands could lose value and our sales could decline. While our sponsorship agreements typically restrict our sponsored athletes and race teams from promoting, endorsing or using competitors’ products that compete directly within our product categories during the term of the sponsorship agreements, we do not typically have long-term contracts with any of the athletes or race teams whom we sponsor.
If we are unable to maintain our current relationships with these professional athletes and race teams, if these professional athletes and race teams are no longer popular, if our sponsored athletes and race teams fail to have success or if we are unable to continue to attract the endorsement of new professional athletes and race teams in the future, the value of our brands and our sales could decline.
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
We are a supplier in the high-end bike and powered vehicles markets, and our business is dependent in large part on the orders we receive from our OEM customers and from their success.
As a supplier to OEM customers, we are dependent in large part on the success of the business of our OEM customers. Model year changes by our OEM customers may adversely impact our sales or cause our sales to vary from quarter to quarter. In addition, losses in market share individually or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products which incorporate our products could negatively impact our business, financial condition or results of operations. For example, if our bike producing OEM customers reduce production of their high-end bikes, their orders to us for our products would in turn be reduced, which could negatively affect our business, financial condition or results of operations.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 34%, 42% and 40% of our sales in 2014, 2013 and 2012, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
We refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers,". Branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, it is the contract manufacturers that frequently place the purchase orders with us and are responsible for paying us (rather than the branded bike OEMs). Giant is an OEM and contract manufacturer used by certain of our bike OEM customers. Sales to Giant accounted for approximately 14%, 17% and 13% of our sales in 2014, 2013 and 2012, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.
Currency exchange rate fluctuations could impact gross margins and expenses, in particular, potential acquisition related expenses related to the Race Face/Easton acquisition.
Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. We sell our products inside and outside of the United States primarily in U.S. Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations. With a majority of our manufacturing operations for our bike products occurring in Taiwan, a percentage of our sales and expenses are denominated in the New Taiwan Dollar. Should the New Taiwan Dollar appreciate against the U.S. Dollar, this could have the effect of decreasing our sales, increasing our expenses, and decreasing our profitability.
Additionally, with the acquisition of Race Face/Easton, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian dollars. The acquisition also included approximately $16.9 million of earn-out compensation contingently payable, denominated in Canadian Dollars. Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.
Our international operations are exposed to risks associated with conducting business globally.
As a result of our international presence, we are exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include:
•difficulty in transporting materials internationally, including labor disputes at West Coast ports, which handle a large amount of our products;
•increased difficulty in protecting our intellectual property rights and trade secrets;
•changes in tax laws and the interpretation of those laws;
•exposure to local economic conditions;
•unexpected government action or changes in legal or regulatory requirements;
•geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war and other political uncertainty;
•changes in tariffs, quotas, trade barriers and other similar restrictions on sales;
•the effects of any anti-American sentiments on our brands or sales of our products;

•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce;
•increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations; and
•increased difficulty in staffing and managing foreign operations or international sales.
An adverse change in any of these conditions could have a negative effect upon our business, financial condition or results of operations.
Our sales could be adversely impacted by the disruption or cessation of sales by other bike component manufacturers or if other bike component manufacturers enter into the specialty bike component market.
Most of the bikes incorporating our suspension products also utilize products and components manufactured by other bike component manufacturers. If such component manufacturers were to cease selling their products and components on a stand-alone basis, their sales are disrupted, or their competitive market position or reputation is diminished, customers could migrate to competitors that sell complementary bike products which we do not sell. Moreover, such bike component manufacturers could begin manufacturing bike suspension products, wheels, or cranks, or bundle their bike components with suspension products, wheels or cranks manufactured by competitors. If any of the foregoing were to occur, our sales could decrease and our business, financial condition or results of operations could suffer.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX® , RACE FACE®and REDEFINE YOUR LIMITS®, to be utilized with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations, could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.

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
We plan our manufacturing capacity based upon the forecasted demand for our products. In the OEM channel, our forecasts are based in large part on the number of our product specifications for new bikes and powered vehicles and on projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. If we incorrectly forecast demand we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs and additional overtime, all of which in turn adversely impact our cost of sales and our gross margin. Economic weakness and uncertainty in the United States, Europe and other countries may make accurate forecasting particularly challenging.
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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that we could experience higher than expected warranty costs if we become aware of an underperforming product. For example, in 2012 we increased our reserve and included additional costs of approximately $1.8 million to reflect the costs of repairing or replacing certain dampers in our suspension products and experienced other related costs of approximately $1.0 million. We may in the future encounter similar situations and be forced to make other adjustments to our warranty reserves or incur costs in excess of these reserves which could adversely affect our results of operations.
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
The Amended and Restated 2013 Credit Facility contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:
•pay dividends or make distributions to our stockholders or redeem our stock;
•incur additional indebtedness or permit additional encumbrances on our assets; and

•make acquisitions or complete mergers or sales of assets, or engage in new businesses.
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
In connection with our purchase of the business of Sport Truck in March 2014, we entered into the Amended and Restated 2013 Credit Facility, which provided a maturing secured Term Loan in the principal amount of $50.0 million. On December 12, 2014, the Company entered into the First Amendment to the Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated Credit Facility through December 12, 2019. Borrowings under our Amended and Restated 2013 Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Amended and Restated 2013 Credit Facility will increase our interest expense.
As of December 31, 2014, we had $50.0 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $50.0 million of variable interest rate indebtedness that was outstanding as of December 31, 2014, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.5 million change to our interest expense for the year ended December 31, 2014.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of December 31, 2014, we employed approximately 1,000 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Moreover, certain of our customer contracts require us to comply with the standards of voluntary standard-setting organizations, such as the United States Consumer Product Safety Commission, the National Highway Safety Administration, and European Committee for Standardization (CEN). Failure to comply with the voluntary requirements of such organizations could result in the loss of certain customer contracts, which could have an adverse effect on our business, financial condition or results of operations.

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
The products in our powered vehicles line are used in vehicles which are subject to numerous federal, state, local, foreign and international laws and regulations relating to noise and air-pollution. Powered vehicles, and even bikes, have become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and Side-by-Side riding is not allowed in Zion National Park, among many other national and state parks. In addition, recreational snowmobiling has been restricted in some national parks and federal lands in Canada, the United States and other countries. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease and our business, financial condition or results of operations could suffer.
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
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those which are "single-source" suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input or an equivalent substitute. We do not maintain long term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. If we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the United States or in Taiwan, our business, financial condition and results of operations could be materially and adversely impacted.
In addition, we purchase various raw materials in order to manufacture our products. The main commodity items purchased for production include aluminum, magnesium, steel and carbon. Historically, price fluctuations for these components and raw materials have not had a material impact on our business. In the future, however, if we experience material increases in the price of components or raw materials and are unable to pass on those increases to our customers, or there are shortages in the availability of such component parts or raw materials, it could negatively affect our business, financial condition or results of operations.
In addition to our various single-source suppliers, we also rely on one "sole-source" supplier, Miyaki Corporation, or Miyaki. We define a sole-source supplier as a supplier of a raw material or input for which there is no other supplier of the same product or an equivalent substitute. Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, we have been granted the exclusive right to use the trademark "KASHIMACOAT" on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to certain exclusions. Although we believe we could obtain other coatings of comparable utility from other sources if necessary, we could no longer obtain this specific Kashima coating or use the trademark "KASHIMACOAT" if Miyaki were to stop supplying us with this coating. The need to replace the Kashima coating could temporarily disrupt our business and harm our business, financial condition or results of operations.
New regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.
The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations for the rule started on May 31, 2014 and are required annually thereafter. As a new public company, we will be required to comply with the reporting obligations beginning with our fiscal year ended December 31, 2015. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.
The transition of a majority of the manufacturing of our bike suspension component products to our facility in Taiwan may negatively impact our brand image and consumer loyalty, which in turn could have a material adverse impact on our business and results of operations.
As we transition the majority of the manufacturing of our bike suspension component products to our facility in Taiwan, no assurances can be given that consumers may not be adversely influenced by the fact that such products will no longer be manufactured in the United States or that consumers and OEM customers may not otherwise perceive that the quality of our products is lowered as a result of the fact that they will be manufactured overseas. Such perceptions could adversely impact our business, financial condition or results of operations.

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
All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from, among other things:
•earthquake, fire, flood, hurricane and other natural disasters;
•power loss, computer systems failure, internet and telecommunications or data network failure; and
•hackers, computer viruses, software bugs or glitches.
Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our operations, reduce our efficiency, delay our fulfillment of customer orders or require significant unanticipated expenditures to correct, and thereby have a negative effect on our business, financial condition or results of operations.
We could be negatively impacted by cybersecurity attacks.
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber attacks, including cyber attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
Our operations may be impaired if our information technology systems fail to perform adequately or if they are the subject of a data breach or cyber attack.
Information technology systems are critically important to operating our business. We rely on information technology systems to manage business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of any of the information technology systems to perform as anticipated could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, which could materially adversely affect our financial condition, business and results of operations.
We have grown and may continue to grow in the future through acquisitions. Growth by acquisitions involves risks and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
In 2014 we acquired certain assets of Sport Truck, a full service distributor of aftermarket suspension solutions and certain assets of Race Face/Easton, a designer, manufacturer, and distributor of performance mountain and road bike wheels, cranks, and other performance cycling components. We intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.

We have significant earn-out payment obligations relating to the acquisitions of the businesses of Sport Truck and Race Face/Easton, which may adversely affect our liquidity and financial condition and results of operations.
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million. Under the terms of the asset purchase agreement for the acquisition, we will be obligated to make additional earn-out payments up to an aggregate of approximately $29.3 million if the EBITDA of the acquired business for the years ending December 31, 2014, 2015 and 2016 exceeds approximately $8.4 million, $10.8 million and $13.5 million, respectively, subject to a maximum payment of approximately $8.1 million, $9.9 million and $11.3 million for each respective year. In accounting for the acquisition of Sport Truck, we established a contingent consideration liability of $19.0 million. As of December 31, 2014, the recorded fair value contingent consideration liability was $21.3 million, based on the application of the Black-Scholes model to management’s financial projections.
If, in the future, management's estimation techniques indicate an increase to the contingent consideration liability or if higher EBITDA (as defined in the acquisition agreement) for any period is actually achieved, we will need to accrue and pay additional amounts. Such additional accrual along with the payment of the contingent consideration could adversely impact our liquidity, financial condition and results of operations.
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $30.2 million. The terms of the asset purchase agreement include a potential earn-out opportunity of up to a maximum of $16.9 million, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We will recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and the payment of amounts due could adversely impact our liquidity, financial condition and results of operations.
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
We have experienced, and expect to continue to experience, substantial quarterly variations in our sales and net income. Our quarterly results of operations fluctuate, in some cases significantly, as a result of a variety of other factors, including, among other things:
•the timing of new product releases or other significant announcements by us or our competitors;
•new advertising initiatives;
•fluctuations in raw materials and component costs; and
•changes in our practices with respect to building inventory.
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
Our beliefs regarding the future growth of the performance suspension and ride dynamics product market are supported by qualitative data and limited sources and may not be reliable. A reduction or lack of continued growth in the popularity of high-end bikes, bikes or powered vehicles or in the number of consumers who are willing to pay premium prices for well-designed performance-oriented equipment in the markets in which we sell our products could adversely affect our product sales and profits, financial condition or results of operations.
We generate virtually all of our revenues from sales of performance suspension and ride dynamics products. Our beliefs regarding the outlook of the performance suspension product market come from qualitative data and limited sources, which may not be reliable. If our beliefs regarding the opportunities in the market for our products are incorrect or the number of consumers who we believe are willing to pay premium prices for well-designed performance-oriented equipment in the markets in which we sell our products does not increase, or declines, we may fail to achieve future growth and our business, financial condition or results of operations could be negatively affected.

Risks related to ownership of our common stock
The trading price of our common stock may be volatile, and you might not be able to sell your shares at or above the price you pay for the shares.
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $20.75 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
•variations in our operating results or those of our competitors;
•new product or other significant announcements by us or our competitors;
•changes in our product mix;
•changes in consumer preferences;
•fluctuations in currency exchange rates;
•the gain or loss of significant customers;
•recruitment or departure of key personnel;
•changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
•changes in general economic conditions as well as conditions affecting our industry in particular; and
•sales of our common stock by us, our significant stockholders or our directors or executive officers.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of December 31, 2014, we had 37,077,624 shares of common stock outstanding of which 18,355,570 are freely tradable in the public market. As of December 31, 2014, 18,689,154 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which 37,077,624 shares were outstanding as of December 31, 2014. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" and "say-when-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

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
Compass and our directors and officers and insiders have substantial control over us and will be able to influence corporate matters.
As of December 31, 2014, Compass beneficially owns approximately 40.8% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 50.4% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. Compass may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.
In addition, Compass is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that may compete directly or indirectly with us. Compass may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, or our Charter Documents, as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:
•authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to discourage a takeover attempt;
•establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;
•require that directors be removed from office only for cause;
•provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;
•from and after the date that Compass and its affiliates no longer collectively beneficially own (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, at least a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, or the Trigger Date, prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;
•provide that special meetings of our stockholders may be called only by our board of directors, our Chairperson of the board of directors, our Lead Director (if we do not have a Chairperson or the Chairperson is disabled), our Chief Executive Officer or our President (in the absence of a Chief Executive Officer) or, until the Trigger Date, Compass;
•from and after the Trigger Date, require supermajority stockholder voting for our stockholders to effect certain amendments to our Charter Documents; and
•establish advance notice requirements for nominations for elections to our board of directors or for proposing other matters that can be acted upon by stockholders at stockholder meetings.

In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an "interested" stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our board of directors prior to the date the stockholder became interested, (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans) or (iii) the business combination must be approved by our board of directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal offices are located in Scotts Valley, California. We have manufacturing facilities in Coldwater, Michigan; Scotts Valley, California; El Cajon, California; and Watsonville, California. Currently our international manufacturing facilities are located in Taiwan and Canada. We believe that our properties are otherwise generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms. See Item 1. "Business-Facilities" for more information about our facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
Our common stock has been listed on the NASDAQ Global Select Market under the symbol "FOXF" since August 8, 2013. Our IPO was priced at $15.00 per share on August 8, 2013. Prior to that date, there was no public trading market for our common stock.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2013
Quarter ended September 30, 2013 (beginning August 8, 2013)	$20.75	$16.36
Quarter ended December 31, 2013	20.17	15.65
Year Ending December 31, 2014
Quarter ended March 31, 2014	$18.94	$15.50
Quarter ended June 30, 2014	18.75	16.54
Quarter ended September 30, 2014	17.98	14.53
Quarter ended December 31, 2014	16.95	13.52
On February 26, 2015, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $15.06 per share.
Stockholders
As of December 31, 2014, there were approximately 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 31, 2014 and 2013. In addition, our Amended and Restated Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended and Restated 2013 Credit Facility." Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our board of directors may deem relevant.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2014 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite"), and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

160
140
120
100
80
60
40
20
0
08/08/13
12/31/13
06/30/14
12/31/14
FOXF
NASDAQ Composite
S&P

This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1 - 10/31	—	$—	—	$—
11/1 - 11/30	—	$—	—	$40,000,000
12/1 - 12/31	39,100	$14.60	39,100	$39,429,194
Total	39,100	$14.60	39,100	$39,429,194

(1) On November 3, 2014, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expires on December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of income data for the years ended December 31, 2011 and 2010 as well as the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.

	For the years ended December 31,
(in thousands, except per share data)
	2014	2013	2012	2011	2010
Sales	$306,734	$272,746	$235,869	$197,739	$170,983
Cost of sales (1)	212,314	192,617	173,040	140,849	122,373
Gross profit	94,420	80,129	62,829	56,890	48,610
Operating expenses:
Sales and marketing (1)	19,192	14,153	12,570	11,748	10,293
Research and development (1)	13,642	10,409	9,727	9,750	7,321
General and administrative (1)	17,683	11,408	9,063	7,588	6,202
Amortization of purchased intangibles	6,424	5,378	5,315	5,217	5,217
Fair value adjustment of contingent consideration and acquisition related compensation	2,856	—	—	—	—
Total operating expenses	59,797	41,348	36,675	34,303	29,033
Income from operations	34,623	38,781	26,154	22,587	19,577
Other expense, net:
Interest expense	999	4,125	3,486	1,982	2,637
Other (income) expense, net	(693)	(12)	277	13	(39)
Total other expense, net	306	4,113	3,763	1,995	2,598
Income before income taxes	34,317	34,668	22,391	20,592	16,979
Provision for income taxes	6,631	10,566	8,181	7,054	6,210
Net income	$27,686	$24,102	$14,210	$13,538	$10,769
Earnings per share:
Basic	$0.75	$0.70	$0.44	$0.45	$0.36
Diluted	$0.73	$0.68	$0.44	$0.42	$0.34
Weighted average shares used to compute earnings per share:
Basic	36,756	34,571	32,059	30,030	30,118
Diluted	37,807	35,705	32,515	32,295	31,828
Dividends per share	$—	$—	$2.00	$—	$—

(1) Includes stock-based compensation (excluding tax effect) as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012	2011	2010

Cost of sales	$43	$23	$—	$—	$—
Sales and marketing	279	158	160	78	40
Research and development	88	53	29	12	12
General and administrative	3,634	2,266	1,959	940	472
Total	$4,044	$2,500	$2,148	$1,030	$524

Consolidated Balance Sheet Data:

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010

Cash and cash equivalents	$4,212	$1,683	$15	$114	$502
Inventory	59,191	42,783	34,255	29,531	28,055
Working capital	51,784	39,884	25,142	23,108	23,602
Property, plant and equipment, net	20,329	13,418	11,789	9,005	7,393
Total assets	258,437	157,729	142,120	129,956	130,823
Total debt, including current portion (1)	50,000	8,000	59,250	15,293	33,660
Total stockholders’ equity (2)	128,806	92,292	29,584	67,295	52,727

(1)
In June 2012, we completed a recapitalization (the "2012 Recapitalization") that is described in Note 6 - Related Party Transactions in the "Notes to the Consolidated Financial Statements" in Item 8 "Financial Statements and Supplementary Data". In connection with the 2012 Recapitalization, we amended our debt. Concurrently with the closing of our IPO in August 2013, we used the net proceeds that we received from the IPO to repay our then outstanding indebtedness. In 2014, in connection with our acquisitions, we entered into amendments to our 2013 Credit Facility, borrowing $80.0 million under a secured Term Loan. The principal balance of the Term Loan was $50.0 million at December 31, 2014.

(2)	In connection with the 2012 Recapitalization, we paid a $67.0 million cash dividend, repurchased shares, and restructured certain stock-based compensation awards.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled "Selected Financial Data" and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the "Risk Factors" and "Special Note Regarding Forward-Looking Statements" sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a designer, manufacturer and marketer of ride dynamics component products used primarily on bicycles, side-by-side vehicles, or Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles as well as suspension systems, or life kits, used on trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of components represented less than 1% of our sales in each of the years ended December 31, 2014, 2013 and 2012.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of ride dynamics products. Our products fall into the following two categories:
•bikes; and
•powered vehicles, including Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
A significant portion of our sales are dependent on the demand for high-end or premium-priced bikes and their suspension components. In each of the years ended December 31, 2014, 2013 and 2012, approximately 58%, 66% and 67%, respectively, of our sales were attributable to sales of suspension products for bikes and approximately 42%, 34% and 33%, respectively, of our sales were attributable to sales of suspension products for powered vehicles.
Our domestic sales totaled $128.3 million, $96.1 million and $84.3 million, or 42%, 35% and 36% of our total sales in 2014, 2013 and 2012, respectively. Our international sales totaled $178.4 million, $176.6 million and $151.6 million, or 58%, 65% and 64% of our total sales in each of the years ended December 31, 2014, 2013 and 2012, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. We estimate, based on our internal projections, that approximately one-third of the end users of our products are located outside the United States.
Opportunities, challenges and risks
We intend to focus on generating sales of our performance ride dynamics products through OEMs and in the aftermarket channel. To do this, we intend to continue to develop and introduce new and innovative products in our current end-markets and we intend to selectively develop products for applications and end-markets in which we do not currently participate. Currently, virtually all of our sales are dependent on the demand for performance suspension products.
Our aftermarket distribution network currently consists of more than 3,000 retail dealers and distributors worldwide. To further penetrate the aftermarket channel, we intend to selectively add additional dealers and distributors in certain geographic markets, expand our internal sales force and strategically increase the number of aftermarket specific products and services which we offer for existing vehicle platforms. In addition, we believe international expansion represents a significant opportunity for us and we intend to selectively increase infrastructure investments and focus on identified geographic regions.
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
We are in the process of transitioning a majority of the manufacturing of our bike suspension component products to our bike suspension component facility in Taiwan and we contemplate that this transition will continue through 2015. We anticipate that this transition, when completed, will enable us to shorten production lead times to our bike OEM customers, improve supply chain efficiencies and reduce our manufacturing costs. We also believe that this transition, once completed, will improve operating margins in the medium to long term. However, in the short term during this transition process we expect to incur some duplication of facilities, equipment and personnel which will increase our costs and could cause them to vary materially from our projections.

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
We depend heavily on U.S. seaports, especially ports on the Western Coast of the United States, which were involved in labor disputes during 2014 and the first part of 2015, ending on February 20, 2015. These disputes resulted in port closures and even though the dispute has ended, significant backlog at the West Coast ports remains. Through various mitigation efforts, the Company has been diligently working to lessen the effects of the port slowdowns and stoppages on our business, and was successful in such efforts during 2014. However, the impact of the labor disputes in the first quarter of 2015 was more pronounced until the recent labor agreement and will likely have a near-term impact on the Company’s 2015 financial results.
We intend to evaluate selective potential acquisition opportunities for performance products and technologies that we believe will help us extend our ride dynamics product platform. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our results of operations. In addition, we may contractually obligate ourselves to contingent consideration or acquisition related compensation payments in conjunction with such acquisitions, which could have a negative impact on our cash flow and results of operations. See "Management’s discussion and analysis of financial condition and results of operations-Contractual obligations and commitments."
Basis of presentation
Sales are primarily comprised of:
Sales from:
•Product sales: consists of sales of products sold primarily to our OEM and aftermarket customers. We recognize revenue when products are shipped, title has transferred, collection of the receivable is probable, persuasive evidence of an arrangement exists, and the sales price to our customers is fixed or determinable;
•Shipping and handling fees: we include shipping and handling fees billed to customers in sales.
Net of:
•Sales returns allowances: consists of an estimate of our sales returns. This allowance is based upon estimates of the projected returns in future periods based on our experience with returns recorded in previous periods; and
•Rebates: consists of incentives we provide to customers based on sales of eligible products.
We attribute our past growth in sales predominantly to increases in the number of units sold to our OEM customers in both our bike and powered vehicle product categories. To a lesser degree, increases in our average sales prices have also contributed to our past sales growth, as we have introduced innovations to and improved the functionality of many of our products, which enabled us, in many cases, to increase our sale prices for such products.
Cost of sales
The cost of sales includes the cost of purchased parts and manufactured products (raw materials consumed, the cost to procure materials, labor costs, including wages, and employee benefits, and factory overhead to produce finished good products), including:
•the cost to inspect and repair products;

•	shipping costs associated with inbound freight. These costs are capitalized as part of inventory and included in cost of sales as the inventory is sold;
•royalty expenses, including payments to certain parties for our use of licensed technology incorporated into our products;
•freight expense incurred for certain shipments to customers, excluding customers who pay for their own freight;
•warranty costs associated with the repair or replacement of products under warranty; and

•	reductions in the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances.

Gross profit/gross margin
Our gross profit equals our sales minus cost of sales. Our gross margin measures our gross profit as a percentage of sales.
Our gross margins fluctuate based on product, customer and channel mix as certain of our products are sold at higher gross margins than others. Generally, we earn higher gross margins on our products sold to the aftermarket channel and we typically earn lower gross margins on the products we sell to OEMs. In the near term, we anticipate our gross margins will improve slightly when compared with our historical results. We anticipate that the improvements we are pursuing from our cost initiatives, which are designed to improve our operating efficiencies, will be offset in the short term by duplicative costs we expect to incur as a result of our planned transition of a majority of the manufacturing of our bike suspension component products to our operations in Taiwan.
Operating expenses
Our operating expenses consist of the following:
•sales and marketing;
•research and development;
•general and administrative;
•amortization of purchased intangibles; and
•fair value adjustment of contingent consideration and acquisition related compensation.
Our sales and marketing expenses include costs related to our sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include race support and sponsorships of events and athletes, advertising and promotions related to trade shows, travel and entertainment, promotional materials and products and our sales office costs.
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
 Our general and administrative expenses include costs related to our executive, finance, information technology, business development, human resources and administrative personnel, including wages, employee benefits and related stock-based compensation expenses. We record professional and contract service expenses, occupancy related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses. Prior to our IPO, we paid annual management fees of $0.5 million to Compass Group Management LLC, which were paid quarterly in arrears and were included as part of general and administrative expenses. These fees discontinued upon the closing of the IPO. The elimination of these management fees following the IPO offsets a portion of the additional legal, insurance, and accounting costs we are incurring relating to compliance and other public company expenses.
Our amortization of intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 31, 2014, 2013 and 2012, respectively.
Our fair value adjustments of contingent consideration and acquisition related compensation relates primarily to our contingent consideration liability arising from the acquisition of Sport Truck. The fair value is measured at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.
In the near term, we anticipate that our sales and marketing, general and administrative, and research and development expenses will increase in terms of absolute dollars, but will remain relatively consistent when expressed as a percentage of sales. In the long term we anticipate our operating expenses, in aggregate, to increase in terms of absolute dollars, but reduce slightly when expressed as a percent of sales. We can give no assurance that these expectations will be realized.
Income from operations
We define income from operations as gross profit less our operating expenses. We use income from operations as an indicator of the profitability of our business and our ability to manage costs.

Other expense, net
Other expense, net consists of interest expense and other (income) expense, net. Interest expense consists of interest charged to us under our credit facilities.
Other (income) expense, net consists of foreign currency transaction gains and losses, gains and losses on the disposal of fixed assets, and other miscellaneous items.
 Income taxes
We are subject to income taxes in the United States and various other foreign jurisdictions in which we do business. Some of these foreign jurisdictions have higher statutory tax rates than those in the United States, and certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the further apportionment of that income to state and local jurisdictions. We periodically evaluate opportunities to enhance tax efficiencies and to minimize tax liabilities through operating, legal and administrative strategies.  In 2014, we recognized a tax benefit of $4.1 million related to the reapportionment of 2009 through 2013 income amongst the jurisdictions where we do business. In future periods, our effective tax rate may vary depending on the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws.
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
As of December 31, 2014, our balance sheet reflected a liability for unrecognized tax benefits of $7.8 million. The unrecognized tax benefits are primarily due to the uncertainty of the deductibility of amortization and depreciation expenses which were incurred as a result of Compass’s acquisition of us in 2008. In addition, as of December 31, 2014, our balance sheet reflected a related deferred tax liability based on the difference between the financial statement and tax basis of certain assets, which represents the amount of tax we would be required to pay in the future based on the current enacted tax rates if the tax deductions associated with this amortization and depreciation were not claimed and allowed on our income tax returns. This deferred tax liability will decrease each year we expense the associated amortization and depreciation for accounting purposes. However, this reduction is not anticipated to be associated with actual cash payments. We expect to decrease our liability for unrecognized tax benefits and recognize a reduction in income tax expense (and an increase in net income) because of the expiration of statutes of limitations in the amount of approximately $1.3 million in the third quarter of 2015. However, reductions in the related deferred tax liability will over time be associated with offsetting increases to our liability for unrecognized tax benefits. We generally expect to recognize a reduction in income tax expense (and an increase in net income) through the expiration of statutes of limitations in the amount of approximately $1.4 to $1.5 million in each third quarter from 2015 through 2027 and approximately $0.1 to $0.3 million in each fourth quarter from 2015 through 2028. These annual reductions in our income tax expense will cease if it is determined upon examination of the tax authorities that the deductions are not valid and the liabilities for the uncertain income tax position and the associated deferred tax liability will have to be settled for cash. If we subsequently determine that we have met the more-likely-than-not threshold that these deductions will be sustained, the balance of the liability for unrecognized tax benefits that would be recognized as a reduction of income tax expense, except for approximately $0.8 million, which would increase the deferred tax liability to the extent of taxes associated with tax amortization of intangibles with indeterminate lives, and the related unamortized deferred tax liabilities will be recognized as a one-time income tax benefit.
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2014, we did not have any valuation allowances recorded as we expect to fully utilize all of our deferred tax assets and we did not have any net operating loss or tax credit carry-forwards. For the years ended December 31, 2014, 2013 and 2012, we had effective tax rates of 19.3%, 30.5% and 36.5%, respectively. We anticipate that in the medium term our effective annual tax rates should be approximately 34% to 36%, however our actual effective annual tax rates will vary based on several factors, including the geographic mix of our sales, changes in future tax rates, tax planning strategies, and the treatment of the unrecognized tax benefits mentioned above.

Results of operations
The table below summarizes our results of operations for the years ended December 31, 2014, 2013 and 2012.

	For the years ended December 31,
(in thousands)	2014	2013	2012
Sales	$306,734	$272,746	$235,869
Cost of sales	212,314	192,617	173,040
Gross profit	94,420	80,129	62,829
Operating expenses:
Sales and marketing	19,192	14,153	12,570
Research and development	13,642	10,409	9,727
General and administrative	17,683	11,408	9,063
Amortization of purchased intangibles	6,424	5,378	5,315
Fair value adjustment of contingent consideration and acquisition related compensation	2,856	—	—
Total operating expenses	59,797	41,348	36,675
Income from operations	34,623	38,781	26,154
Other expense, net:
Interest expense	999	4,125	3,486
Other (income) expense, net	(693)	(12)	277
Other expense, net	306	4,113	3,763
Income before income taxes	34,317	34,668	22,391
Provision for income taxes	6,631	10,566	8,181
Net income	$27,686	$24,102	$14,210
The following table sets forth selected statement of income data as a percentage of sales for the years indicated.

	For the years ended December 31,
	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales	69.2	70.6	73.4
Gross profit	30.8	29.4	26.6
Operating expenses:
Sales and marketing	6.3	5.2	5.3
Research and development	4.4	3.8	4.1
General and administrative	5.8	4.2	3.8
Amortization of purchased intangibles	2.1	2.0	2.3
Fair value adjustment of contingent consideration and acquisition related compensation	0.9	—	—
Total operating expenses	19.5	15.2	15.5
Income from operations	11.3	14.2	11.1
Other expense, net:
Interest expense	0.3	1.5	1.5
Other (income) expense, net	(0.2)	—	0.1
Other expense, net	0.1	1.5	1.6
Income before income taxes	11.2	12.7	9.5
Provision for income taxes	2.2	3.9	3.5
Net income	9.0%	8.8%	6.0%

Year ended December 31, 2014 compared to year ended December 31, 2013
Sales

(in millions)	2014	2013	Change ($)	Change (%)
Sales	$306.7	$272.7	$34.0	12.5%
Sales for the year ended December 31, 2014 increased approximately $34.0 million, or 12.5%, compared to the same period in 2013. The sales increase reflects 39.0% growth in powered vehicle products offset by a 1.0% decrease in mountain bike products for the year ended December 31, 2014 compared to the same prior year period.
The increase in powered vehicle products was primarily due to the acquisition of Sport Truck, along with higher end user demand for our FOX branded products. Sport Truck contributed $33.2 million to our sales in the year ended December 31, 2014. A portion of Sport Truck's sales consist of the value of FOX products sold through Sport Truck. The slight decrease in bike sales was attributable to various factors during this recent period, including industry supply chain issues, increased competitive environment in certain product categories, and weaker sell through of our products than in the comparative period.
Cost of sales

(in millions)	2014	2013	Change ($)	Change (%)
Cost of sales	$212.3	$192.6	$19.7	10.2%
Cost of sales for the year ended December 31, 2014 increased approximately $19.7 million, or 10.2%, compared to the same period in 2013. The increase in cost of sales was driven primarily by an increase in product sales, partially offset by cost reductions resulting from initiatives which are targeted at improving manufacturing and supply chain efficiencies, as well as continued execution of our overall product design for manufacturability program.
For the year ended December 31, 2014 our gross margin was 30.8% compared to 29.4% for the same period in 2013. The 1.4% improvement in our gross profit margin percentage was due to the continued execution of these operational efficiency initiatives.
Operating expenses

(in millions)	2014	2013	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$19.2	$14.2	$5.0	35.2%
Research and development	13.6	10.4	3.2	30.8%
General and administrative	17.7	11.4	6.3	55.3%
Amortization of purchased intangibles	6.4	5.4	1.0	18.5%
Fair value adjustment of contingent consideration and acquisition related compensation	2.9	—	2.9	—%
Total operating expenses	$59.8	$41.4	$18.4	44.4%
Total operating expenses for the year ended December 31, 2014 increased approximately $18.4 million, or 44.4% over the same period in 2013. When expressed as a percentage of sales, operating expenses increased to 19.5% of sales for the year ended December 31, 2014 compared to 15.2% of sales in the same period in 2013. Approximately $7.6 million of the increase was due to the inclusion of Sport Truck's operating expenses, including fair value adjustments, incurred since the acquisition date in our consolidated results for the year ended December 31, 2014, as well as the impact of significant corporate transactions which are discussed further below.
Within operating expenses, our sales and marketing expense increases were primarily due to additional personnel, promotional activities and outside services related to promoting our company and brand, building our global infrastructure, and the inclusion of $2.4 million of Sport Truck's sales and marketing expense in our results. Our research and development expense increased in the year ended December 31, 2014 primarily due to an additional $0.6 million in personnel related expenses and an increase of approximately $1.0 million in proto-type products and projects as we continue to invest in new and innovative technologies. Our general and administrative expense increased in the year due to significant corporate transactions, including acquisition-related expenses of $2.6 million, costs of $0.5 million related to the completed secondary offering of our common stock by certain selling stockholders, and the inclusion of approximately $1.3 million of Sport Truck's general and administrative expenses in our results.

In addition, personnel related expenses and stock compensation expense increased by approximately $1.1 million and $1.4 million, respectively, when compared to prior year. These increases were partially offset by cost reductions in various other general and administrative expenses.
Amortization of purchased intangible assets in the year ended December 31, 2014 increased approximately $1.0 million, primarily as a result of the acquisition of Sport Truck.
During the year ended December 31, 2014, we incurred $2.9 million due to adjustments in the fair value of our contingent consideration and acquisition related compensation, of which $2.2 million relates to our contingent consideration liability arising from the acquisition of Sport Truck.
Income from operations

(in millions)	2014	2013	Change ($)	Change (%)
Income from operations	$34.6	$38.8	$(4.2)	(10.8)%
As a result of the factors discussed above, income from operations for the year ended December 31, 2014 decreased approximately $4.2 million, or 10.8% compared to income from operations in the same period in 2013.
Other expense, net

(in millions)	2014	2013	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.0	$4.1	$(3.1)	(75.6)%
Other (income) expense, net	(0.7)	—	(0.7)	**
Other expense, net	$0.3	$4.1	$(3.8)	(92.7)%
** Calculation is not meaningful
Other expense, net for the year ended December 31, 2014 decreased by approximately $3.8 million to $0.3 million compared to $4.1 million in the same period in 2013 primarily due to decreased interest expense. Within other expense, net, interest expense decreased for the year ended December 31, 2014 by $3.1 million due to the $1.4 million non-cash write off for unamortized loan origination costs for the year ended December 31, 2013, lower borrowings and a more favorable interest rate under our Amended and Restated 2013 Credit Facility. Other income, net for the year ended December 31, 2014 increased $0.7 million due to foreign currency exchange gains as a result of the strengthening of the US Dollar against the local currencies in which we do business.
Income taxes

(in millions)	2014	2013	Change ($)	Change (%)
Income tax expenses	$6.6	$10.6	$(4.0)	(37.7)%
Income tax expense for the year ended December 31, 2014 decreased by approximately $4.0 million to $6.6 million compared to income tax expense of $10.6 million in the same period in 2013. The decrease in expense resulted primarily from the aforementioned reapportionment benefit of $4.1 million.
The effective tax rates were 19.3% and 30.5% for the years ended December 31, 2014 and 2013, respectively.
For the year ended December 31, 2014, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from the $4.1 million reapportionment benefit and the expiration of the statute of limitations that allowed us to release approximately $1.5 million of our aforementioned liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited as a result of the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.
For the year ended December 31, 2013, the difference between our effective rate and the 35% federal statutory rate resulted primarily from the expiration of the statute of limitations that allowed us to release approximately $1.4 million of our aforementioned liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited by the domestic production activity deduction and research and development tax credits, including $0.4 million related to 2012 activities but recorded upon the reinstatement of the lapsed research and development credit in the first quarter of 2013. These benefits were partially offset by state taxes.

Net income

(in millions)	2014	2013	Change ($)	Change (%)
Net income	$27.7	$24.1	$3.6	14.9%
As a result of the factors described above, our net income increased $3.6 million, or 14.9%, to $27.7 million in the year ended December 31, 2014 from $24.1 million for the same period in 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012
Sales

(in millions)	2013	2012	Change ($)	Change (%)
Sales	$272.7	$235.9	$36.8	15.6%
Sales for 2013 increased approximately $36.8 million, or 15.6%, compared to 2012. Sales of mountain bike and powered vehicle products increased 14.4% and 18.2%, respectively, for 2013 compared to 2012. Sales growth was primarily driven by sales to OEMs which increased $29.9 million to $219.8 million for 2013 compared to $189.9 million for 2012. The increase in sales to OEMs was largely driven by increased specification, or spec, positions with our OEM customers. The remaining increase in sales totaling $6.9 million reflects increased sales to aftermarket customers in 2013 compared to 2012. The increase in sales to aftermarket customers is primarily due to higher end user demand for our products.
Cost of sales

(in millions)	2013	2012	Change ($)	Change (%)
Cost of sales	$192.6	$173.0	$19.6	11.3%
Cost of sales for 2013 increased by $19.6 million, or 11.3% compared to the same period in 2012. The increase in cost of sales was primarily due to increased sales in 2013 when compared to 2012. For 2013 our gross margin was 29.4% compared to 26.6% for the same period in 2012. We attribute approximately 1.6% of the improvement in our gross profit margin to our cost initiatives designed to improve our operating efficiencies. The remaining 1.2% of the improvement is largely due to additional warranty and other related costs in 2012 to upgrade certain dampers contained in our suspension products which costs did not recur in 2013.
Operating expenses

(in millions)	2013	2012	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$14.2	$12.6	$1.6	12.7%
Research and development	10.4	9.7	0.7	7.2%
General and administrative	11.4	9.1	2.3	25.3%
Amortization of purchased intangibles	5.4	5.3	0.1	1.9%
Total operating expenses	$41.4	$36.7	$4.7	12.8%
Operating expenses for 2013 increased by $4.7 million, or 12.8%, compared to 2012. When expressed as a percentage of sales, operating expenses declined to 15.2% of sales for 2013 compared to 15.5 % of sales in 2012.
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
Our research and development expenses increased by $0.7 million from $9.7 million in 2012 to $10.4 million in 2013. The increase was primarily due to expense of $0.6 million incurred in bringing on board talented and innovative personnel, and other expenses of $0.2 million, partially offset by a decrease in other product development expenses of $0.1 million.

Our general and administrative expenses increased by $2.3 million from $9.1 million in 2012 to $11.4 million in 2013. The increase was primarily related to employee compensation of $1.1 million due to an increase in personnel and the additional costs we incurred as a result of being a public company. Stock compensation expenses increased by $0.4 million, $0.3 million of additional expenses were incurred related to the acquisition and integration of our third party Germany-based distributor and service center and there was an increase of $0.5 million of other general and administrative expenses.
Amortization of purchased intangible assets increased by $0.1 million in 2013 compared to 2012 due to the intangible assets from recently acquired intellectual property.
     Income from operations

(in millions)	2013	2012	Change ($)	Change (%)
Income from operations	$38.8	$26.2	$12.6	48.1%
Income from operations for 2013 increased $12.6 million, or 48.1%, compared to income from operations in 2012. The increase in income from operations was primarily the result of our increase in gross profit of $17.3 million, partially offset by our increases in operating expenses of $4.7 million.
Other expense, net

(in millions)	2013	2012	Change ($)	Change (%)
Other expense, net:
Interest expense	$4.1	$3.5	$0.6	17.1%
Other expense (income), net	—	0.3	(0.3)	(100.0)%
Other expense, net	$4.1	$3.8	$0.3	7.9%
Other expense, net for 2013 increased by $0.3 million to $4.1 million in 2013 compared to $3.8 million in 2012. Within Other expense, net, interest expense increased in 2013 by $0.6 million primarily due to a $1.4 million non-cash charge for unamortized loan origination costs in connection with the termination of our credit facility with Compass, offset by decreased average borrowings under our credit facilities. Other expense (income), net for 2013 decreased approximately $0.3 million from 2012 due to the loss on the disposition of fixed assets in 2012, which did not reoccur in 2013.
Income tax expense

(in millions)	2013	2012	Change ($)	Change (%)
Income tax expenses	$10.6	$8.2	$2.4	29.3%
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
Net income

(in millions)	2013	2012	Change ($)	Change (%)
Net income	$24.1	$14.2	$9.9	69.7%
As a result of the factors discussed above, our net income increased $9.9 million, or 69.7%, to $24.1 million in 2013 from $14.2 million in 2012.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, debt payments, and capital expenditures. We have generally financed our historical needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$32,905	$22,619	$17,367
Net cash used in investing activities	(76,829)	(5,042)	(5,761)
Net cash provided by (used in) financing activities	46,731	(15,907)	(11,705)
Effect of exchange rate changes on cash	(278)	(2)	—
Increase in cash and cash equivalents	$2,529	$1,668	$(99)
We expect that cash on hand, cash flow from operations and availability under our credit facilities will be sufficient to fund our operations during the next 12 months from the date of this Annual Report.
Operating activities
Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation including related excess tax benefits, changes in fair value of contingent consideration, and deferred income taxes, offset by net cash invested in working capital.
In the year ended December 31, 2014, cash provided by operating activities was $32.9 million and consisted of net income of $27.7 million plus non-cash items totaling $7.1 million less changes in operating assets and liabilities and other adjustments totaling $1.9 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $9.7 million, stock-based compensation of $4.0 million, and change in fair value of contingent consideration of $2.2 million, offset by a $5.4 million change in deferred taxes, an excess tax benefit from the exercise of stock options of $2.7 million, and tax benefit from equity issuance costs of $1.0 million. Cash invested in operating assets and liabilities is primarily the result of increases in prepaids and other assets of $3.0 million and inventory of $1.2 million and a decrease in accrued expenses of $0.8 million, partially offset by an increase in income taxes and accounts payable of $2.6 million and $1.4 million, respectively. Our working capital investment is driven by normal growth of our business and our acquisitions.
In the year ended December 31, 2013, cash provided by operating activities was $22.6 million. Net income of $24.1 million plus non-cash items totaling $8.7 million were offset by changes in operating assets and liabilities totaling $10.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $7.8 million, stock-based compensation of $2.5 million, and the write-off of unamortized costs from related party debt of $1.4 million, offset by a $3.2 million change in deferred taxes. Cash invested in operating assets and liabilities consisted primarily of increases in accounts receivable and inventory of $8.5 million and $7.4 million, respectively, partially offset by increases in accounts payable and income taxes of $3.6 million and $3.0 million, respectively.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the year ended December 31, 2014, cash used in investing activities was $76.8 million which consisted primarily of $70.9 million in cash consideration paid for the acquisitions of Sport Truck and Race Face/Easton. Additionally, we invested $4.6 million in property and equipment.
In the year ended December 31, 2013, cash used in investing activities was $5.0 million, which consisted primarily of purchases of property and equipment.

Financing activities
Cash provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the year ended December 31, 2014, net cash provided by financing activities was $46.7 million, which consisted primarily of proceeds from issuance of term debt of $79.6 million net of origination fees, partially offset by repayments of $30.0 million on term debt and net repayments of $8.0 million on revolving credit, respectively, all under the 2013 Amended and Restated Credit Facility. Additionally, $4.8 million was provided by the exercise of stock options.
In the year ended December 31, 2013, net cash used in financing activities was $15.9 million, which consisted of net proceeds of $36.1 million from our August 2013 initial public offering and $7.2 million of net borrowings under our 2013 Credit Facility, offset by net repayment of $59.2 million in revolving and term debt under our related party credit facility which was terminated in conjunction with our initial public offering.
Amended and Restated 2013 Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extend the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton.
In the year ended December 31, 2014, we made principal payments of $30.0 million on the Term Loan, including $28.8 million in advance of scheduled maturity. The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the agreement. We were in compliance with the covenants as of December 31, 2014.
Contractual obligations and commitments
As of December 31, 2014, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$50,000	$2,837	$11,350	$35,813	$—
Operating lease obligations	11,079	3,427	7,598	54	—
Purchase obligations and other	4,330	4,030	300	—	—
Total	$65,409	$10,294	$19,248	$35,867	$—
In connection with our acquisitions, we have agreed to pay up to $46,195 in additional consideration and acquisition related compensation through 2017, contingent upon the achievement of certain financial performance goals and in some cases continued employment through 2016. Approximately $16,900 of the obligation is denominated in Canadian dollars. This table excludes these obligations because we cannot make a reasonably reliable estimate of the timing and extent of such payments. See Note 12 - Fair Value Measurements and Note 15 - Acquisitions in our Notes to Consolidated Financial Statements.
As of December 31, 2014, we had a liability of approximately $7.8 million associated with uncertain tax positions, which is classified as a current in our consolidated balance sheet because it is reasonably possible that certain federal, foreign, and state tax matters could be concluded in the next twelve months. However, our liability for uncertain tax positions has been excluded from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. See Note 11 - Income Taxes in our Notes to Consolidated Financial Statements.

Seasonality
Our business is seasonal. In each of the last three years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. We believe this seasonality is due to the delivery of new products, including our suspension products related to the new mountain bike season, during the late spring and summer each year.
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
We believe that the assumptions, judgments, and estimates associated with the following have the greatest potential impact on, and are critical to the understanding of, our results of operations: revenue recognition, provision for doubtful accounts receivable, inventory, goodwill and intangible assets, warranty, income taxes and stock-based compensation. For further information see Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies of the accompanying notes to our Consolidated Financial Statements.
We are an "emerging growth company" within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we do not have to provide an auditor’s attestation report on our internal controls in our annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Critical Accounting Policies
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
Inventories
Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or market value. Cost includes raw materials, as well as direct labor and manufacturing overhead for products we manufacture. Market value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

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
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Annually, we either make a qualitative assessment prior to proceeding to step one of the annual goodwill impairment test or perform a two-step impairment test. If we make a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, we would perform step one of the annual goodwill impairment test and, if necessary, proceed to step two. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. We determine the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the second quarter of 2014, at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
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
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units ("RSUs"), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model, net of estimated forfeitures.
The determination of the grant date fair value of options using an option pricing model is affected by our common stock fair value as well as assumptions including our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

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

Fair value of financial instruments
ASC 820, Fair Value Measurements and Disclosures, requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
As of December 31, 2014, we used Level 2 inputs to determine the fair value of our Amended and Restated 2013 Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. We measured our contingent consideration liability arising from our acquisition of Sport Truck using Level 3 unobservable inputs. The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to our most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of our contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.
Changes in estimates

In the second quarter of 2014, we concluded an analysis of legal developments and business practices relative to the apportionment of income for state tax purposes that resulted in a change in estimate regarding income taxes. As a result, we recorded a discrete tax benefit in the year ended December 31, 2014 of $4.1 million, or $0.11 per basic and fully diluted share, related to the reapportionment of 2009 to 2013 income amongst the jurisdictions where the Company does business.

Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings.
Other accounting standards updates effective after December 31, 2014, are not expected to have a material effect on the Company’s financial position, annual results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We generally do not hedge our interest rate exposure. We had $50.0 million of debt, bearing interest at a variable rate, outstanding under our credit facilities as of December 31, 2014. A hypothetical 100 basis point increase or decrease in the interest rate on our variable debt would have resulted in an approximately $0.5 million change to our interest expense for the year ended December 31, 2014.

Exchange rate sensitivity
As of December 31, 2014, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Foreign currency fluctuations could in the future have an adverse effect on our business and results of operations. We primarily sell our products inside and outside of the United States in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. As a growing percentage of our activities are expected to be denominated in foreign currencies such as the New Taiwanese Dollar, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure, however we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents as of December 31, 2014 consisted principally of FDIC insured certificates of deposit and cash balances in non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
We do not currently hedge our exposure to increases in the prices for our primary raw materials.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and the report of our independent registered public accounting firm are included in this Annual Report beginning on page 53. The index to these reports and our financial statements is included in Part IV, Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The "Management’s Report on Internal Control over Financial Reporting" is contained on page 53 of this Annual Report on Form 10-K and is incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
Because we are an "emerging growth company" as defined in the JOBS Act, we are not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. A "Report of Independent Registered Public Accounting Firm" is contained on page 54 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the "Proxy Statement") entitled "Election of Class II Directors" and "Corporate Governance."
Information required by this Item regarding our corporate governance, including our audit committee and code of business conduct and ethics, is incorporated by reference to the sections of the Proxy Statement entitled "Corporate Governance" and "Board of Directors."
Information required by this Item regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions "Executive Compensation," "Director Compensation" and "Corporate Governance" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."
Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Certain Relationships and Related Party Transactions and Director Independence."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
March 2, 2015		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer & Duly Authorized Signatory)

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

Signature	Title	Date

/s/ Larry L. Enterline	Chief Executive Officer and Director	March 2, 2015
Larry L. Enterline	(Principal Executive Officer)

/s/ Zvi Glasman	Chief Financial Officer	March 2, 2015
Zvi Glasman	(Principal Financial and Accounting Officer)

/s/ Elias Sabo	Chairman	March 2, 2015
Elias Sabo

/s/ Robert C. Fox, Jr.	Director	March 2, 2015
Robert C. Fox, Jr.

/s/ Joseph Hagin	Director	March 2, 2015
Joseph Hagin

/s/ Dudley Mendenhall	Director	March 2, 2015
Dudley Mendenhall

/s/ Carl Nichols	Director	March 2, 2015
Carl Nichols

/s/ Ted Waitman	Director	March 2, 2015
Ted Waitman

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate.	S-1	333-189841	July 8, 2013
4.2
Amended and Restated Registration Rights Agreement, dated May 12, 2013, by and among Fox Factory Holding Corp., Compass Group Diversified Holdings LLC, Madison Capital Funding Co-Investment Fund LP and certain other stockholders listed on the signature page thereto.
		S-1	333-189841	July 8, 2013
10.1	Revolving Credit Facility dated August 7, 2013 by and among Fox Factory Holding Corp., Fox Factory, Inc., SunTrust Bank and the other parties thereto.	10-Q	001-36040	September 19, 2013
10.2†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline.	S-1	333-189841	July 25, 2013
10.3†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman.	S-1	333-189841	July 25, 2013
10.4†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and John Boulton.	S-1	333-189841	July 25, 2013
10.5†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Mario Galasso.	S-1	333-189841	July 25, 2013
10.6†	Non-Employee Director Compensation Policy.	S-1	333-189841	July 25, 2013
10.7†	Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K/A	001-36040	June 17, 2014
10.8†
Information Sharing and Cooperation Agreement dated August 13, 2013 by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc.
		10-Q	001-36040	November 6, 2013
10.9†	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers.	S-1	333-189841	July 8, 2013
10.10†	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors.	S-1	333-189841	July 8, 2013
10.11†	2008 Stock Option Plan, as amended.	S-1	333-189841	July 8, 2013
10.12†	2008 Non-Statutory Stock Option Plan, as amended.	S-1	333-189841	July 29, 2013
10.13†	2013 Omnibus Plan.	S-1	333-189841	July 29, 2013
10.14	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan.	S-1	333-189841	July 25, 2013
10.15	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC.	S-1	333-189841	July 8, 2013

10.16	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant-Gross, March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda.	S-1	333-189841	July 8, 2013
10.17	Lease Agreement, dated July 1, 2003, by and between Fox Factory, Inc. and Robert C. Fox, Jr.	S-1	333-189841	July 8, 2013
10.18	Lease Agreement, dated June 13, 2006, by and between Fox Factory, Inc. and Freedom Associates, LLC, and related addenda.	S-1	333-189841	July 8, 2013
10.19
Air Commercial Real Estate Association Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 19, 2012, by and between Fox Factory, Inc. and North Johnson Vernon Property, LLC, and related addendum.
		S-1	333-189841	July 8, 2013
10.20	Land and Factory Lease Agreement, dated April 2, 2012, by and among Fox Factory, Inc., Hong-Ming Lee, Zhi-Ming Lee, Qing-Yu Lee, Fu-Zhong Lu, Yu-Wei Lu and Guan-Lun Lu.	S-1	333-189841	July 8, 2013
10.21	Sublease, dated January 1, 2012, by and between Fox Factory, Inc. and Robert C. Fox, Jr., and related addendum.	S-1	333-189841	July 8, 2013
10.22	Services and Secondment Agreement, as amended, dated March 10, 2011, by and among Fox Factory, Inc., Fox Factory Holding Corp. and Vulcan Holdings, Inc.	S-1	333-189841	July 8, 2013
10.23	Asset Purchase Agreement, by and between ST USA Holding Corp. and Sport Truck USA, Inc., dated March 5, 2014.	8-K	001-36040	March 6, 2014
10.24	Amended and Restated Revolving Credit and Term Loan Agreement, dated March 31, 2014.	8-K	001-36040	April 1, 2014
10.25
Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc. dated December 5, 2014.
		8-K	001-36040	December 8, 2014
10.26	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 12, 2014.	8-K	001-36040	December 15, 2014
10.27	Side Letter Agreement to the Asset Purchase Agreement, dated December 12, 2014.	8-K	001-36040	December 15, 2014
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
X
31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

†    Management contract or compensatory plan.

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Management’s Report on Internal Control Over Financial Reporting

The management of Fox is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Fox’s internal controls over financial reporting is a process designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP). Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, Fox conducted an evaluation of the effectiveness of our internal controls over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making its assessment of internal control over financial reporting as of December 31, 2014, management has excluded Race Face/Easton which was acquired in December 2014. The Company is currently assessing the control environment of Race Face/Easton. The acquisition was not material to the Company's financial statements.
In making its assessment of internal controls over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on the evaluation, our management concluded that our internal controls over financial reporting are effective as of December 31, 2014.

March 2, 2015

/s/ Larry L. Enterline
Larry L. Enterline

/s/ Zvi Glasman
Zvi Glasman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.
Scotts Valley, California

We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Factory Holding Corp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Jose, California
March 2, 2015

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$4,212	$1,683
Accounts receivable (net of allowance for doubtful accounts of $348 and $366 at December 31, 2014 and 2013, respectively)	39,221	33,781
Inventory	59,191	42,783
Prepaids and other current assets	5,687	2,648
Deferred tax assets	4,298	3,490
Total current assets	112,609	84,385
Property, plant and equipment, net	20,329	13,418
Loan fees, net	979	717
Goodwill	58,745	31,925
Intangibles, net	65,184	27,284
Other assets	591	—
Total assets	$258,437	$157,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,371	$24,254
Accrued expenses	12,128	12,451
Liability reserve for uncertain tax positions	7,785	7,796
Current portion of long-term debt	2,837	—
Current portion of contingent consideration	7,704	—
Total current liabilities	60,825	44,501
Line of credit	—	8,000
Long-term debt, less current portion	47,163	—
Deferred rent	681	931
Deferred tax liabilities	7,414	12,005
Contingent consideration, less current portion	13,548	—
Total liabilities	129,631	65,437
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000 authorized and no shares issued or outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value—90,000 authorized; 37,117 shares issued and 37,078 outstanding as of December 31, 2014; 36,317 shares issued and outstanding as of December 31, 2013	37	36
Additional paid-in capital	97,006	87,788
Accumulated other comprehensive loss	(406)	(15)
Retained earnings	32,169	4,483
Total stockholders’ equity	128,806	92,292
Total liabilities and stockholders’ equity	$258,437	$157,729

The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
Sales	$306,734	$272,746	$235,869
Cost of sales	212,314	192,617	173,040
Gross profit	94,420	80,129	62,829
Operating expenses:
Sales and marketing	19,192	14,153	12,570
Research and development	13,642	10,409	9,727
General and administrative	17,683	11,408	9,063
Amortization of purchased intangibles	6,424	5,378	5,315
Fair value adjustment of contingent consideration and acquisition related compensation	2,856	—	—
Total operating expenses	59,797	41,348	36,675
Income from operations	34,623	38,781	26,154
Other expense, net:
Interest expense	999	4,125	3,486
Other (income) expense, net	(693)	(12)	277
Other expense, net	306	4,113	3,763
Income before income taxes	34,317	34,668	22,391
Provision for income taxes	6,631	10,566	8,181
Net income	$27,686	$24,102	$14,210
Earnings per share:
Basic	$0.75	$0.70	$0.44
Diluted	$0.73	$0.68	$0.44
Weighted average shares used to compute earnings per share:
Basic	36,756	34,571	32,059
Diluted	37,807	35,705	32,515
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net income	$27,686	$24,102	$14,210
Other comprehensive (loss) income:
Foreign currency translation adjustments	(391)	(16)	1
Other comprehensive (loss) income	(391)	(16)	1
Comprehensive income	$27,295	$24,086	$14,211
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2012, 2013, and 2014
(in thousands, except per share amounts)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings (deficit)	Total stockholders' equity

Balance- December 31, 2011	30,030	$30	$34,094	$—	$33,171	$67,295
Issuance of common stock upon exercises of employee stock options	3,435	3	7,201	—	—	7,204
Excess tax benefit from exercise of stock options	—	—	5,755	—	—	5,755
Dividend distribution ($2.00 per share)	—	—	—	—	(67,000)	(67,000)
Repurchases of common stock	(5)	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	2,148	—	—	2,148
Foreign currency translation adjustment	—	—	—	1	—	1
Net income	—	—	—	—	14,210	14,210
Balance- December 31, 2012	33,460	$33	$49,169	$1	$(19,619)	$29,584
Proceeds from equity issuance, net	2,857	3	36,119	—	—	36,122
Stock-based compensation expense	—	—	2,500	—	—	2,500
Foreign currency translation adjustment	—	—	—	(16)	—	(16)
Net income	—	—	—	—	24,102	24,102
Balance- December 31, 2013	36,317	$36	$87,788	$(15)	$4,483	$92,292
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	800	1	2,107	—	—	2,108
Excess tax benefit from exercise of stock options	—	—	2,680	—	—	2,680
Tax benefit from equity issuance costs	—	—	958	—	—	958
Repurchases of common stock	(39)	—	(571)	—	—	(571)
Stock-based compensation expense	—	—	4,044	—	—	4,044
Foreign currency translation adjustment	—	—	—	(391)	—	(391)
Net income	—	—	—	—	27,686	27,686
Balance- December 31, 2014	37,078	$37	$97,006	$(406)	$32,169	$128,806

The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$27,686	$24,102	$14,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,730	7,759	7,204
Provision for doubtful accounts	(18)	(74)	68
Stock-based compensation	4,044	2,500	2,148
Excess tax benefit from exercise of stock options	(2,680)	—	(5,755)
Tax benefit from equity issuance costs	(958)	—	—
(Loss) gain on disposal of property and equipment	(27)	(7)	253
Deferred taxes	(5,399)	(3,236)	(3,184)
Amortization of loan fees	182	323	387
Write-off of unamortized loan origination costs from related party debt	—	1,405	—
City of Watsonville loan credit	—	—	(4)
Change in fair value of contingent consideration	2,217	—	—
Changes in operating assets and liabilities:
Accounts receivable	(635)	(8,510)	(7,029)
Inventory	(1,204)	(7,447)	(4,723)
Income taxes	2,563	2,965	7,846
Prepaids and other assets	(2,988)	(405)	(474)
Accounts payable	1,406	3,614	2,981
Accrued expenses	(764)	(169)	2,758
Deferred rent	(250)	(201)	681
Net cash provided by operating activities	32,905	22,619	17,367
INVESTING ACTIVITIES:
Acquisitions	(70,938)	(1,117)	—
Purchases of property and equipment	(4,625)	(3,932)	(4,928)
Acquisition of other assets	(1,401)	—	—
Proceeds from sale of property and equipment	135	7	2
Purchase of intangible assets	—	—	(835)
Net cash used in investing activities	(76,829)	(5,042)	(5,761)
FINANCING ACTIVITIES:
Proceeds from line of credit	18,600	27,721	—
Payments on line of credit	(26,600)	(20,500)	—
Proceeds from related party line of credit	—	31,858	32,385
Payments on related party line of credit	—	(32,608)	(33,085)
Proceeds from issuance of debt, net of origination fees of $444	79,556	—	—
Repayment of debt	(30,000)	—	—
Proceeds from issuance of related party debt	—	—	58,404
Repayment of related party debt	—	(58,500)	(15,339)
Proceeds from initial public offering, net of underwriter fees	—	39,857	—
Payments for deferred offering costs of initial public offering	—	(3,735)	—

Tax benefit from equity issuance costs	958	—	—
Proceeds from the exercise of stock options, net of shares repurchased for tax withholding	2,108	—	7,204
Excess tax benefit from exercise of stock options	2,680	—	5,755
Repurchase of common stock	(571)	—	(29)
Dividends paid	—	—	(67,000)
Net cash provided by (used in) financing activities	46,731	(15,907)	(11,705)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(278)	(2)	—
CHANGE IN CASH AND CASH EQUIVALENTS	2,529	1,668	(99)
CASH AND CASH EQUIVALENTS—Beginning of year	1,683	15	114
CASH AND CASH EQUIVALENTS—End of year	$4,212	$1,683	$15
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$9,338	$10,778	$3,510
Interest	$809	$2,565	$2,787
Non-cash investing and financing activities:
Contingent consideration - acquisition of Sport Truck USA, Inc.	$19,035	$—	$—
Unpaid portion of cash consideration for acquisition of other assets	$—	$1,401	$—
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
Years ended December 31, 2014, 2013 and 2012
(in thousands, except per share amounts)
1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs and manufactures performance ride dynamics products primarily for bicycles, side-by-side vehicles, on-road and off-road vehicles and trucks, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company acts both as a tier one supplier to leading action sports original equipment manufacturers and provides aftermarket products to retailers and distributors.
Throughout this Form 10-K, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its wholly owned operating subsidiaries on a consolidated basis.

Basis of Presentation- The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain prior year amounts have been reclassified to conform to current year presentation.
Initial Public Offering- On August 13, 2013, the Company completed the initial public offering ("IPO") of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857 shares of common stock and the selling stockholders sold a total of 7,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36,122 from its sale of 2,857 shares of common stock after deducting underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt. In July 2014, certain selling stockholders completed a secondary offering of the Company's common stock, which is described more fully in Note 9 - Stockholders' Equity.
Principles of Consolidation- The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates- The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

In the second quarter of 2014, the Company concluded an analysis of legal developments and business practices relative to the apportionment of income for state tax purposes that resulted in a change in estimate regarding income taxes. See Note 11 - Income Taxes.
Foreign Currency Translation and Transaction - The functional currency of the Company’s non-U.S. entities is the local currency of the respective operations. The Company translates the financial statements of its non-U.S. entities into U.S. dollars each reporting period for purposes of consolidation. Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end currency exchange rates while sales and expenses are translated at the average currency exchange rates in effect for the period. The effects of these translation adjustments are a component of other comprehensive income.
Foreign currency transaction gains (losses) of $649 , $(5), and $17 for the years ended December 31, 2014, 2013 and 2012, respectively, are included as a component of other income or expense.
Cash and Cash Equivalents - Cash consists of cash maintained in a checking account. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.
Accounts Receivable - Accounts receivable are unsecured customer obligations which generally require payment within various terms from the invoice date. The receivables are stated at the invoice amount. Financing terms vary by customer. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or if unspecified, generally to the earliest unpaid invoices.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that may not be collected. All accounts or portions thereof deemed to be uncollectible or that may require an excessive collection cost are written off to the allowance for doubtful accounts.
Concentration of Credit Risk -Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one large financial institution. The Company has not experienced any losses in such accounts.

The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	December 31,
	2014	2013
Customer A	17%	16%
Customer B	14%	11%
During the years ended December 31, 2014, 2013 and 2012, Customer A from the table above represented 14%, 17%, and 13% of sales, respectively.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 44%, 48%, and 43% of its product components for the years ended December, 31, 2014, 2013 and 2012, respectively, from ten vendors. As of December 31, 2014 and 2013, amounts due to these vendors represented 38% and 53% of accounts payable, respectively.
Allowance for Doubtful Accounts -The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs, and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.
The following table presents the activity in the allowance for doubtful accounts:

	For the years ended December 31,
Allowance for doubtful accounts:	2014	2013	2012
Balance, beginning of year	$366	$440	$372
Add: bad debt (benefit) expense	(10)	(45)	87
Less: write-offs, net of recoveries	(8)	(29)	(19)
Balance, end of year	$348	$366	$440

Inventories -Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or market value. Cost includes raw materials, as well as direct labor and manufacturing overhead for products we manufacture. Market value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.
Property and Equipment -Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful lives of the assets, whichever is shorter. The value assigned to land associated with buildings we own, which is not material, is not amortized. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated useful life

Machine shop equipment	10-15 years
Manufacturing equipment	5-10 years
Office equipment and furniture	3-5 years
Transportation equipment	5 years
Building	39 years
Impairment of Long-lived Assets -The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012.
Business Combinations -The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, the Company records adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of income.
Goodwill and Intangible Assets -Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Annually the Company either makes a qualitative assessment prior to proceeding to step 1 of the annual goodwill impairment test or performs a two-step impairment test. If the Company makes a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, the Company would perform step 1 of the annual goodwill impairment test and, if necessary, proceed to step 2. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Impairments, if any, are charged directly to earnings. The Company has a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. Trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 31, 2014, 2013 and 2012.
Revenue Recognition -The Company recognizes sales when persuasive evidence of an arrangement exists, title has transferred, the sales price is fixed or determinable, and collectibility of the receivable is reasonably assured. Provisions for discounts, rebates, sales incentives, returns, and other adjustments are provided for in the period the related sales are recorded based on an assessment of historical trends and current projection of future results. Sales are recorded net of sales tax.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

Cost of Sales -Cost of sales primarily consists of materials and labor expense in the manufacturing of the Company’s products. Cost of sales also includes provisions for excess and obsolete inventory, warranty costs, certain allocated costs for facilities, depreciation and other manufacturing overhead. Additionally, it includes stock-based compensation for personnel directly involved with manufacturing the Company’s product offerings.
Sales and Marketing -Sales and marketing expenses include costs related to sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include race support and sponsorships of events and athletes, advertising and promotions related to trade shows, travel and entertainment, and promotional materials, products and sales offices costs.
Research and Development -Research and development expenses consist primarily of salaries and personnel costs, including wages, employee benefits and related stock-based compensation for the Company’s engineering, research and development teams, occupancy related expenses, fees for third party consultants, service fees, and expenses for prototype tooling and materials, travel, and supplies. The Company expenses research and development costs as incurred.
General and Administrative -General and administrative expenses include costs related to executive, finance, information technology, human resources and administrative personnel, including wages, employee benefits and related stock-based compensation expenses. The Company records professional and contract service expenses, occupancy related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses. The Company paid annual management fees to an affiliate of the Company’s former majority stockholder, Compass Group Diversified Holdings LLC (“Compass”), which fees are included as part of general and administrative expenses. See Note 6 - Related Party Transactions. The Company terminated the management services agreement with Compass upon the consummation of the IPO in August 2013.
Stock-Based Compensation -The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures. The fair value of the RSU’s is equal to the fair value of the Company’s common stock on the grant date of the award.
Shipping and Handling Fees and Costs -The Company includes shipping and handling fees billed to customers in sales. Shipping costs associated with inbound freight are capitalized as part of inventory and included in cost of sales as products are sold.
Income Taxes -The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.
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
Advertising -Advertising costs are expensed as incurred. Costs incurred for advertising totaled $1,012 , $448, and $534 for the years ended December 31, 2014, 2013 and 2012, respectively.
Warranties -The Company offers limited warranties on its products for one to two years. The Company recognizes estimated costs related to warranty activities as a component of cost of sales upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

Fair Value of Financial Instruments - The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Codification 820, Fair Value Measurements and Disclosures, that requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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

The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. Amounts owed under the Company's credit facility approximate fair value due to the variable interest rate features embedded in both the line of credit and term debt.
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
Recent Accounting Pronouncements- In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings.
Other accounting standards updates effective after December 31, 2014, are not expected to have a material effect on the Company’s financial position, annual results of operations or cash flows.
2. Inventory
Inventory consisted of the following:

	December 31,
	2014	2013
Raw materials	$39,655	$30,299
Work-in-process	1,568	1,155
Finished goods	17,968	11,329
Total inventory	$59,191	$42,783

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 31,
	2014	2013
Machinery and manufacturing equipment	$18,318	$13,744
Office equipment and furniture	5,297	4,243
Transportation equipment	2,041	1,495
Building and land	3,469	—
Leasehold improvements	5,971	5,525
Total	35,096	25,007
Less: accumulated depreciation and amortization	(14,767)	(11,589)
Property, plant and equipment, net	$20,329	$13,418
The depreciation expense was $3,306 , $2,381, and $1,889 for the years ended December 31, 2014, 2013, and 2012, respectively.
4. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 31, 2014:
Customer relationships	$36,555	$(9,144)	$27,411	13
Core technology	33,700	(28,438)	5,262	8
Patents	835	(394)	441	5
Total	$71,090	$(37,976)	33,114
Trademarks and brands, not subject to amortization			32,070
Total			$65,184
December 31, 2013:
Customer relationships	$12,209	$(6,939)	$5,270	10
Core technology	32,500	(24,375)	8,125	7
Patents	835	(246)	589	5
Total	$45,544	$(31,560)	13,984
Trademarks and brands, not subject to amortization			13,300
Total			$27,284

	For the years ended December 31,
	2014	2013	2012
Amortization of intangibles	$6,424	$5,378	$5,315
The Company acquired intangible assets in conjunction with acquisitions, as more fully described in Note 15 - Acquisitions. The acquired definite lived assets will be amortized on a straight-line basis.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

Goodwill activity consisted of the following:
Balance as of December 31, 2013	$31,925
Acquisitions	26,728
Currency translation and other adjustments	92
Balance as of December 31, 2014	$58,745
Future amortization expense for finite-lived intangibles as of December 31, 2014 is as follows:

For the years ending December 31,	Amortization Expense
2015	$7,366
2016	2,754
2017	2,691
2018	2,691
2019	2,618
Thereafter	14,994
Total expected future amortization	$33,114

5. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2014	2013
Payroll and related expenses	$5,626	$6,007
Warranty	4,215	3,857
Income tax payable	1,405	2,469
Other accrued expenses	882	118
Total	$12,128	$12,451
Activity related to warranties is as follows:

	For the years ended December 31,
	2014	2013	2012
Beginning warranty liability	$3,857	$4,582	$2,799
Charge to cost of sales	3,172	4,367	5,180
Fair value of warranty assumed in acquisition	382	—	—
Costs incurred	(3,196)	(5,092)	(3,397)
Ending warranty liability	$4,215	$3,857	$4,582
6. Related Party Transactions
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. While the Company was a majority-owned subsidiary, Compass provided and incurred the cost of these services to meet its own obligations as a public company. Subsequent to the secondary offering in July 2014, described in Note 9 - Stockholders' Equity, these services are not within the scope of Compass' compliance requirements. Compass has agreed to provide these services on the Company's behalf through March 31, 2016 at an estimated annual cost of approximately $150.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

During 2008, the Company entered into various loans with Compass, which provided a revolving line of credit facility and a term loan facility (“2008 Loans”). On June 15, 2012, the Company engaged in a recapitalization (the "2012 Recapitalization") involving the amendment of its outstanding debt with Compass (together with the 2008 Loans, the "Prior Credit Facility"), stock and stock options. The 2012 Recapitalization involved (1) borrowing additional funds from Compass, (2) paying $67,000 in dividends to the Company's stockholders, (3) the acceleration of the vesting of certain options, (4) the net exercise of stock options by certain officers and directors, (5) the granting of new options to certain employees, officers and directors, (6) the cancellation and re-issuance of options to two of the Company's directors, (7) the purchase of shares of the Company's common stock by Compass from certain of its employees, officers and directors, and (8) the purchase of shares of common stock by certain of our employees, officers and directors from the Company. All purchases of common stock (other than purchases under pre-existing options) and grants of new options occurred at the same price per share.
In August 2013, in connection with its IPO, the Company repaid all indebtedness and terminated the Prior Credit Facility, recognizing a non-cash expense of approximately $1,405 related to unamortized loan origination costs. Interest expense on the Prior Credit Facility was approximately $2,179 and $2,794 for the years ended December 31, 2013 and 2012, respectively.
The Company paid annual management fees of $308 and $500 to an affiliate of Compass for the years ended December 31, 2013 and 2012, respectively, which fees are included as part of general and administrative expenses. The Company terminated the management services agreement with Compass upon the consummation of the IPO.
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Payments made under this lease were $1,186, $1,156 and $1,131 for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 8 - Commitments and Contingencies for a summary of the future minimum lease payments under this operating lease.
7. Debt
Amended and Restated 2013 Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders (the "2013 Credit Facility"). The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, the Company amended and restated the 2013 Credit Facility (the “Amended and Restated 2013 Credit Facility”). The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50,000 (the "Term Loan"), subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck USA, Inc. ("Sport Truck") and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, the Company entered into the First Amendment to the Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30,000 to a total of $56,750, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face Performance Products, Inc. and Easton Cycling (together "Race Face/Easton").
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At December 31, 2014 the one month LIBOR and prime rates were 0.16% and 3.25%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 31, 2014.
The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility and the 2013 Credit Facility:

	December 31,
	2014	2013
Amount outstanding	$—	$8,000
Available borrowing capacity	$60,000	$52,000
Maximum borrowing capacity	$60,000	$60,000

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

As of December 31, 2014, future principal payments for the Term Loan, including the current portion, are summarized as follows:

For the years ending December 31,
2015	$2,837
2016	2,838
2017	4,256
2018	4,256
2019	35,813
Total	50,000
Less: current portion	2,837
Long-term debt less current portion	$47,163

Prior Credit Facility
During fiscal year 2008, the Company entered into an intercompany loan agreement with Compass, which was amended in connection with the 2012 Recapitalization and paid in full in connection with the Company's IPO. See Note 6 - Related Party Transactions.

8. Commitments and Contingencies
Operating Leases—The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $3,214, $2,953, and $2,909 for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 6 for additional information on related party operating leases.
Approximate remaining future minimum lease payments under these operating leases as of December 31, 2014, are as follows:

For the years ending December 31,	Third party future payments	Related party future payments	Total future payments
2015	$2,225	$1,203	$3,428
2016	2,161	1,203	3,364
2017	1,689	1,203	2,892
2018	740	601	1,341
2019	54	—	54
Thereafter	—	—	—
	$6,869	$4,210	$11,079
In February 2015, the Company entered into an amendment to expand its leased facility in El Cajon, California. The resulting incremental increase in annual minimum lease payments is approximately $295 through 2017, subject to annual rate escalations. The amendment also extended the lease term through February 2021, resulting in annual commitments of approximately $786, $847, $1,018, and $146 in years 2018-2021, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

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

Other Commitments—In connection with the acquisition of businesses, the Company has agreed to pay up to $46,195 in additional consideration and acquisition related compensation through 2017, contingent upon the achievement of certain financial performance goals and in some cases continued employment through 2016. A portion of the obligation is denominated in Canadian dollars. See Note 12 - Fair Value Measurements and Note 15 - Acquisitions.

9. Stockholders' Equity
Secondary Offering
In July 2014, selling stockholders, including Compass, sold 5,750 shares of the Company's common stock at a price of $15.50 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold include 750 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. The Company incurred approximately $469 of expenses in connection with the offering during the year ended December 31, 2014.

Share Repurchase Program
On November 3, 2014, the Company's Board of Directors authorized the repurchase of up to an aggregate of $40,000 in shares of our common stock under our stock repurchase program. Shares of common stock repurchased under this program are deemed issued but not outstanding. At December 31, 2014, $39,429 remains available for repurchase under this plan. The repurchase program will expire on December 31, 2015 unless extended by the Board of Directors.

Equity Incentive Plans
The Company has outstanding awards under the following equity incentive plans: the 2008 Stock Option Plan (the "2008 Plan"), the 2008 Non-Statutory Stock Option Plan (the "2008 Non-Statutory Plan") and the 2013 Omnibus Plan (the "2013 Plan"). No further awards will be granted pursuant to the 2008 Plan or the 2008 Non-Statutory Plan. Under the 2013 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance units and/or performance shares.

The equity incentive plans are administered by the Compensation Committee of the board of directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 31, 2014, there were 5,299 shares reserved for issuance under the Company's equity incentive plans and 2,776 shares available for grant under the 2013 Plan.

Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the years ended December 31, 2014, 2013 and 2012 was $4,044, $2,500 and $2,148, respectively, of which $3,401, $897 and $0, respectively, related to RSUs and $643, $1,603 and $2,148, respectively, related to stock options.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the years ended December 31,
	2014	2013	2012
Cost of sales	$43	$23	$—
Sales and marketing	279	158	160
Research and development	88	53	29
General and administrative	3,634	2,266	1,959
Total	$4,044	$2,500	$2,148

Stock-based compensation expense capitalized to inventory was not material for the years ended December 31, 2014, 2013 and 2012.

Restricted Stock Units
The Company grants both time-based and performance-based stock awards which also include a time-based vesting feature. Compensation expense for time-based stock awards is measured at the grant date based on the closing market price of the Company's common stock, and recognized ratably over the vesting period.

On September 2, 2014, the Company and certain of its officers agreed to amend certain existing award agreements, thereby canceling the 386 existing RSU time-based awards and reissuing such awards in tranches that are subject to both time and performance-based vesting conditions, allowing the Company to ensure the tax deductibility of the RSU expense as 162(m) performance-based compensation. The cancellation and replacement was accounted for as a modification. Compensation expense for the modified awards is based on the original grant-date closing market price of the Company's common stock. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Assuming performance goals are achieved, the Company does not expect to record incremental stock-based compensation expense as a result of the modification. The recognition of compensation expense associated with performance-based stock awards requires defined criteria for assessing achievement and judgment in assessing the probability of meeting the performance goals.
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2012	—	$—
Granted	516	$17.53
Unvested at December 31, 2013	516	$17.53
Granted	783	$17.30
Canceled	(386)	$17.52
Vested	(133)	$17.53
Unvested at December 31, 2014	780	$17.30

There were no RSUs granted or outstanding prior to the year ended December 31, 2013. As of December 31, 2014, the Company had approximately $11,135 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.93 years.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

Stock Options
The Company issued no stock options in the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the fair value of options on the date of grant was estimated using the Black-Scholes option-pricing model using the single-option award approach with the weighted average assumptions set forth below. The Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. Estimated volatilities were based on an analysis of comparable companies and the Company’s leverage. The Company based the risk-free interest rate on the implied yield currently available on U.S. Treasury strips maturing at the expected option term. Although the Company paid a dividend in connection with the 2012 Recapitalization described in Note 6 - Related Party Transactions, the Company does not intend to pay cash dividends in the future. As such, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience.
The assumptions used to value stock-based awards granted were as follows:

	For the years ended December 31,
	2013	2012
Expected term (years)	5.5	5.5 - 6.5
Volatility	36%	36%
Risk-free interest rate	0.79%	0.60 - 1.40%
Dividend yield	—	—
In conjunction with the 2012 Recapitalization, certain employee stock option agreements for the purchase of 902 shares of common stock were modified to accelerate the vesting. The vested options were exercised through a cashless net share settlement feature added as part of the modification, and the resulting shares were immediately repurchased by Compass. Settlement accounting was applied to these options and stock-based compensation expense was recorded to recognize expense for the previously unvested portion. Additionally, pursuant to anti-dilution provisions, certain stock option agreements were canceled and replacement options were issued with a lower exercise price based on the value of the shares repurchased in the 2012 Recapitalization. Modification accounting was applied to the replacement options and any excess fair value of the replacement awards over the fair value of the canceled awards is being recorded as compensation cost over the remaining vesting period of the grants.
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2011	4,547	$2.62	6	$16,218
Options granted (weighted average fair value of $1.59 per share)	1,892	$5.35
Options exercised	(3,764)	$2.43		$11,300
Options forfeited	(173)	$5.94
Balance at December 31, 2012	2,502	$4.88	9	$6,828
Options granted (weighted average fair value of $2.59 per share)	9	$7.59
Balance at December 31, 2013	2,511	$4.88	8	$32,001
Options exercised	(711)	$3.90		$8,963
Options forfeited	(58)	$5.75
Balance at December 31, 2014	1,742	$5.25	7	$19,136
Options vested and expected to vest - December 31, 2014	1,742	$5.25	7	$19,136
Options exercisable - December 31, 2014	1,292	$5.13	7	$14,343

Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on Nasdaq and the exercise price of outstanding, in-the-money options. As of December 31, 2014, the Company had approximately $693 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 2.29 years.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

10. Earnings Per Share
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
The following table presents the calculation of basic and diluted earnings per share:

	For the years ended December 31,
	2014	2013	2012
Net income	$27,686	$24,102	$14,210

Weighted average shares used to compute basic earnings per share	36,756	34,571	32,059
Dilutive effect of employee stock plans	1,051	1,134	456
Weighted average shares used to compute diluted earnings per share	37,807	35,705	32,515
Earnings per share:
Basic	$0.75	$0.70	$0.44
Diluted	$0.73	$0.68	$0.44
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013, and 2012, as none of these shares would have been antidilutive.
11. Income Taxes

The components of income tax expense are as follows:

	For the years ended December 31,
	2014	2013	2012
Current:
Federal	$15,122	$10,282	$8,959
State	(3,772)	3,135	2,406
Foreign	680	385	—
Total	12,030	13,802	11,365
Deferred:
Federal	(5,016)	(2,912)	(2,674)
State	(383)	(324)	(510)
Total	(5,399)	(3,236)	(3,184)
Total provision	$6,631	$10,566	$8,181

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the years ended December 31,
	2014	2013	2012
United States	$27,162	$35,098	$23,035
Foreign	7,155	(430)	(644)
	$34,317	$34,668	$22,391

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the years ended December 31,
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	4.7	4.8
Reapportionment benefit	(11.8)	—	—
Change in liability for unrecognized tax benefits	(4.0)	(3.7)	—
Manufacturing deduction	(2.7)	(2.9)	(1.3)
Research and development tax credit	(0.8)	(2.7)	—
Stock-based compensation	(0.1)	0.1	(2.5)
Other	2.2	—	0.5
Total provision	19.3%	30.5%	36.5%

For the year ended December 31, 2014, the Company's recognized a tax benefit of $4,063, or $0.11 per basic and fully diluted share, related to the reapportionment of income amongst the jurisdictions where the Company does business. The Company periodically evaluates opportunities to enhance tax efficiencies and to minimize tax liabilities through operating, legal and administrative strategies.  The reapportionment benefit relates to tax years 2009 through 2013 and resulted from the Company's examination of evolving laws, existing court cases, and its business practices. The tax benefit includes the impact of a reduction in the rate used to measure the Company's net deferred tax liability and unrecognized tax benefit. The benefit has been accounted for as a change in estimate.

On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, the benefit related to the 2012 federal research and development credit of approximately $440 was recorded in 2013.

On February 3, 2015, the Company announced that it had been awarded a four-year, $1,700 tax credit from the State of California, subject to certain in-state growth requirements. The Company expects that it will begin to realize the benefits of the credit in 2015.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities	$3,767	$3,464
Inventory	1,050	466
State income taxes	1,201	1,165
Allowance for doubtful accounts	132	72
Total deferred tax asset	6,150	5,167
Deferred tax liabilities:
Intangible assets	(6,616)	(10,587)
Depreciation	(2,356)	(2,581)
Property and equipment	(233)	(404)
Prepaid expenses	(61)	(110)
Total deferred tax liability	(9,266)	(13,682)
Net deferred tax liability	$(3,116)	$(8,515)

The following table summarizes the activity related to the Company's unrecognized tax benefits:

	For the years ended December 31,
	2014	2013	2012
Balance - beginning of period	$7,796	$7,292	$5,410
Increase related to current year tax positions	1,988	1,896	1,882
Decrease due to expiration of statute of limitations	(1,489)	(1,392)	—
Decrease due to change in estimated state tax rate	(510)	—	—
Balance - end of period	$7,785	$7,796	$7,292

As of December 31, 2014, the Company had $7,785 of unrecognized tax benefits, of which approximately $7,007, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at December 31, 2014 could be reduced by approximately $1,323 in the next twelve months.

As of December 31, 2014 and 2013, the Company had approximately $225 of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.

The Company's state tax returns for 2009 forward and its federal tax returns for 2011 forward are subject to examination by tax authorities.
12. Fair Value Measurements
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value as of December 31, 2014 and 2013, based on Level 1 inputs.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

As of December 31, 2014 and 2013, the carrying amount of the principal under the Company’s First Amendment to Amended and Restated 2013 Credit Facility approximates fair value because the facility has variable interest rates that reflect market changes in interest rates and changes in the Company’s net leverage ratio. The Company used Level 2 inputs to determine the fair value of its credit facility.
The Company measured its contingent consideration liability arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 15 - Acquisitions). The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated the probabilities of actual results exceeding the projection during various years of the earn-out at values ranging from 70% to 100% as of December 31, 2014, compared to an overall estimate of 75% for all annual periods at the acquisition date. Additionally, volatility was measured at 35% as of December 31, 2014, compared to 41% at the acquisition date. The adjustment in fair value is recorded in the accompanying consolidated statement of income for the year ended December 31, 2014 as a component of fair value adjustment of contingent consideration and acquisition related compensation.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 31, 2013	$—
Acquisition of Sport Truck	19,035
Losses recorded for fair value adjustments	2,217
Balance at December 31, 2014	$21,252

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2014, 2013 and 2012.

13. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company made matching contributions of $233, $205, and $189 for each of the years ended December 31, 2014, 2013 and 2012.

14. Segments and Geographic Areas
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

The following table summarizes total sales generated by geographic location of the customer:

	For the years ended December 31,
	2014	2013	2012
United States	$128,297	$96,113	$84,283
Asia	88,069	89,424	72,223
Europe	66,876	61,996	61,462
Rest of the World	23,492	25,213	17,901
Total sales	$306,734	$272,746	$235,869
The Company’s long-lived assets by geographic location are as follows:

	December 31,
	2014	2013
United States	$17,149	$12,259
International	3,180	1,159
Total long-lived assets	$20,329	$13,418

The following table summarizes total sales by product category:

	For the years ended December 31,
	2014	2013	2012
Bikes	$179,192	$181,019	$158,276
Power vehicles	127,542	91,727	77,593
Total sales	$306,734	$272,746	$235,869

15. Acquisitions
Sport Truck USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck. The transaction was accounted for as a business combination. In connection with the acquisition, the Company paid cash of $40,770, after certain working capital adjustments, in accordance with the asset purchase agreement. Certain members of Sport Truck’s executive management team agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the expected three year service period. As of December 31, 2014, prepaid compensation of $476 and $591 is included in prepaids and other current assets and other assets, respectively, in the accompanying consolidated balance sheet.
Prior to the acquisition, Sport Truck was a distributor of the Company’s products. The total consideration was increased by the effective settlement of trade receivables in the amount of $473, which represented the recorded amount and as a result, no gain or loss was recorded upon settlement.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

The Company agreed to contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated acquisition date fair value of the contingent consideration was $19,035, based on a Black-Scholes model. See Note 12 - Fair Value Measurements.
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
The Company incurred $1,402 of transaction costs in conjunction with the Sport Truck acquisition for the year ended December 31, 2014, which is included in general and administrative expense in the accompanying consolidated statement of income. Additional costs of $278 were incurred in association with financing the transaction and are included in loan fees. See Note 7 - Debt.
The results of operations for Sport Truck have been included in the Company's consolidated statement of income since the date of acquisition. Revenue and income from operations included since the date of acquisition amount to $33,162 and $2,974, inclusive of adjustments to the fair value of contingent consideration of $2,217. See Note 12 - Fair Value Measurements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

The following unaudited pro forma financial information shows the combined results of operations of the Company and Sport Truck, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the elimination of intercompany sales and profits, the amortization of purchased intangible assets and acquired inventory valuation step-up, interest expense on the term debt secured to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 35%. Sport Truck was operated as an S Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on Sport Truck’s net income. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the years ended December 31,
	2014	2013
Pro forma sales	$316,181	$304,780
Pro forma net income	$28,589	$24,551
Race Face Performance and Easton Cycling Businesses
On December 12, 2014, the Company acquired certain assets and assumed certain liabilities of Race Face/Easton, which was engaged in the design, manufacture, and global distribution of performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts. In connection with the acquisition, the Company paid approximately $30,168. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of approximately $16,900, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. The earn-out obligation is denominated in Canadian dollars and has been converted at the exchange rate in effect at December 31, 2014. The Company incurred $1,142 of transaction costs in conjunction with the Race Face/Easton acquisition, which is included in general and administrative expense in the accompanying consolidated statement of income. Additional costs of $166 were incurred in association with financing the transaction and are included in loan fees. See Note 7 - Debt. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary, subject to the completion of the Company's validation of working capital and completion of its intangible valuation procedures, with the assistance of specialists. Goodwill acquired is expected to be deductible for income tax purposes. The acquisition was not material to the Company's financial statements.

16. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2014 and 2013 is as follows:

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Sales	$74,104	$90,148	$86,374	$56,108	$65,259	$82,293	$70,316	$54,878
Gross profit	21,903	28,547	26,953	17,017	18,716	25,333	20,365	15,715
Income from operations	4,229	13,911	11,736	4,747	7,803	14,773	10,143	6,062
Net income	2,873	10,291	11,581	2,941	4,907	9,924	5,721	3,549
Earnings per share:
Basic	$0.08	$0.28	$0.32	$0.08	$0.14	$0.28	$0.17	$0.11
Diluted	$0.08	$0.27	$0.31	$0.08	$0.13	$0.27	$0.17	$0.10