Form 10-Q
period 2015-03-31
FOX FACTORY HOLDING CORP
filed 2015-05-06
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 36,880,919 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,204	$4,212
Accounts receivable (net of allowance for doubtful accounts of $358 and $348 at March 31, 2015 and December 31, 2014, respectively)	31,442	39,221
Inventory	70,571	59,191
Prepaids and other current assets	7,151	6,257
Deferred tax assets	4,485	4,298
Total current assets	120,853	113,179
Property, plant and equipment, net	20,486	19,759
Goodwill	59,153	58,745
Intangibles, net	63,297	65,184
Other assets	1,398	1,570
Total assets	$265,187	$258,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,749	$30,371
Accrued expenses	11,075	12,128
Liability reserve for uncertain tax positions	7,809	7,785
Current portion of long-term debt	2,837	2,837
Current portion of contingent consideration	7,854	7,704
Total current liabilities	70,324	60,825
Long-term debt, less current portion	46,453	47,163
Deferred rent	673	681
Deferred tax liabilities	7,153	7,414
Contingent consideration, less current portion	13,450	13,548
Total liabilities	138,053	129,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000 authorized and no shares issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value—90,000 authorized; 37,161 shares issued and 36,872 outstanding as of March 31, 2015; 37,117 shares issued and 37,078 outstanding as of December 31, 2014	37	37
Additional paid-in capital	94,630	97,006
Accumulated other comprehensive loss	(472)	(406)
Retained earnings	32,939	32,169
Total stockholders’ equity	127,134	128,806
Total liabilities and stockholders’ equity	$265,187	$258,437
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended March 31,
	2015	2014
Sales	$67,788	$56,108
Cost of sales	49,005	39,091
Gross profit	18,783	17,017
Operating expenses:
Sales and marketing	5,297	3,844
Research and development	3,402	3,135
General and administrative	4,641	3,930
Amortization of purchased intangibles	1,840	1,361
Fair value adjustment of contingent consideration and acquisition related compensation	2,064	—
Total operating expenses	17,244	12,270
Income from operations	1,539	4,747
Other expense, net:
Interest expense	330	110
Other income, net	(15)	(32)
Other expense, net	315	78
Income before income taxes	1,224	4,669
Provision for income taxes	454	1,728
Net income	$770	$2,941
Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Weighted average shares used to compute earnings per share:
Basic	37,052	36,419
Diluted	37,941	37,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2015	2014
Net income	$770	$2,941
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax effects	(66)	6
Other comprehensive (loss) income	(66)	6
Comprehensive income	$704	$2,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$770	$2,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,867	2,038
Cost of goods on acquired inventory step up	1,084	—
Provision for doubtful accounts	12	(16)
Stock-based compensation	1,052	821
Excess tax benefit from exercise of stock options	(188)	(1,061)
Gain on disposal of property and equipment	(6)	(2)
Deferred taxes	(193)	(478)
Amortization of loan fees	49	39
Change in fair value of contingent consideration	52	—
Changes in operating assets and liabilities:
Accounts receivable	7,871	5,068
Inventory	(12,425)	(7,001)
Income taxes payable	(468)	1,090
Prepaids and other assets	(834)	(2,738)
Accounts payable	10,397	2,384
Accrued expenses	(434)	(3,417)
Deferred rent	(7)	(64)
Net cash provided by (used in) operating activities	9,599	(396)
INVESTING ACTIVITIES:
Acquisition of businesses	(765)	(40,896)
Purchases of property and equipment	(1,548)	(940)
Acquisition of other assets	—	(1,401)
Proceeds from sale of property and equipment	6	7
Net cash used in investing activities	(2,307)	(43,230)
FINANCING ACTIVITIES:
Proceeds from line of credit	6,000	9,000
Payments on line of credit	(6,000)	(17,000)
Proceeds from issuance of debt, net of origination fees of $278	—	49,722
Repurchase of common stock	(3,733)	—
Repayment of debt	(709)	—
Proceeds from the exercise of stock options	117	1,156
Excess tax benefit from exercise of stock options	188	1,061
Net cash (used in) provided by financing activities	(4,137)	43,939

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(163)	6
CHANGE IN CASH AND CASH EQUIVALENTS	2,992	319
CASH AND CASH EQUIVALENTS—Beginning of period	4,212	1,683
CASH AND CASH EQUIVALENTS—End of period	$7,204	$2,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,085	$1,400
Interest	$275	$72
Non-cash investing and financing activities:
Contingent consideration - acquisition of Sport Truck USA, Inc.	$—	$19,035
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Initial Public Offering- On August 13, 2013, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857 shares of common stock and the selling stockholders sold a total of 7,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36,122 from its sale of 2,857 shares of common stock after deducting underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt. In July 2014, certain selling stockholders completed a secondary offering of the Company's common stock.
Principles of Consolidation- These condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies - Self-Insurance. Beginning in January 2015, the Company is partially self-insured for its U.S. employee health and welfare benefits.  The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims.  The estimate for claims incurred as of March 31, 2015 is $573 and is recorded within accrued expenses on the consolidated balance sheets. There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that have had a material impact on our condensed consolidated financial statements and related notes.

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
Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers". This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. In April 2015, the FASB tentatively decided to defer the effective date of ASU 2014-09. If the proposed changes are finalized, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.

Reclassifications- We have reclassified certain prior period amounts within our condensed consolidated balance sheet for the year ended December 31, 2014 and within the statement of cash flows for the three months ended March 31, 2014 to conform to our current year presentation.

2. Inventory
Inventory consisted of the following:

	As of March 31,	As of December 31,
	2015	2014
Raw materials	$46,939	$39,655
Work-in-process	2,446	1,568
Finished goods	21,186	17,968
Total inventory	$70,571	$59,191

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
	2015	2014
Machinery and manufacturing equipment	$18,771	$17,739
Office equipment and furniture	5,843	5,297
Transportation equipment	2,061	2,041
Building and land	3,469	3,469
Leasehold improvements	6,048	5,971
Total	36,192	34,517
Less: accumulated depreciation and amortization	(15,706)	(14,758)
Property, plant and equipment, net	$20,486	$19,759

4. Intangibles, net
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
March 31, 2015:
Customer relationships	$36,502	$(9,888)	$26,614	13
Core technology	33,700	(29,488)	4,212	8
Patents	835	(430)	405	5
Total	71,037	(39,806)	31,231
Trademarks and brands, not subject to amortization			32,066
Total			$63,297
December 31, 2014:
Customer relationships	$36,555	$(9,144)	$27,411	13
Core technology	33,700	(28,438)	5,262	8
Patents	835	(394)	441	5
Total	71,090	(37,976)	33,114
Trademarks and brands, not subject to amortization			32,070
Total			$65,184

	For the three months ended March 31,
	2015	2014
Amortization of intangibles	$1,840	$1,361

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Future amortization expense for finite-lived intangibles as of March 31, 2015 is as follows:

For the years ending December 31,	Amortization Expense
2015 (remaining nine months)	$5,518
2016	2,745
2017	2,683
2018	2,683
2019	2,611
Thereafter	14,991
Total expected future amortization	$31,231

Goodwill activity consisted of the following:
Balance as of December 31, 2014	$58,745
Acquisitions	567
Currency translation and other adjustments	(159)
Balance as of March 31, 2015	$59,153

5. Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31,	As of December 31,
	2015	2014
Payroll and related expenses	$5,196	$5,626
Warranty	4,170	4,215
Income tax payable	747	1,405
Other accrued expenses	962	882
Total	$11,075	$12,128
Activity related to warranties is as follows:

	For the three months ended March 31,
	2015	2014
Beginning warranty liability	$4,215	$3,857
Charge to cost of sales	406	931
Costs incurred	(451)	(1,010)
Ending warranty liability	$4,170	$3,778

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

6. Debt
Amended and Restated 2013 Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders (the "2013 Credit Facility"). The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, the Company amended and restated the 2013 Credit Facility (the “Amended and Restated 2013 Credit Facility”). The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50,000, (the "Term Loan"), subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck USA, Inc. ("Sport Truck") and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, the Company entered into the First Amendment to the Amended and Restated 2013 Credit Facility (the "First Amendment"). The First Amendment increased the Term Loan principal amount by $30,000 to a total of $56,750, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face Performance Products, Inc. and Easton Cycling (together "Race Face/Easton").
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At March 31, 2015, the one month LIBOR and prime rates were 0.18% and 3.25%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 31, 2015.
The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility:

As of March 31,
2015
Amount outstanding	$—
Available borrowing capacity	$60,000
Maximum borrowing capacity	$60,000
Interest rate at March 31, 2015	1.93%
Maturity date	December 12, 2019

As of March 31, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2015 (remaining nine months)	$2,128
2016	2,837
2017	4,256
2018	4,256
2019	35,813
Total	49,290
Less: current portion	(2,837)
Long-term debt less current portion	$46,453

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

Other Commitments—In connection with the acquisition of businesses, the Company has agreed to pay up to $44,700 in additional consideration and acquisition related compensation through 2017, contingent upon the achievement of certain financial performance goals and in some cases continued employment through 2016. A portion of the obligation is denominated in Canadian dollars. See Note 9 - Fair Value Measurements and Note 13 - Acquisitions. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

8. Stockholders' Equity
Share Repurchase Program
On November 3, 2014, the Company's Board of Directors authorized the repurchase of up to an aggregate of $40,000 in shares of our common stock under our stock repurchase program. Shares of common stock repurchased under this program are deemed issued but not outstanding. During the three months ended March 31, 2015, the Company repurchased 250 shares for a total of $3,733. At March 31, 2015, $35,696 remains available for repurchase under this plan. The repurchase program will expire on December 31, 2015 unless extended by the Board of Directors.
Equity Incentive Plans
During the three months ended March 31, 2015 and 2014, 44 and 265 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $117 and $1,156, respectively.  There were no stock options granted or forfeited during the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended March 31,
	2015	2014
Cost of sales	$11	$8
Sales and marketing	82	35
Research and development	23	12
General and administrative	936	766
Total	$1,052	$821

There were no restricted stock units granted, vested, or forfeited during the three months ended March 31, 2015 and 2014, respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

As of March 31, 2015, the Company had approximately $10,251 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.70 years. Additionally, as of March 31, 2015, the Company had approximately $603 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 2.10 years.

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
As of March 31, 2015, the carrying amount of the principal under the Company’s Amended and Restated 2013 Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of March 31, 2015, the Company used Level 2 inputs to determine the fair value of its Amended and Restated 2013 Credit Facility.
The Company measured its contingent consideration liability arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 13 - Acquisitions). The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated the probabilities of actual results exceeding the projection during various years of the earn-out at values ranging from 70% to 75% as of March 31, 2015, compared to an overall estimate of 75% for all annual periods at the acquisition date. Additionally, volatility was measured at 35% as of March 31, 2015, compared to 41% at the acquisition date. The fair value of contingent consideration was estimated at $21,304 as of March 31, 2015, an increase of $2,269 from the acquisition date valuation of $19,035 and an increase of $52 from the valuation at December 31, 2014. The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income for the three months ended March 31, 2015.

10. Income Taxes

	For the three months ended March 31,
	2015	2014
Provision for income taxes	$454	$1,728
Effective tax rates	37.1%	37.0%

For the three months ended March 31, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from state taxes as well as an increase to our liability for unrecognized tax benefits due to routine interest accruals. The increases were partially offset by a benefit from the domestic production activity deduction.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

For the three months ended March 31, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from state taxes, partially offset by a benefit for the domestic production activity deduction.

As of March 31, 2015, the Company had $7,809 of unrecognized tax benefits, of which approximately $7,028, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at March 31, 2015 could be reduced by approximately $1,323 in the next twelve months.

The Company's federal tax returns for 2011 forward are subject to examination by tax authorities.  The Company’s 2011 and 2012 state tax returns are currently under examination by the California Franchise Tax Board, and 2010 and 2013 forward California tax returns are subject to future examination.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended March 31,
	2015	2014
Net income	$770	$2,941
Weighted average shares used to compute basic earnings per share	37,052	36,419
Dilutive effect of employee stock plans	889	1,147
Weighted average shares used to compute diluted earnings per share	37,941	37,566
Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014, as none of these shares would have been antidilutive.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended March 31,
	2015	2014
United States	$32,793	$24,033
Asia	12,345	11,331
Europe	15,065	16,192
Rest of the world	7,585	4,552
Total sales	$67,788	$56,108
The Company’s long-lived assets by geographic location are as follows:

	As of March 31,	As of December 31,
	2015	2014
United States	$17,751	$16,579
International	2,735	3,180
Total long-lived assets	$20,486	$19,759

The following table summarizes total sales by product category:

	For the three months ended March 31,
	2015	2014
Bikes	$35,619	$33,687
Power vehicles	32,169	22,421
Total sales	$67,788	$56,108

13. Acquisitions
Sport Truck, USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck. The transaction was accounted for as a business combination. The Company paid cash of $40,770, plus the effective settlement of trade receivables in the amount of $473. In addition, certain members of Sport Truck’s executive management team agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the expected three year service period. In the three months ended March 31, 2015, the Company recognized $122 of acquisition related compensation expense related to the arrangement, which is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income. As of March 31, 2015, prepaid compensation of $476 and $469 is included in prepaids and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company agreed to contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated acquisition date fair value of the contingent consideration was $19,035, based on a Black-Scholes model, and is included in the computation of total consideration. See Note 9 - Fair Value Measurements.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Fair market values
Tangible assets acquired and liabilities assumed	$13,046
Intangible assets	35,270
Goodwill	11,962
Total	$60,278
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
The Company incurred $34 and $1,025 of transaction costs in conjunction with the Sport Truck acquisition for the three months ended March 31, 2015 and 2014, respectively, which is included in general and administrative expense in the accompanying condensed consolidated statements of income.
Race Face Performance and Easton Cycling Businesses
On December 12, 2014, the Company acquired certain assets and assumed certain liabilities of Race Face/Easton, which was engaged in the design, manufacture, and global distribution of performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts. In connection with the acquisition, the Company paid approximately $30,168. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of CAD $19,500, or approximately $15,405 US dollars at the exchange rate in effect at March 31, 2015, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In the three months ended March 31, 2015, the Company recognized $1,890 of acquisition related compensation related to the earn-out opportunity, which is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income. The Company incurred $405 of acquisition related costs in conjunction with the Race Face/Easton acquisition for the three months ended March 31, 2015, which is included in general and administrative expense in the accompanying consolidated statement of income.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

14. Related Party Agreement
In September 2014, the Company entered into an agreement with Compass Group Diversified Holdings, LLC ("Compass") to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. Compass purchased a controlling interest in the Company in January, 2008, and beneficially owned approximately 41.0% of our outstanding common stock at March 31, 2015. Fees for services provided under this arrangement are estimated to be approximately $100 annually. The agreement will terminate on March 31, 2016 unless terminated earlier by either party.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Payments made under this lease were $301 and $293 for the three months ended March 31, 2015 and 2014, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission ("SEC") on March 2, 2015 and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied discussed in Item 1A, "Risk Factors" of Part I of our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015 could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
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
Critical Accounting Policies and Estimates
Self-Insurance. Beginning in January 2015, the Company is partially self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. There have been no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended March 31,
(in thousands)	2015	2014
Sales	$67,788	$56,108
Cost of sales	49,005	39,091
Gross profit	18,783	17,017
Operating expenses:
Sales and marketing	5,297	3,844
Research and development	3,402	3,135
General and administrative	4,641	3,930
Amortization of purchased intangibles	1,840	1,361
Fair value adjustment of contingent consideration and acquisition related compensation	2,064	—
Total operating expenses	17,244	12,270
Income from operations	1,539	4,747
Other expense, net:
Interest expense	330	110
Other income, net	(15)	(32)
Other expense, net	315	78
Income before income taxes	1,224	4,669
Provision for income taxes	454	1,728
Net income	$770	$2,941
The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended March 31,
	2015	2014
Sales	100.0%	100.0%
Cost of sales	72.3	69.7
Gross profit	27.7	30.3
Operating expenses:
Sales and marketing	7.8	6.9
Research and development	5.0	5.6
General and administrative	6.8	7.0
Amortization of purchased intangibles	2.7	2.4
Fair value adjustment of contingent consideration and acquisition related compensation	3.0	—
Total operating expenses	25.3	21.9
Income from operations	2.4	8.4
Other expense, net:
Interest expense	0.5	0.2
Other income, net	—	(0.1)
Other expense, net	0.5	0.1
Income before income taxes	1.9	8.3
Provision for income taxes	0.7	3.1
Net income	1.2%	5.2%

Three months ended March 31, 2015 compared to three months ended March 31, 2014
Sales

	For the three months ended March 31,
(in millions)	2015	2014	Change ($)	Change (%)
Bikes	$35.6	$33.7	$1.9	5.7%
Power Vehicles	32.2	22.4	9.7	43.5%
Total sales	$67.8	$56.1	$11.7	20.8%
Sales for the three months ended March 31, 2015 increased approximately $11.7 million, or 20.8%, compared to the same period in 2014. The sales increase reflects 43.5% growth in powered vehicle products and a 5.7% increase in bike products for the three months ended March 31, 2015 compared to the same prior year period. The increase in sales of powered vehicle products was primarily due to the acquisition of Sport Truck, partially offset by decreases in off-road product sales as a result of model year change-over in the Ford Raptor program. The increase in bike sales was attributable to the inclusion of RaceFace/Easton's sales, which was partially offset by a decrease in mountain bike suspension sales due to various factors including an increased competitive environment in certain bike product categories.
Cost of sales

	For the three months ended March 31,
(in millions)	2015	2014	Change ($)	Change (%)
Cost of sales	$49.0	$39.1	$9.9	25.3%
Cost of sales for the three months ended March 31, 2015 increased approximately $9.9 million, or 25.3%, compared to the same period in 2014. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain operational and accounting impacts affecting gross margin which are discussed below.
For the three months ended March 31, 2015 our gross margin was 27.7% compared to 30.3% for the same period in 2014. The 2.6% decrease in our gross profit margin was attributable primarily to $1.1 million in amortization of acquired inventory step up related to RaceFace/Easton which represents 1.6% of the decline, with the balance attributable to inefficiencies caused by the West Coast port slowdown including higher logistics costs and lower labor efficiency.
Operating expenses

	For the three months ended March 31,
(in millions)	2015	2014	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$5.3	$3.8	$1.5	39.5%
Research and development	3.4	3.1	0.3	9.7%
General and administrative	4.6	3.9	0.7	17.9%
Amortization of purchased intangibles	1.8	1.4	0.4	28.6%
Fair value adjustment of contingent consideration and acquisition related compensation	2.1	—	2.1	—%
Total operating expenses	$17.2	$12.2	$5.0	41.0%

Total operating expenses for the three months ended March 31, 2015 increased approximately $5.0 million, or 41.0%, over the same period in 2014. When expressed as a percentage of sales, operating expenses increased to 25.3% of sales for the three months ended March 31, 2015 compared to 21.9% of sales in the same period in 2014. The increase was due primarily to the inclusion of Sport Truck's and RaceFace/Easton's (our "recently acquired entities") operating expenses, including fair value adjustments, within our consolidated results for the three months ended March 31, 2015.
Within operating expenses, our sales and marketing expense increases were primarily due to additional personnel, promotional activities and outside services related to promoting our company and brand, building our global infrastructure, and the inclusion of $1.2 million of our recently acquired entities' sales and marketing expense in our results. Our research and development expense increased in the three months ended March 31, 2015 due to $0.4 million of expense incurred at our recently acquired entities, offset by slight decreases in various other research and development activities. Our general and administrative expense increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to $0.9 million of expense incurred at Sport Truck and RaceFace/Easton and a $0.2 million expense related to a shelf offering filed in March 2015, offset by reductions in acquisition costs and various other general and administrative expenses.
Amortization of purchased intangible assets in the three months ended March 31, 2015 increased by approximately $0.5 million, primarily as a result of our recent acquisitions.
During the three months ended March 31, 2015, we incurred $2.1 million in acquisition related compensation in connection with the recent acquisitions, primarily resulting from management earn-out expenses.
Income from operations

	For the three months ended March 31,
(in millions)	2015	2014	Change ($)	Change (%)
Income from operations	$1.5	$4.7	$(3.2)	(68.1)%
As a result of the factors discussed above, income from operations for the three months ended March 31, 2015 decreased approximately $3.2 million, or 68.1%, compared to income from operations in the same period in 2014.
Other expense, net

	For the three months ended March 31,
(in millions)	2015	2014	Change ($)	Change (%)
Other expense, net:
Interest expense	0.3	0.1	$0.2	200.0%
Other income, net	—	—	—	—%
Other expense, net	$0.3	$0.1	$0.2	200.0%
Other expense, net for the three months ended March 31, 2015 increased by approximately $0.2 million to $0.3 million in the three months ended March 31, 2015, compared to $0.1 million in the same period in 2014. Interest expense increased in the three months ended March 31, 2015 by $0.2 million due to additional borrowings used to fund acquisitions.
Income taxes

	For the three months ended March 31,
(in millions)	2015	2014	Change ($)	Change (%)
Income tax expenses	$0.5	$1.7	$(1.2)	(70.6)%
The effective tax rates were 37.1% and 37.0% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the difference between our effective rate and the 35% federal statutory rate was due to state taxes as well as increases to our liability for unrecognized tax benefits due to routine interest accruals. The increases were partially offset by a benefit from the the domestic production activity deduction. For the three months ended March 31, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from state taxes, partially offset by a benefit for the domestic production activity deduction.
Net income

	For the three months ended March 31,
(in millions)	2015	2014	Change ($)	Change (%)
Net income	$0.8	$2.9	$(2.1)	(72.4)%
As a result of the factors described above, our net income decreased $2.1 million, or 72.4%, to $0.8 million in the three months ended March 31, 2015 from $2.9 million for the same period in 2014.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, debt payments, and capital expenditures. We have generally financed our historical liquidity needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the three months ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in) operating activities	$9,599	$(396)
Net cash used in investing activities	(2,307)	(43,230)
Net cash (used in) provided by financing activities	(4,137)	43,939
Effect of exchange rate changes on cash	(163)	6
Increase in cash and cash equivalents	$2,992	$319
Operating activities
Cash provided by (used in) operating activities consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation including related excess tax benefits, changes in fair value of contingent consideration, and deferred income taxes, offset by net cash invested in working capital.
In the three months ended March 31, 2015, cash provided by operating activities was $9.6 million and consisted of net income of $0.8 million plus non-cash items totaling $4.7 million plus changes in operating assets and liabilities and other adjustments totaling $4.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.9 million and stock-based compensation of $1.1 million, offset by a $0.2 million change in deferred taxes and an excess tax benefit from the exercise of stock options of $0.2 million. Cash generated by changes in operating assets and liabilities is a result of a decrease in accounts receivable of $7.9 million and an increase in accounts payable of $10.4 million, partially offset by increases in inventory and prepaid and other assets of $12.4 million and $0.8 million, respectively, as well as an increase in income taxes payable of $0.5 million. The increase in inventory and corresponding increase in accounts payable are due to seasonal impacts as we prepare for the Spring selling season. The reduction in accounts receivable is also attributable to seasonality as the first quarter of each year is typically our lowest of the year. Additionally, the increase in prepaid expenses and other current assets resulted primarily from annual contracts being renewed in the first quarter.

In the three months ended March 31, 2014, cash used in operating activities was $0.4 million. Net income of $2.9 million plus non-cash items totaling $1.3 million were offset by changes in operating assets and liabilities totaling $4.7 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.0 million and stock-based compensation of $0.8 million, offset by an excess tax benefit from the exercise of stock options of $1.1 million and a $0.5 million change in deferred taxes. Cash used related to operating assets and liabilities consisted primarily of an increase in inventory of $7.0 million, and a decrease in accrued expenses of $3.4 million, partially offset by a decrease in accounts receivable of $5.1 million and an increase in accounts payable of $2.4 million, primarily driven by normal growth of our business, seasonal impacts in anticipation of the Spring selling season, and expenses incurred related to the Sport Truck acquisition. Additionally, there was an increase in prepaid expenses and other assets of $2.7 million, resulting primarily from prepaid compensation expense related to amounts paid for Sport Truck and reoccurring payments made under our corporate insurance programs, offset by an increase in income tax payable of approximately $1.1 million.
Investing activities
Cash used in investing activities relates to strategic acquisitions of businesses and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the three months ended March 31, 2015, cash used in investing activities was $2.3 million which consisted of $1.5 million in purchases of property and equipment and well as $0.8 million in consideration paid for our acquisition of a supplier to our Sport Truck subsidiary.
In the three months ended March 31, 2014, cash used in investing activities was $43.2 million, which included $40.9 million paid for the asset acquisition of Sport Truck and $1.4 million in consideration paid for other assets. Additionally, we invested $0.9 million in property and equipment.
Financing activities
Cash (used in) provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the three months ended March 31, 2015, net cash used in financing activities was $4.1 million, which consisted primarily of $3.7 million paid to repurchase our common stock under the buyback program authorized in 2014. We also made net repayments of $0.7 million of term debt under the 2013 Amended and Restated Credit Facility, partially offset by $0.3 million provided by the exercise of stock options.
In the three months ended March 31, 2014, net cash provided by financing activities was $43.9 million, which consisted primarily of proceeds from issuance of debt of $49.7 million net of origination fees, and net repayments of $8.0 million, all under the 2013 Amended and Restated Credit Facility, and $2.2 million from the exercise of stock options.

Amended and Restated 2013 Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan principal amount by $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extend the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton.
The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the Amended and Restated 2013 Credit Facility. We were in compliance with the covenants as of March 31, 2015.

Other Commitments

No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and filed with the SEC on March 2, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties. In addition to the risks and uncertainties discussed elsewhere , you should carefully consider the risks and uncertainties described below. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
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
•failure to develop new products that are innovative, high-performance and reliable;
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
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Freight arriving at West Coast ports must be offloaded from ships by longshoremen, none of whom are our employees. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns which may occur as was experienced on the weekend of February 7-8, 2015, where West Coast ports were shut down as a result of a labor dispute. The ongoing labor dispute then led to an additional port shutdown for four days between February 12, 2015 and February 16, 2015. While the West Coast ports labor dispute ended with a five year agreement, it lasted longer than we forecasted and negatively affected our operating results. Any similarly occurring labor dispute could potentially have a negative effect on both our current period and future period operating results.

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
Additionally, with the acquisition of Race Face/Easton, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian dollars. The acquisition also included approximately $15.4 million of earn-out compensation contingently payable, denominated in Canadian Dollars. Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.

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
In connection with our purchase of the business of Sport Truck in March 2014, we entered into the Amended and Restated 2013 Credit Facility, which provided a maturing secured Term Loan in the principal amount of $50.0 million. On December 12, 2014, in connection with the acquisition of RaceFace/Easton, the Company entered into the First Amendment to the Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated Credit Facility through December 12, 2019. Borrowings under our Amended and Restated 2013 Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Amended and Restated 2013 Credit Facility will increase our interest expense.
As of March 31, 2015, we had $49.3 of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $49.3 million of variable interest rate indebtedness that was outstanding as of March 31, 2015, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.1 million change to our interest expense for the three months ended March 31, 2015.

We are subject to certain risks in our manufacturing and in the testing of our products.
As of March 31, 2015, we employed approximately 1,000 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations for the rule started on May 31, 2014 and are required annually thereafter. We are required to comply with the reporting obligations beginning with our current fiscal year ended December 31, 2015. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.
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
We may incur higher employee costs in the future.
 We maintain a self-insured healthcare plan for our US based employees. We have insurance coverage in place for individual claims above a specified amount in any year. Inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Continued increases in our healthcare costs could adversely affect our earnings, financial condition and liquidity.
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
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million. Under the terms of the asset purchase agreement for the acquisition, we will be obligated to make additional earn-out payments up to an aggregate of approximately $29.3 million if the EBITDA of the acquired business for the years ending December 31, 2014, 2015 and 2016 exceeds approximately $8.4 million, $10.8 million and $13.5 million, respectively, subject to a maximum payment of approximately $8.1 million, $9.9 million and $11.3 million for each respective year. In accounting for the acquisition of Sport Truck, we established a contingent consideration liability of $19.0 million at the acquisition date. As of March 31, 2015, the recorded fair value contingent consideration liability was $21.3 million, based on the application of the Black-Scholes model to management’s financial projections.
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
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $30.2 million. The terms of the asset purchase agreement include a potential earn-out opportunity of up to a maximum of $15.4 million, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We will recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and the payment of amounts due could adversely impact our liquidity, financial condition and results of operations.

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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of March 31, 2015, we had 36,871,531 shares of common stock outstanding of which 17,827,417 are freely tradable in the public market. As of March 31, 2015, 19,044,114 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which 36,871,531 shares were outstanding as of March 31, 2015. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of March 31, 2015, Compass beneficially owns approximately 41.0% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 51.6% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. Compass may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
1/1 - 1/31	—	$—	—	$39,429,194
2/1 - 2/28	16,684	$14.95	16,684	$39,179,720
3/1 - 3/31	233,587	$14.91	233,587	$35,695,902
Total	250,271	$14.92	250,271	$35,695,902

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
May 6, 2015		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)