Form 10-Q
period 2015-06-30
FOX FACTORY HOLDING CORP
filed 2015-08-05
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2015, there were 36,951,699 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,188	$4,212
Accounts receivable (net of allowances of $379 and $348 at June 30, 2015 and December 31, 2014, respectively)	51,676	39,221
Inventory	78,808	59,191
Prepaids and other current assets	10,304	6,257
Deferred tax assets	7,344	4,298
Total current assets	154,320	113,179
Property, plant and equipment, net	22,436	19,759
Goodwill	59,181	58,745
Intangibles, net	61,425	65,184
Other assets	1,231	1,570
Total assets	$298,593	$258,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,267	$30,371
Accrued expenses	20,055	12,128
Liability reserve for uncertain tax positions	9,287	7,785
Current portion of long-term debt	2,837	2,837
Current portion of contingent consideration	7,150	7,704
Total current liabilities	83,596	60,825
Line of credit	20,000	—
Long-term debt, less current portion	45,744	47,163
Deferred rent	726	681
Deferred tax liabilities	7,152	7,414
Contingent consideration, less current portion	6,300	13,548
Total liabilities	163,518	129,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000 authorized and no shares issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value—90,000 authorized; 37,258 shares issued and 36,952 outstanding as of June 30, 2015; 37,117 shares issued and 37,078 outstanding as of December 31, 2014	37	37
Additional paid-in capital	95,804	97,006
Accumulated other comprehensive loss	(468)	(406)
Retained earnings	39,702	32,169
Total stockholders’ equity	135,075	128,806
Total liabilities and stockholders’ equity	$298,593	$258,437
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Sales	$97,171	$86,374	$164,959	$142,482
Cost of sales	67,303	59,421	116,308	98,512
Gross profit	29,868	26,953	48,651	43,970
Operating expenses:
Sales and marketing	6,140	5,118	11,437	8,962
Research and development	4,158	3,625	7,560	6,760
General and administrative	4,855	4,678	9,496	8,608
Amortization of purchased intangibles	1,839	1,674	3,679	3,035
Fair value adjustment of contingent consideration and acquisition related compensation	2,339	122	4,403	122
Total operating expenses	19,331	15,217	36,575	27,487
Income from operations	10,537	11,736	12,076	16,483
Other expense, net:
Interest expense	414	321	744	431
Other expense (income), net	2	(125)	(13)	(157)
Other expense, net	416	196	731	274
Income before income taxes	10,121	11,540	11,345	16,209
Provision (benefit) for income taxes	3,358	(41)	3,812	1,687
Net income	$6,763	$11,581	$7,533	$14,522
Earnings per share:
Basic	$0.18	$0.32	$0.20	$0.40
Diluted	$0.18	$0.31	$0.20	$0.38
Weighted average shares used to compute earnings per share:
Basic	36,921	36,648	36,986	36,534
Diluted	37,827	37,812	37,883	37,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income	$6,763	$11,581	$7,533	$14,522
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax effects	4	3	(62)	9
Other comprehensive (loss) income	4	3	(62)	9
Comprehensive income	$6,767	$11,584	$7,471	$14,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$7,533	$14,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,789	4,535
Cost of goods on acquired inventory step up	1,084	348
Provision for doubtful accounts	25	22
Stock-based compensation	2,412	1,922
Excess tax benefit from exercise of stock options	(471)	(1,662)
(Gain) loss on disposal of property and equipment	(46)	3
Deferred taxes	(3,028)	(1,865)
Amortization of loan fees	99	87
Change in fair value of contingent consideration	52	—
Changes in operating assets and liabilities:
Accounts receivable	(12,380)	(4,044)
Inventory	(20,593)	(12,185)
Income taxes payable	4,621	1,000
Prepaids and other assets	(3,851)	(2,592)
Accounts payable	13,852	5,987
Accrued expenses	5,186	(1,895)
Deferred rent	45	(130)
Net cash provided by operating activities	329	4,053
INVESTING ACTIVITIES:
Acquisition of businesses	(765)	(40,770)
Purchases of property and equipment	(4,593)	(2,244)
Acquisition of other assets	—	(1,401)
Proceeds from sale of property and equipment	82	—
Net cash used in investing activities	(5,276)	(44,415)
FINANCING ACTIVITIES:
Proceeds from line of credit	34,000	13,000
Payments on line of credit	(14,000)	(21,000)
Payment of contingent consideration liability	(7,854)	—
Proceeds from issuance of debt, net of origination fees of $278	—	49,722
Repurchase of common stock	(3,993)	—
Repayment of debt	(1,419)	(4,625)
Proceeds (repurchases) from stock compensation, net	(92)	1,750
Excess tax benefit from exercise of stock options	471	1,662
Net cash provided by financing activities	7,113	40,509

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(190)	26
CHANGE IN CASH AND CASH EQUIVALENTS	1,976	173
CASH AND CASH EQUIVALENTS—Beginning of period	4,212	1,683
CASH AND CASH EQUIVALENTS—End of period	$6,188	$1,856

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,565	$2,506
Interest	$641	$342
Non-cash investing and financing activities:
Contingent consideration - acquisition of Sport Truck USA, Inc.	$—	$19,035
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

Summary of Significant Accounting Policies - Self-Insurance. Beginning in January 2015, the Company is partially self-insured for its U.S. employee health and welfare benefits.  The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims.  The estimate for claims incurred as of June 30, 2015 is $573 and is recorded within accrued expenses on the condensed consolidated balance sheets. There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that have had a material impact on our condensed consolidated financial statements and related notes.

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
Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers". This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and the Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. In July 2015, the FASB affirmed a proposal to defer the effective date of ASU 2014-09. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.

Reclassifications- We have reclassified certain prior period amounts within our condensed consolidated balance sheet for the year ended December 31, 2014, the condensed consolidated statements of income for the three and six months ended June 30, 2014, and the condensed consolidated statement of cash flows for the six months ended June 30, 2014 to conform to our current year presentation.

2. Inventory
Inventory consisted of the following:

	As of June 30,	As of December 31,
	2015	2014
Raw materials	$56,104	$39,655
Work-in-process	2,612	1,568
Finished goods	20,092	17,968
Total inventory	$78,808	$59,191

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of June 30,	As of December 31,
	2015	2014
Machinery and manufacturing equipment	$20,879	$17,739
Information systems, office equipment and furniture	6,184	5,297
Transportation equipment	2,072	2,041
Building and land	3,469	3,469
Leasehold improvements	6,490	5,971
Total	39,094	34,517
Less: accumulated depreciation and amortization	(16,658)	(14,758)
Property, plant and equipment, net	$22,436	$19,759

4. Intangibles, net
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
June 30, 2015:
Customer relationships	$36,511	$(10,646)	$25,865	13
Core technology	33,700	(30,534)	3,166	8
Patents	835	(467)	368	5
Total	71,046	(41,647)	29,399
Trademarks and brands, not subject to amortization			32,026
Total			$61,425
December 31, 2014:
Customer relationships	$36,555	$(9,144)	$27,411	13
Core technology	33,700	(28,438)	5,262	8
Patents	835	(394)	441	5
Total	71,090	(37,976)	33,114
Trademarks and brands, not subject to amortization			32,070
Total			$65,184

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Amortization of intangibles	$1,839	$1,674	$3,679	$3,035

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Future amortization expense for finite-lived intangibles as of June 30, 2015 is as follows:

For the years ending December 31,	Amortization Expense
2015 (remaining six months)	$3,680
2016	2,747
2017	2,685
2018	2,686
2019	2,613
Thereafter	14,988
Total expected future amortization	$29,399

Goodwill activity consisted of the following:
Balance as of December 31, 2014	$58,745
Acquisitions	567
Currency translation and other adjustments	(131)
Balance as of June 30, 2015	$59,181

5. Accrued Expenses
Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2015	2014
Payroll and related expenses	$10,096	$5,626
Warranty	4,324	4,215
Income tax payable	4,087	1,405
Other accrued expenses	1,548	882
Total	$20,055	$12,128
Activity related to warranties is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Beginning warranty liability	$4,170	$3,778	$4,215	$3,857
Charge to cost of sales	697	978	1,103	1,717
Fair value of warranty assumed in acquisition	—	—	—	192
Costs incurred	(543)	(876)	(994)	(1,886)
Ending warranty liability	$4,324	$3,880	$4,324	$3,880

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

6. Debt
Amended and Restated 2013 Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders (the "2013 Credit Facility"). The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, the Company amended and restated the 2013 Credit Facility (the “Amended and Restated 2013 Credit Facility”). The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50,000, (the "Term Loan"), subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck USA, Inc. ("Sport Truck") and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, the Company entered into the First Amendment to the Amended and Restated 2013 Credit Facility (the "First Amendment"). The First Amendment increased the Term Loan principal amount by $30,000 to a total of $56,750, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face Performance Products, Inc. and Easton Cycling (together "Race Face/Easton"). On May 29, 2015 the Company entered into a Second Amendment to the Amended and Restated 2013 Credit Facility solely to revise the definition of "Continuing Director" contained therein.
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At June 30, 2015, the one month LIBOR and prime rates were 0.19% and 3.25%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 30, 2015.
The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility:

As of June 30,
2015
Amount outstanding	$20,000
Available borrowing capacity	$40,000
Maximum borrowing capacity	$60,000
Interest rate at June 30, 2015	2.35%
Maturity date	December 12, 2019

As of June 30, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2015 (remaining six months)	$1,419
2016	2,837
2017	4,256
2018	4,256
2019	35,813
Total	48,581
Less: current portion	(2,837)
Long-term debt less current portion	$45,744

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

Other Commitments—In connection with the acquisition of businesses, the Company has agreed to pay up to $36,945 in additional consideration and acquisition related compensation through 2017, contingent upon the achievement of certain financial performance goals and in some cases continued employment through 2016. A portion of the obligation is denominated in Canadian dollars. See Note 9 - Fair Value Measurements and Note 13 - Acquisitions. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

8. Stockholders' Equity
Share Repurchase Program
On November 3, 2014, the Company's Board of Directors authorized the repurchase of up to an aggregate of $40,000 in shares of our common stock under our stock repurchase program. Shares of common stock repurchased under this program are deemed issued but not outstanding. During the six months ended June 30, 2015, the Company repurchased 268 shares for a total of $3,993. At June 30, 2015, $35,436 remains available for repurchase under this plan. The repurchase program will expire on December 31, 2015 unless extended by the Board of Directors.
Equity Incentive Plans
During the six months ended June 30, 2015 and 2014, 53 and 421 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $170 and $1,750, respectively.  There were no stock options granted or forfeited during the six months ended June 30, 2015. There were no options granted and there were 19 options forfeited during the six months ended June 30, 2014.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Cost of sales	20	12	31	20
Sales and marketing	126	81	208	116
Research and development	49	30	72	42
General and administrative	1,165	978	2,101	1,744
Total	$1,360	$1,101	$2,412	$1,922

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the six months ended June 30, 2015.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2014	780	17.30
Granted	227	16.68
Forfeited	(1)	17.12
Vested	(105)	17.16
Unvested at June 30, 2015	901	$17.16

As of June 30, 2015, the Company had approximately $13,073 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.82 years. Additionally, as of June 30, 2015, the Company had approximately $513 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.93 years.

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
As of June 30, 2015, the carrying amount of the principal under the Company’s Amended and Restated 2013 Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of June 30, 2015, the Company used Level 2 inputs to determine the fair value of its Amended and Restated 2013 Credit Facility.
The Company measured its contingent consideration liability arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 13 - Acquisitions). The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the projected financial results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated the probabilities of actual results exceeding the projection during various years of the earn-out at values ranging from 70% to 75% as of June 30, 2015, compared to an overall estimate of 75% for all annual periods at the acquisition date. Additionally, volatility was measured at 35% as of June 30, 2015, compared to 41% at the acquisition date. The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2015.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 31, 2014	$21,252
Change in fair value	52
Payment of contingent liability	(7,854)
Balance at June 30, 2015	$13,450

10. Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Provision for income taxes	$3,358	$(41)	$3,812	$1,687
Effective tax rates	33.2%	(0.4)%	33.6%	10.4%

For the three and six months ended June 30, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the benefit from domestic production activity deduction and tax credits, partially offset by state taxes.

For the three and six months ended June 30, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from a second quarter discrete tax benefit of $3,848, or $0.10 per basic and fully diluted share for the three months ended June 30, 2014 and $0.11 and $0.10 per basic and fully diluted share, respectively, for the six months ended June 30, 2014, related to the reapportionment of income amongst the jurisdictions where the Company does business. The Company periodically evaluates opportunities to enhance tax efficiencies and to minimize tax liabilities through operating, legal and administrative strategies. The reapportionment benefit relates to tax years 2009 through 2013 and resulted from the Company's examination of evolving laws, existing court cases, and its business practices. The tax benefit includes the impact of a reduction in the rate used to measure the Company's net deferred tax liability and unrecognized tax benefit. The benefit was accounted for as a change in estimate. The effective tax rate for the three and six months ended June 30, 2014 was also benefited by the domestic production activity deduction, partially offset by 2014 state taxes.

As of June 30, 2015, the Company had $9,287 of unrecognized tax benefits, of which approximately $8,397, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at June 30, 2015 could be reduced by approximately $1,323 in the next twelve months.

The Company's federal tax returns for 2011 forward are subject to examination by tax authorities.  The Company’s 2011 and 2012 state tax returns are currently under examination by the California Franchise Tax Board, and 2009 and 2013 forward California tax returns are subject to future examination.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income	$6,763	$11,581	$7,533	$14,522
Weighted average shares used to compute basic earnings per share	36,921	36,648	36,986	36,534
Dilutive effect of employee stock plans	906	1,164	897	1,200
Weighted average shares used to compute diluted earnings per share	37,827	37,812	37,883	37,734
Earnings per share:
Basic	$0.18	$0.32	$0.20	$0.40
Diluted	$0.18	$0.31	$0.20	$0.38
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014, as none of these shares would have been antidilutive.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
United States	$40,562	$39,143	$73,355	$63,176
Asia	36,390	28,099	48,735	39,430
Europe	14,461	15,036	29,526	31,230
Rest of the world	5,758	4,096	13,343	8,646
Total sales	$97,171	$86,374	$164,959	$142,482

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company’s long-lived assets by geographic location are as follows:

	As of June 30,	As of December 31,
	2015	2014
United States	$19,745	$16,579
International	2,691	3,180
Total long-lived assets	$22,436	$19,759

The following table summarizes total sales by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Bikes	$61,557	$49,653	$97,179	$83,339
Power vehicles	35,614	36,721	67,780	59,143
Total sales	$97,171	$86,374	$164,959	$142,482

13. Acquisitions
Sport Truck, USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck. The transaction was accounted for as a business combination. The Company paid cash of $40,770, plus the effective settlement of trade receivables in the amount of $473. In addition, certain members of Sport Truck’s executive management team agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the expected three year service period. In the three and six months ended June 30, 2015, the Company recognized $122 and $240 of acquisition related compensation expense, respectively, related to the arrangement, which is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income. As of June 30, 2015, prepaid compensation of $476 and $351 is included in prepaids and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.
The Company agreed to total contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated acquisition date fair value of the contingent consideration was $19,035, based on a Black-Scholes model, and is included in the computation of total consideration. As of June 30, 2015, $7,854 of contingent consideration has been paid under this arrangement. See Note 9 - Fair Value Measurements.

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
The Company incurred $222 and $1,247 of transaction costs in conjunction with the Sport Truck acquisition for the three and six months ended June 30, 2014, and $0 and $34 for the three and six months ended 2015, respectively which is included in general and administrative expense in the accompanying condensed consolidated statements of income.
Race Face Performance and Easton Cycling Businesses
On December 12, 2014, the Company acquired certain assets and assumed certain liabilities of Race Face/Easton, which was engaged in the design, manufacture, and global distribution of performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts. In connection with the acquisition, the Company paid approximately $30,168. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of CAD $19,500, or approximately $15,795 US dollars at the exchange rate in effect at June 30, 2015, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In the three and six months ended June 30, 2015, the Company recognized $2,221 and $4,111, respectively, of acquisition related compensation related to the earn-out opportunity, which is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income. The Company incurred $135 and $540 of acquisition related costs in conjunction with the Race Face/Easton acquisition for the three and six months ended June 30, 2015, respectively, which is included in general and administrative expense in the accompanying condensed consolidated statements of income.
The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary, subject to the completion of the Company's validation of working capital and completion of its intangible valuation procedures, with the assistance of specialists. Goodwill acquired is expected to be deductible for income tax purposes.

14. Related Party Agreement
In September 2014, the Company entered into an agreement with Compass Group Diversified Holdings, LLC ("Compass") to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. Compass purchased a controlling interest in the Company in January, 2008, and beneficially owned approximately 40.9% of our outstanding common stock at June 30, 2015. Fees for services provided under this arrangement are estimated to be approximately $100 annually. The agreement will terminate on March 31, 2016 unless terminated earlier by either party.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Payments made under this lease were $301 and $602 for the three and six months ended June 30, 2015, respectively, and $293 and $586 for the three and six months ended June 30, 2014, respectively.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Sales	$97,171	$86,374	$164,959	$142,482
Cost of sales	67,303	59,421	116,308	98,512
Gross profit	29,868	26,953	48,651	43,970
Operating expenses:
Sales and marketing	6,140	5,118	11,437	8,962
Research and development	4,158	3,625	7,560	6,760
General and administrative	4,855	4,678	9,496	8,608
Amortization of purchased intangibles	1,839	1,674	3,679	3,035
Fair value adjustment of contingent consideration and acquisition related compensation	2,339	122	4,403	122
Total operating expenses	19,331	15,217	36,575	27,487
Income from operations	10,537	11,736	12,076	16,483
Other expense, net:
Interest expense	414	321	744	431
Other expense (income), net	2	(125)	(13)	(157)
Other expense, net	416	196	731	274
Income before income taxes	10,121	11,540	11,345	16,209
Provision (benefit) for income taxes	3,358	(41)	3,812	1,687
Net income	$6,763	$11,581	$7,533	$14,522
The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3	68.8	70.5	69.1
Gross profit	30.7	31.2	29.5	30.9
Operating expenses:
Sales and marketing	6.3	5.9	6.9	6.3
Research and development	4.3	4.2	4.6	4.7
General and administrative	5.0	5.4	5.8	6.0
Amortization of purchased intangibles	1.9	1.9	2.2	2.1
Fair value adjustment of contingent consideration and acquisition related compensation	2.4	0.1	2.7	0.1
Total operating expenses	19.9	17.5	22.2	19.2
Income from operations	10.8	13.7	7.3	11.7
Other expense, net:
Interest expense	0.4	0.4	0.5	0.3
Other income, net	—	(0.1)	—	(0.1)
Other expense, net	0.4	0.3	0.5	0.2
Income before income taxes	10.4	13.4	6.8	11.5
Provision (benefit) for income taxes	3.5	—	2.3	1.2
Net income	6.9%	13.4%	4.5%	10.3%

Three months ended June 30, 2015 compared to three months ended June 30, 2014
Sales

	For the three months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Bikes	$61.6	$49.7	$11.9	23.9%
Power Vehicles	35.6	36.7	(1.1)	(3.0)
Total sales	$97.2	$86.4	$10.8	12.5%
Sales for the three months ended June 30, 2015 increased approximately $10.8 million, or 12.5%, compared to the same period in 2014. The sales increase reflects a 23.9% increase in bike products partially offset by a 3.0% decline in powered vehicle products for the three months ended June 30, 2015 compared to the same prior year period. The increase in bike product sales was primarily due to the inclusion of RaceFace/Easton's sales, as well as an increase in mountain bike suspension sales. The decrease in sales of powered vehicle products was due to lower sales to Ford as a result of the model year change-over in the Ford Raptor program, partially offset by higher sales to other OEMs.
Cost of sales

	For the three months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Cost of sales	$67.3	$59.4	$7.9	13.3%
Cost of sales for the three months ended June 30, 2015 increased approximately $7.9 million, or 13.3%, compared to the same period in 2014. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain operational and business impacts affecting gross margin which are discussed below.
For the three months ended June 30, 2015 our gross margin was 30.7% compared to 31.2% for the same period in 2014. The decrease in our gross profit margin was attributable primarily to changes in product and customer mix as well as supply chain and production inefficiencies associated with the logistics of ramping up bike rear shock production in Taiwan. We also made additional investments to increase our U.S. production capacity for anticipated future power vehicle demand.
Operating expenses

	For the three months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$6.1	$5.1	$1.0	19.6%
Research and development	4.2	3.6	0.6	16.7
General and administrative	4.9	4.7	0.2	4.3
Amortization of purchased intangibles	1.8	1.7	0.1	5.9
Fair value adjustment of contingent consideration and acquisition related compensation	2.3	0.1	2.2	2,200.0
Total operating expenses	$19.3	$15.2	$4.1	27.0%
Total operating expenses for the three months ended June 30, 2015 increased approximately $4.1 million, or 27.0%, over the same period in 2014. When expressed as a percentage of sales, operating expenses increased to 19.9% of sales for the three months ended June 30, 2015 compared to 17.5% of sales in the same period in 2014. The increase was due primarily to the inclusion of RaceFace/Easton's operating expenses, including acquisition related compensation, within our consolidated results for the three months ended June 30, 2015.

Within operating expenses, our sales and marketing expenses increased approximately $1.0 million of which $0.7 million was due to RaceFace/Easton. Research and Development increased approximately $0.6 million due to RaceFace/Easton as well as investments in new products and technologies to maintain our premium position in the marketplace and pursue new markets. General and administrative expenses were relatively consistent with the prior year, as increases due to the inclusion of $0.3 million of RaceFace/Easton's expenses as well as $0.2 million in ERP design costs were largely offset by a decrease of $0.4 million in offering expenses as well as decreases in various other general and administrative categories.
Amortization of purchased intangible assets in the three months ended June 30, 2015 increased by approximately $0.1 million, primarily as a result of our recent acquisitions.
During the three months ended June 30, 2015, we incurred $2.3 million in acquisition related compensation in connection with management earn-out arrangements.
Income from operations

	For the three months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Income from operations	$10.5	$11.7	$(1.2)	(10.3)%
As a result of the factors discussed above, income from operations for the three months ended June 30, 2015 decreased approximately $1.2 million, or 10.3%, compared to income from operations in the same period in 2014.
Other expense, net

	For the three months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.4	$0.3	$0.1	33.3%
Other income, net	—	(0.1)	0.1	(100.0)
Other expense, net	$0.4	$0.2	$0.2	100.0%
Other expense, net for the three months ended June 30, 2015 increased by approximately $0.2 million to $0.4 million in the three months ended June 30, 2015, compared to $0.2 million in the same period in 2014. Interest expense increased in the three months ended June 30, 2015 by $0.1 million due to additional borrowings.
Income taxes

	For the three months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Provision (benefit) for income taxes	$3.4	$—	$3.4	N/A
The effective tax rates were 33.2% for the three months ended June 30, 2015 and a benefit of 0.4% for the three months ended June 30, 2014. For the three months ended June 30, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the benefit from domestic production activity deduction and tax credits, partially offset by state taxes. For the three months ended June 30, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from a second quarter discrete tax benefit of $3,848, related to the reapportionment of income amongst the jurisdictions where the Company does business, partially offset by state taxes.

Net income

	For the three months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Net income	$6.8	$11.6	$(4.8)	(41.4)%
As a result of the factors described above, our net income decreased $4.8 million, or 41.4%, to $6.8 million in the three months ended June 30, 2015 from $11.6 million for the same period in 2014.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
Sales

	For the six months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Bikes	$97.2	$83.3	$13.9	16.7%
Power Vehicles	67.8	59.1	8.7	14.7
Total sales	$165.0	$142.4	$22.6	15.9%
Sales for the six months ended June 30, 2015 increased approximately $22.6 million, or 15.9%, compared to the same period in 2014. The sales increase reflects a 16.7% increase in bike products and 14.7% growth in powered vehicle products for the six months ended June 30, 2015 compared to the same prior year period. The increase in bike product sales was attributable to the inclusion of RaceFace/Easton's sales, which was partially offset by a decrease in mountain bike suspension sales due to various factors including an increased competitive environment in certain bike product categories. The increase in sales of powered vehicle products was primarily due to the acquisition of Sport Truck, partially offset by decreases in off-road product sales as a result of model year change-over in the Ford Raptor program.
Cost of sales

	For the six months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Cost of sales	$116.3	$98.5	$17.8	18.1%
Cost of sales for the six months ended June 30, 2015 increased approximately $17.8 million, or 18.1%, compared to the same period in 2014. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain operational, business, and acquisition related charges affecting gross margin which are discussed below.
For the six months ended June 30, 2015 our gross margin was 29.5% compared to 30.9% for the same period in 2014. The 1.4% decrease in our gross profit margin was attributable primarily to costs incurred in the first quarter of 2015 related to the West Coast port slowdown, amortization of acquired inventory step up related to RaceFace/Easton, with the balance attributable to changes in product and customer mix as well as investments made to align our U.S. production capacity with anticipated power vehicle demand.

Operating expenses

	For the six months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$11.4	$9.0	$2.4	26.7%
Research and development	7.6	6.8	0.8	11.8
General and administrative	9.5	8.6	0.9	10.5
Amortization of purchased intangibles	3.7	3.0	0.7	23.3
Fair value adjustment of contingent consideration and acquisition related compensation	4.4	0.1	4.3	4,300.0
Total operating expenses	$36.6	$27.5	$9.1	33.1%
Total operating expenses for the six months ended June 30, 2015 increased approximately $9.1 million, or 33.1%, over the same period in 2014. When expressed as a percentage of sales, operating expenses increased to 22.2% of sales for the six months ended June 30, 2015 compared to 19.2% of sales in the same period in 2014. The increase was due primarily to the inclusion of Sport Truck's and RaceFace/Easton's operating expenses, including fair value adjustments, within our consolidated results for the six months ended June 30, 2015.
Within operating expenses, our sales and marketing expense increases were primarily due to the inclusion of $1.9 million of Sport Truck's and RaceFace/Easton's expenses. Our research and development expense increased in the six months ended June 30, 2015 due to $0.9 million of expense incurred at Sport Truck and RaceFace/Easton, offset by slight decreases in various other research and development activities due to normal timing of project-related expenses. Our general and administrative expense increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to $1.2 million of expense incurred at Sport Truck and RaceFace/Easton, $0.2 million expense related to a shelf registration statement filed in March 2015, $0.2 million related to our global design of our ERP program, offset by a $0.6 million reduction in acquisition costs.
Amortization of purchased intangible assets in the six months ended June 30, 2015 increased by approximately $0.7 million, primarily as a result of our recent acquisitions.
During the six months ended June 30, 2015, we incurred $4.4 million in acquisition related compensation in connection with the recent acquisitions, primarily resulting from management earn-out expenses.
Income from operations

	For the six months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Income from operations	$12.1	$16.5	$(4.4)	(26.7)%
As a result of the factors discussed above, income from operations for the six months ended June 30, 2015 decreased approximately $4.4 million, or 26.7%, compared to income from operations in the same period in 2014.

Other expense, net

	For the six months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Other expense, net:
Interest expense	0.7	0.4	$0.3	75.0%
Other income, net	—	(0.2)	0.2	(100.0)%
Other expense, net	$0.7	$0.2	$0.5	250.0%
Other expense, net for the six months ended June 30, 2015 increased by approximately $0.5 million to $0.7 million in the six months ended June 30, 2015, compared to $0.2 million in the same period in 2014. Interest expense increased in the six months ended June 30, 2015 by $0.3 million due to additional borrowings used primarily to fund acquisitions.
Income taxes

	For the six months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Provision (benefit) for income taxes	$3.8	$1.7	$2.1	123.5%
The effective tax rates were 33.6% and 10.4% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the difference between our effective rate and the 35% federal statutory rate resulted primarily from the benefit from domestic production activity deduction and tax credits, partially offset by state taxes. For the six months months ended June 30, 2014, the difference between our effective rate and the 35% federal statutory rate resulted primarily from the $3.8 million reapportionment benefit. Additionally, our effective tax rate was benefited as a result of the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.
Net income

	For the six months ended June 30,
(in millions)	2015	2014	Change ($)	Change (%)
Net income	$7.5	$14.5	$(7.0)	(48.3)%
As a result of the factors described above, our net income decreased $7.0 million, or 48.3%, to $7.5 million in the six months ended June 30, 2015 from $14.5 million for the same period in 2014.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, acquisitions, debt payments, and capital expenditures. We have generally financed our historical liquidity needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology.

A summary of our operating, investing and financing activities are shown in the following table:

	For the six months ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$329	$4,053
Net cash used in investing activities	(5,276)	(44,415)
Net cash provided by financing activities	7,113	40,509
Effect of exchange rate changes on cash	(190)	26
Increase in cash and cash equivalents	$1,976	$173
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation including related excess tax benefits, recognition of acquired inventory step up adjustments, changes in fair value of contingent consideration, and deferred income taxes, offset by net cash invested in working capital.
In the six months ended June 30, 2015, cash provided by operating activities was $0.3 million and consisted of net income of $7.5 million plus non-cash items totaling $5.9 million less changes in operating assets and liabilities totaling $13.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $5.8 million, stock-based compensation of $2.4 million, and cost of goods on acquired inventory step up of $1.1 million, which was partially offset by a change in deferred taxes of $3.0 million. Our investment in operating assets and liabilities is a result of an increase in inventory and accounts receivable and $20.6 million and $12.4 million, respectively, offset by an increase in accounts payable of $13.9 million. The increase in accounts receivable reflects higher sales in the second quarter. The increase in inventory and corresponding increase in accounts payable are due to preparation for the third quarter which has historically been our peak season. Further, our accrued expenses increased $5.2 million due primarily to accruals for acquisition related earn out expense.

In the six months ended June 30, 2014, cash provided by operating activities was $4.1 million and consisted of net income of
$14.5 million plus non-cash items totaling $3.4 million less changes in operating assets and liabilities and other adjustments totaling $13.9 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $4.5 million and stock-based compensation of $1.9 million, offset by an excess tax benefit from the exercise of stock options of $1.7 million and a $1.9 million change in deferred taxes. Cash invested in operating assets and liabilities is a result of increases in inventory and accounts receivable of $12.2 million and $4.0 million, respectively, and a decrease in accrued expenses of $1.9 million, partially offset by increases in accounts payable and income taxes payable of $6.0 million and $1.0 million, respectively. Our working capital investment is driven by normal growth of our business. Additionally, there was an increase in prepaid expenses and other current assets of $2.6 million, resulting primarily from prepaid compensation expense related to amounts paid for Sport Truck and renewal payments made under our corporate insurance programs.
Investing activities
Cash used in investing activities relates to strategic acquisitions of businesses and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the six months ended June 30, 2015, cash used in investing activities was $5.3 million which consisted of $4.6 million in purchases of property and equipment and well as $0.8 million in consideration paid for our acquisition of a supplier to our Sport Truck subsidiary in the first quarter of 2015.
In the six months ended June 30, 2014, cash used in investing activities was $44.4 million, which included $40.8 million paid for the asset acquisition of Sport Truck and $1.4 million in consideration paid for other assets. Additionally, we invested $2.2 million in property and equipment.
Financing activities
Cash provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.

In the six months ended June 30, 2015, net cash provided by financing activities was $7.1 million, which consisted primarily of net borrowings of $20.0 million under our line of credit, offset by a payment of $7.9 million in contingent consideration related to our 2014 acquisition of Sport Truck. Additionally, we paid $4.0 million to repurchase our common stock under the buyback program authorized in 2014, and made repayments of $1.4 million of term debt under the 2013 Amended and Restated Credit Facility.

In the six months ended June 30, 2014, net cash provided by financing activities was $40.5 million, which consisted primarily of proceeds from issuance of debt of $49.7 million net of origination fees, and net repayments of $8.0 million, all under the 2013 Amended and Restated Credit Facility, and $3.4 million from the exercise of stock options.

Amended and Restated 2013 Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan principal amount by $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. On May 29, 2015 the Company entered into a Second Amendment to the Amended and Restated 2013 Credit Facility solely to revise the definition of "Continuing Director" contained therein.
The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the Amended and Restated 2013 Credit Facility. We were in compliance with the covenants as of June 30, 2015.

Other Commitments

Other than the payment of $7.9 million in contingent consideration made in April 2015 related to our 2014 acquisition of Sport Truck, no other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
Product development requires significant financial, technological and other resources. While we expended approximately 13.6 million, 10.4 million and 9.7 million for our research and development efforts in 2014, 2013 and 2012, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the United States and countries in Europe. These areas are either in the process of recovering from recession or, in some cases, are still struggling with recession, disruption in banking and/or financial systems, economic weakness and uncertainty. In addition, our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, the availability of consumer credit, strength of local currencies, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
Additionally, with the acquisition of Race Face/Easton, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian dollars. The acquisition also included approximately $15.8 million of earn-out compensation contingently payable, denominated in Canadian Dollars. Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.

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
As of June 30, 2015, we had $68.6 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $68.6 million of variable interest rate indebtedness that was outstanding as of June 30, 2015, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.3 million change to our interest expense for the six months ended June 30, 2015.

We are subject to certain risks in our manufacturing and in the testing of our products.
As of June 30, 2015, we employed approximately 1,400 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. Reporting obligations for the rule started on May 31, 2014 and are required annually thereafter. We are required to comply with the reporting obligations beginning with our current fiscal year ended December 31, 2015. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.
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
In May 2015, we began the process of implementing a global enterprise resource planning (ERP). The new ERP will be phased in over the next few fiscal years. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.
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
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million. As of June 30, 2015, we are obligated to make additional earn-out payments up to an aggregate of approximately $21.2 million if the EBITDA of the acquired business for the years ending December 31, 2015 and 2016 exceeds approximately $10.8 million and $13.5 million, respectively, subject to a maximum payment of approximately $9.9 million and $11.3 million for each respective year. In accounting for the acquisition of Sport Truck, we established a contingent consideration liability of $19.0 million at the acquisition date. As of June 30, 2015, the recorded fair value contingent consideration liability was $13.5 million, net of payments made to date, based on the application of the Black-Scholes model to management’s financial projections.
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
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $30.2 million. The terms of the asset purchase agreement include a potential earn-out opportunity of up to a maximum of $15.8 million, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We will recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and the payment of amounts due could adversely impact our liquidity, financial condition and results of operations.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of June 30, 2015, we had 36,951,699 shares of common stock outstanding of which 17,898,838 are freely tradable in the public market. As of June 30, 2015, 19,052,861 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which 36,951,699 shares were outstanding as of June 30, 2015. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of June 30, 2015, Compass beneficially owns approximately 40.9% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 51.6% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. Compass may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
4/1/ - 4/30	17,332	$14.98	17,332	$35,436,312
5/1 - 5/31	—	$—	—
6/1 - 6/30	—	$—	—
Total	17,332	$14.98	17,332	$35,436,312

(1) On November 3, 2014, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expires on December 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated May 29, 2015.	8-K	001-36040	May 29, 2015

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
August 5, 2015		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)