Form 10-Q
period 2015-09-30
FOX FACTORY HOLDING CORP
filed 2015-11-04
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, there were 36,975,511 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,100	$4,212
Accounts receivable (net of allowances of $531 and $348 at September 30, 2015 and December 31, 2014, respectively)	57,137	39,221
Inventory	78,292	59,191
Prepaids and other current assets	11,383	6,257
Deferred tax assets	8,238	4,298
Total current assets	160,150	113,179
Property, plant and equipment, net	24,644	19,759
Goodwill	57,705	58,745
Intangibles, net	62,033	65,184
Other assets	1,063	1,570
Total assets	$305,595	$258,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,374	$30,371
Accrued expenses	22,444	12,128
Reserve for uncertain tax positions	8,208	7,785
Current portion of long-term debt	2,837	2,837
Current portion of contingent consideration	6,950	7,704
Total current liabilities	89,813	60,825
Line of credit	12,000	—
Long-term debt, less current portion	45,035	47,163
Deferred rent	710	681
Deferred tax liabilities	7,152	7,414
Contingent consideration, less current portion	6,300	13,548
Total liabilities	161,010	129,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000 authorized and no shares issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value—90,000 authorized; 37,366 shares issued and 36,976 outstanding as of September 30, 2015; 37,117 shares issued and 37,078 outstanding as of December 31, 2014	37	37
Additional paid-in capital	95,478	97,006
Accumulated other comprehensive loss	(1,223)	(406)
Retained earnings	50,293	32,169
Total stockholders’ equity	144,585	128,806
Total liabilities and stockholders’ equity	$305,595	$258,437
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Sales	$106,171	$90,148	$271,130	$232,630
Cost of sales	71,385	61,601	187,693	160,113
Gross profit	34,786	28,547	83,437	72,517
Operating expenses:
Sales and marketing	5,981	5,282	17,418	14,244
Research and development	4,641	3,468	12,201	10,228
General and administrative	5,932	4,218	15,428	12,826
Amortization of purchased intangibles	2,756	1,684	6,435	4,719
Fair value adjustment of contingent consideration and acquisition related compensation	1,655	(16)	6,058	106
Total operating expenses	20,965	14,636	57,540	42,123
Income from operations	13,821	13,911	25,897	30,394
Other expense, net:
Interest expense	422	291	1,166	722
Other (income) expense, net	(182)	1	(195)	(156)
Other expense, net	240	292	971	566
Income before income taxes	13,581	13,619	24,926	29,828
Provision for income taxes	2,990	3,328	6,802	5,015
Net income	$10,591	$10,291	$18,124	$24,813
Earnings per share:
Basic	$0.29	$0.28	$0.49	$0.68
Diluted	$0.28	$0.27	$0.48	$0.66
Weighted average shares used to compute earnings per share:
Basic	36,991	36,904	36,988	36,658
Diluted	37,855	37,853	37,874	37,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$10,591	$10,291	$18,124	$24,813
Other comprehensive loss:
Foreign currency translation adjustments, net of tax effects	(755)	(138)	(817)	(129)
Other comprehensive loss	(755)	(138)	(817)	(129)
Comprehensive income	$9,836	$10,153	$17,307	$24,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$18,124	$24,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,710	7,073
Cost of goods on acquired inventory step up	812	737
Provision for doubtful accounts	40	17
Stock-based compensation	3,685	2,965
Excess tax benefit from exercise of stock options	(401)	(3,046)
(Gain) loss on disposal of property and equipment	(64)	2
Deferred taxes	(3,431)	(3,322)
Amortization of loan fees	149	134
Change in fair value of contingent consideration	(148)	(137)
Changes in operating assets and liabilities:
Accounts receivable	(19,109)	(5,305)
Inventory	(21,939)	(4,595)
Income taxes payable	2,445	1,479
Prepaids and other assets	(4,846)	(2,685)
Accounts payable	19,254	330
Accrued expenses	8,777	447
Deferred rent	29	(180)
Net cash provided by operating activities	13,087	18,727
INVESTING ACTIVITIES:
Acquisition of businesses	(765)	(40,770)
Purchases of property and equipment	(8,161)	(3,717)
Acquisition of other assets	—	(1,401)
Proceeds from sale of property and equipment	127	106
Net cash used in investing activities	(8,799)	(45,782)
FINANCING ACTIVITIES:
Proceeds from line of credit	34,000	15,000
Payments on line of credit	(22,000)	(23,000)
Payment of contingent consideration liability	(7,854)	—
Proceeds from issuance of debt, net of origination fees of $278	—	49,722
Repurchase of common stock	(5,236)	—
Repayment of debt	(2,128)	(19,250)
Proceeds (repurchases) from stock compensation, net	(378)	1,830
Excess tax benefit from exercise of stock options	401	3,046
Net cash (used in) provided by financing activities	(3,195)	27,348

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(205)	(39)
CHANGE IN CASH AND CASH EQUIVALENTS	888	254
CASH AND CASH EQUIVALENTS—Beginning of period	4,212	1,683
CASH AND CASH EQUIVALENTS—End of period	$5,100	$1,937

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$8,322	$6,791
Interest	$1,009	$586
Non-cash investing and financing activities:
Contingent consideration - acquisition of Sport Truck USA, Inc.	$—	$19,035
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

Summary of Significant Accounting Policies - Self-Insurance. Since January 2015, the Company has been partially self-insured for its U.S. employee health and welfare benefits.  The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims.  The estimate for claims incurred as of September 30, 2015 is $462 and is recorded within accrued expenses on the condensed consolidated balance sheets. There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that have had a material impact on our condensed consolidated financial statements and related notes.

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
Recent Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers". This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted after December 15, 2016. The Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company has not yet developed an expectation of the impact that adoption will have on its consolidated financial statements.

Reclassifications- We have reclassified certain prior period amounts within our condensed consolidated balance sheet for the year ended December 31, 2014, the condensed consolidated statements of income for the three and nine months ended September 30, 2014, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2014 to conform to our current year presentation.

2. Inventory
Inventory consisted of the following:

	As of September 30,	As of December 31,
	2015	2014
Raw materials	$53,167	$39,655
Work-in-process	2,547	1,568
Finished goods	22,578	17,968
Total inventory	$78,292	$59,191

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of September 30,	As of December 31,
	2015	2014
Machinery and manufacturing equipment	$21,666	$17,739
Information systems, office equipment and furniture	8,429	5,297
Transportation equipment	2,150	2,041
Building and land	3,469	3,469
Leasehold improvements	6,671	5,971
Total	42,385	34,517
Less: accumulated depreciation and amortization	(17,741)	(14,758)
Property, plant and equipment, net	$24,644	$19,759

4. Intangibles, net
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
September 30, 2015:
Customer relationships	$39,016	$(12,080)	$26,936	13
Core technology	32,900	(31,484)	1,416	8
Other	1,335	(814)	521	4
Total	73,251	(44,378)	28,873
Trademarks and brands, not subject to amortization			33,160
Total			$62,033
December 31, 2014:
Customer relationships	$36,555	$(9,144)	$27,411	13
Core technology	33,700	(28,438)	5,262	8
Other	835	(394)	441	5
Total	71,090	(37,976)	33,114
Trademarks and brands, not subject to amortization			32,070
Total			$65,184

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Amortization of intangibles	$2,756	$1,684	$6,435	$4,719

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Future amortization expense for finite-lived intangibles as of September 30, 2015 is as follows:

For the years ending December 31,	Amortization Expense
2015 (remaining three months)	$2,087
2016	2,889
2017	2,675
2018	2,675
2019	2,608
Thereafter	15,939
Total expected future amortization	$28,873

Goodwill activity consisted of the following:
Balance as of December 31, 2014	$58,745
Acquisitions	567
Purchase accounting adjustments - Refer to Note 13, Acquisitions	(1,395)
Currency translation and other adjustments	(212)
Balance as of September 30, 2015	$57,705

5. Accrued Expenses
Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2015	2014
Payroll and related expenses	$7,126	$5,352
Management earn-out	6,124	274
Warranty	4,180	4,215
Income tax payable	2,960	1,405
Other accrued expenses	2,054	882
Total	$22,444	$12,128
Activity related to warranties is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Beginning warranty liability	$4,324	$3,880	$4,215	$3,857
Charge to cost of sales	430	1,160	1,532	2,877
Fair value of warranty assumed in acquisition	—	—	—	192
Costs incurred	(574)	(667)	(1,567)	(2,553)
Ending warranty liability	$4,180	$4,373	$4,180	$4,373

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
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At September 30, 2015, the one month LIBOR and prime rates were 0.20% and 3.25%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 30, 2015.
The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility:

As of September 30,
2015
Amount outstanding	$12,000
Available borrowing capacity	$48,000
Maximum borrowing capacity	$60,000
Interest rate at September 30, 2015	1.95%
Maturity date	December 12, 2019

As of September 30, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2015 (remaining three months)	$710
2016	2,837
2017	4,256
2018	4,256
2019	35,813
Total	47,872
Less: current portion	(2,837)
Long-term debt less current portion	$45,035

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

Other Commitments—As of September 30, 2015, in connection with the acquisition of businesses, the Company has agreed to pay up to $35,693 in additional consideration and acquisition related compensation through 2017, contingent upon the achievement of certain financial performance goals and in some cases continued employment through 2016. A portion of the obligation is denominated in Canadian dollars. See Note 9 - Fair Value Measurements and Note 13 - Acquisitions. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

8. Stockholders' Equity
Share Repurchase Program
On November 3, 2014, the Company's Board of Directors authorized the repurchase of up to an aggregate of $40,000 in shares of our common stock under our stock repurchase program. Shares of common stock repurchased under this program are deemed issued but not outstanding. During the nine months ended September 30, 2015, the Company repurchased 351 shares for a total of $5,236. Since the inception of the program, the Company has repurchased 390 shares for a total of $5,807. At September 30, 2015, $34,193 remains available for repurchase under this plan. The repurchase program will expire on December 31, 2015 unless extended by the Company's Board of Directors.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Cost of sales	25	12	55	32
Sales and marketing	113	79	321	196
Research and development	54	22	126	54
General and administrative	1,081	930	3,183	2,683
Total	$1,273	$1,043	$3,685	$2,965

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the nine months ended September 30, 2015.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2014	780	$17.30
Granted	246	$16.60
Forfeited	(2)	$17.12
Vested	(230)	$17.36
Unvested at September 30, 2015	794	$17.07

During the nine months ended September 30, 2015 and 2014, 53 and 581 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $170 and $2,493, respectively.  There were no stock options granted or forfeited during the nine months ended September 30, 2015. There were no options granted and there were 58 options forfeited during the nine months ended September 30, 2014.

As of September 30, 2015, the Company had approximately $12,174 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.63 years. Additionally, as of September 30, 2015, the Company had approximately $436 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.72 years.

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
As of September 30, 2015, the carrying amount of the principal under the Company’s Amended and Restated 2013 Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of September 30, 2015, the Company used Level 2 inputs to determine the fair value of its Amended and Restated 2013 Credit Facility.
The Company measured its contingent consideration liability arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 13 - Acquisitions). The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the projected financial results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated the probabilities of actual results exceeding the projection during various years of the earn-out at values ranging from 70% to 75% as of September 30, 2015, compared to an overall estimate of 75% for all annual periods at the acquisition date. Additionally, volatility was measured at 35% as of September 30, 2015, compared to 41% at the acquisition date. The change in fair value is recorded as a component of

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2015.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 31, 2014	$21,252
Change in fair value	(148)
Payment of contingent liability	(7,854)
Balance at September 30, 2015	$13,250

10. Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Provision for income taxes	$2,990	$3,328	$6,802	$5,015
Effective tax rates	22.0%	24.4%	27.3%	16.8%

For the three and nine months ended September 30, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the reversal of certain tax reserves as a result of the expiration of the statute of limitation in certain tax jurisdictions, as well as from the benefit from domestic production activity deduction and tax credits. These benefits were partially offset by state taxes.

For the three and nine months ended September 30, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from a second quarter discrete tax benefit of $3,848, or $0.10 per basic and fully diluted share related to the reapportionment of income amongst the jurisdictions where the Company does business. The Company periodically evaluates opportunities to enhance tax efficiencies and to minimize tax liabilities through operating, legal and administrative strategies. The reapportionment benefit relates to tax years 2009 through 2013 and resulted from the Company's examination of evolving laws, existing court cases, and its business practices. The tax benefit includes the impact of a reduction in the rate used to measure the Company's net deferred tax liability and unrecognized tax benefit. The benefit was accounted for as a change in estimate. Additionally, for the three and nine months ended September 30, 2014, the effective tax rate benefited from the expiration of the statute of limitations in certain jurisdictions and from the domestic production activity deduction. These income tax benefits were partially offset by state taxes.

As of September 30, 2015, the Company had $8,208 of unrecognized tax benefits, of which approximately $7,420, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at September 30, 2015 could be reduced by approximately $1,298 in the next twelve months.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$10,591	$10,291	$18,124	$24,813
Weighted average shares used to compute basic earnings per share	36,991	36,904	36,988	36,658
Dilutive effect of employee stock plans	864	949	886	1,115
Weighted average shares used to compute diluted earnings per share	37,855	37,853	37,874	37,773
Earnings per share:
Basic	$0.29	$0.28	$0.49	$0.68
Diluted	$0.28	$0.27	$0.48	$0.66
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, as none of these shares would have been antidilutive.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
United States	$45,579	$36,647	$118,934	$99,823
Asia	30,427	23,996	79,162	63,426
Europe	22,755	23,521	52,281	54,751
Rest of the world	7,410	5,984	20,753	14,630
Total sales	$106,171	$90,148	$271,130	$232,630

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company’s long-lived assets by geographic location are as follows:

	As of September 30,	As of December 31,
	2015	2014
United States	$21,893	$16,579
International	2,751	3,180
Total long-lived assets	$24,644	$19,759

The following table summarizes total sales by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Bikes	$61,490	$52,850	$158,668	$136,190
Power vehicles	44,681	37,298	112,462	96,440
Total sales	$106,171	$90,148	$271,130	$232,630

13. Acquisitions
Sport Truck, USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck. The transaction was accounted for as a business combination. The Company paid cash of $40,770, plus the effective settlement of trade receivables in the amount of $473. In addition, certain members of Sport Truck’s executive management team agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and will be recognized as compensation expense over the expected three year service period. In the three and nine months ended September 30, 2015, the Company recognized $118 and $358 of acquisition related compensation expense, respectively, related to the arrangement, which is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income. As of September 30, 2015, prepaid compensation of $476 and $233 is included in prepaids and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheet.
The Company agreed to total contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated acquisition date fair value of the contingent consideration was $19,035, based on a Black-Scholes model, and is included in the computation of total consideration. As of September 30, 2015, $7,854 of contingent consideration has been paid under this arrangement. See Note 9 - Fair Value Measurements.

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
The Company incurred $157 and $1,402 of transaction costs in conjunction with the Sport Truck acquisition for the three and nine months ended September 30, 2014, and $0 and $34 for the three and nine months ended September 30, 2015, respectively which is included in general and administrative expense in the accompanying condensed consolidated statements of income.
Race Face Performance and Easton Cycling Businesses
On December 12, 2014, the Company acquired certain assets and assumed certain liabilities of Race Face/Easton, which was engaged in the design, manufacture, and global distribution of performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts. In connection with the acquisition, the Company paid approximately $29,857. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of CAD $19,500, or approximately $14,543 US dollars at the exchange rate in effect at September 30, 2015, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In the three and nine months ended September 30, 2015, the Company recognized $1,737 and $5,848, respectively, of acquisition related compensation related to the earn-out opportunity, which is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income. The Company incurred $105 and $645 of acquisition related costs in conjunction with the Race Face/Easton acquisition for the three and nine months ended September 30, 2015, respectively, which is included in general and administrative expense in the accompanying condensed consolidated statements of income.
The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary, subject to the Company's completion of its intangible valuation procedures, with the assistance of specialists. During the three months ended September 30, 2015, the Company refined its estimate based on preliminary valuation, resulting in an adjustment to goodwill of $1,395. Goodwill acquired is expected to be deductible for income tax purposes.

14. Related Party Agreement
In September 2014, the Company entered into an agreement with Compass Group Diversified Holdings, LLC ("Compass") to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. Compass purchased a controlling interest in the Company in January, 2008, and beneficially owned approximately 40.9% of our outstanding common stock at September 30, 2015. Fees for services provided under this arrangement are estimated to be approximately $100 annually. The agreement will terminate on March 31, 2016 unless terminated earlier by either party.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Payments made under this lease were $301 and $903 for the three and nine months ended September 30, 2015, respectively, and $293 and $879 for the three and nine months ended September 30, 2014, respectively.

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
Critical Accounting Policies and Estimates
Self-Insurance. Since January 2015, the Company has been partially self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. There have been no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015.

Recent Accounting Pronouncements

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Seasonality
Our business is seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. We believe this seasonality is due to the delivery of new products.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Sales	$106,171	$90,148	$271,130	$232,630
Cost of sales	71,385	61,601	187,693	160,113
Gross profit	34,786	28,547	83,437	72,517
Operating expenses:
Sales and marketing	5,981	5,282	17,418	14,244
Research and development	4,641	3,468	12,201	10,228
General and administrative	5,932	4,218	15,428	12,826
Amortization of purchased intangibles	2,756	1,684	6,435	4,719
Fair value adjustment of contingent consideration and acquisition related compensation	1,655	(16)	6,058	106
Total operating expenses	20,965	14,636	57,540	42,123
Income from operations	13,821	13,911	25,897	30,394
Other expense, net:
Interest expense	422	291	1,166	722
Other expense (income), net	(182)	1	(195)	(156)
Other expense, net	240	292	971	566
Income before income taxes	13,581	13,619	24,926	29,828
Provision for income taxes	2,990	3,328	6,802	5,015
Net income	$10,591	$10,291	$18,124	$24,813
The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	68.3	69.2	68.8
Gross profit	32.8	31.7	30.8	31.2
Operating expenses:
Sales and marketing	5.6	5.9	6.4	6.1
Research and development	4.4	3.8	4.5	4.4
General and administrative	5.6	4.7	5.7	5.5
Amortization of purchased intangibles	2.6	1.9	2.4	2.0
Fair value adjustment of contingent consideration and acquisition related compensation	1.6	—	2.2	—
Total operating expenses	19.8	16.3	21.2	18.0
Income from operations	13.0	15.4	9.6	13.2
Other expense, net:
Interest expense	0.4	0.3	0.4	0.3
Other income, net	(0.2)	—	(0.1)	(0.1)
Other expense, net	0.2	0.3	0.3	0.2
Income before income taxes	12.8	15.1	9.3	13.0
Provision for income taxes	2.8	3.7	2.5	2.2
Net income	10.0%	11.4%	6.8%	10.8%

Three months ended September 30, 2015 compared to three months ended September 30, 2014
Sales

	For the three months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Bikes	$61.5	$52.9	$8.6	16.3%
Power Vehicles	44.7	37.3	7.4	19.8
Total sales	$106.2	$90.2	$16.0	17.7%
Sales for the three months ended September 30, 2015 increased approximately $16.0 million, or 17.7%, compared to the same period in 2014. The sales increase reflects a 16.3% increase in bike products and a 19.8% increase in powered vehicle products for the three months ended September 30, 2015 compared to the same prior year period. The increase in bike product sales was primarily due to the inclusion of Race Face/Easton's sales. The increase in sales of powered vehicle products was due to higher OEM sales as compared to the previous period.
Cost of sales

	For the three months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Cost of sales	$71.4	$61.6	$9.8	15.9%
Cost of sales for the three months ended September 30, 2015 increased approximately $9.8 million, or 15.9%, compared to the same period in 2014. The increase in cost of sales was driven primarily by an increase in product sales.
For the three months ended September 30, 2015 our gross margin was 32.8% compared to 31.7% for the same period in 2014. The increase in our gross profit margin was attributable primarily to improved efficiencies, effects of purchase accounting adjustments, and cost savings gained from our ongoing transition of bike product manufacturing to Taiwan, partially offset by changes in product and customer mix.
Operating expenses

	For the three months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$6.0	$5.3	$0.7	13.2%
Research and development	4.6	3.5	1.1	31.4
General and administrative	5.9	4.2	1.7	40.5
Amortization of purchased intangibles	2.8	1.7	1.1	64.7
Fair value adjustment of contingent consideration and acquisition related compensation	1.7	—	1.7	—
Total operating expenses	$21.0	$14.7	$6.3	42.9%
Total operating expenses for the three months ended September 30, 2015 increased approximately $6.3 million, or 42.9%, over the same period in 2014. When expressed as a percentage of sales, operating expenses increased to 19.8% of sales for the three months ended September 30, 2015 compared to 16.3% of sales in the same period in 2014. The increase was due primarily to the inclusion of Race Face/Easton's operating expenses, including acquisition related compensation and amortization expense, within our consolidated results for the three months ended September 30, 2015, as well as spending to support the growth of the business and brand.

Within operating expenses, our sales and marketing expenses increased approximately $0.7 million attributable primarily to Race Face/Easton. Research and Development increased approximately $1.1 million due to $0.5 incurred at Race Face/Easton as well as investments in our mountain bike and power vehicle product lines aimed at new products and technologies to maintain our premium position in the marketplace and pursue new markets. General and administrative expenses increased approximately $1.7 million, due to the inclusion of $0.4 million of Race Face/Easton's expenses, inclusion of $0.3 million of expenses related to our ERP program, increase of $0.8 million in payroll and related costs, including stock compensation, as well as nominal changes in various other general and administrative categories.
Amortization of purchased intangible assets in the three months ended September 30, 2015 increased by approximately $1.1 million, as a result of our acquisition of Race Face/Easton.
During the three months ended September 30, 2015, we incurred $1.7 million in acquisition related compensation in connection with management earn-out arrangements.
Income from operations

	For the three months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Income from operations	$13.8	$13.9	$(0.1)	(0.7)%
As a result of the factors discussed above, income from operations for the three months ended September 30, 2015 decreased approximately $0.1 million, or 0.7%, compared to income from operations in the same period in 2014.
Other expense, net

	For the three months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.4	$0.3	$0.1	33.3%
Other income, net	(0.2)	—	(0.2)	NA
Other expense, net	$0.2	$0.3	$(0.1)	(33.3)%
Other expense, net for the three months ended September 30, 2015 decreased by approximately $0.1 million to $0.2 million in the three months ended September 30, 2015, compared to $0.3 million in the same period in 2014. Interest expense increased in the three months ended September 30, 2015 by $0.1 million due to additional borrowings. Other income, net increased by $0.2 million due to gains on foreign currency transactions.
Income taxes

	For the three months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Provision for income taxes	$3.0	$3.3	$(0.3)	(9.1)%
The effective tax rates were 22.0% and 24.4% for the three months ended September 30, 2015 and September 30, 2014, respectively. For the three months ended September 30, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the reversal of certain tax reserves as a result of the expiration of the statute of limitation in certain tax jurisdictions, as well as from the benefit from domestic production activity deduction and tax credits. These benefits were partially offset by state taxes. For the three months ended September 30, 2014, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the expiration of the statute of limitations that allowed us to release a liability for unrecognized tax benefits relating to the uncertainty of amortization and depreciation expenses which were a result of Compass’ acquisition of us in 2008, the domestic production activity deduction. These benefits were partially offset by state taxes.

Net income

	For the three months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Net income	$10.6	$10.3	$0.3	2.9%
As a result of the factors described above, our net income increased $0.3 million, or 2.9%, to $10.6 million in the three months ended September 30, 2015 from $10.3 million for the same period in 2014.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Sales

	For the nine months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Bikes	$158.7	$136.2	$22.5	16.5%
Power Vehicles	112.5	96.4	16.1	16.7
Total sales	$271.2	$232.6	$38.6	16.6%
Sales for the nine months ended September 30, 2015 increased approximately $38.6 million, or 16.6%, compared to the same period in 2014. The sales increase reflects a 16.5% increase in bike products and 16.7% growth in powered vehicle products for the nine months ended September 30, 2015 compared to the same prior year period. The increase in bike product sales was attributable to the inclusion of Race Face/Easton's sales, which was partially offset by a decrease in mountain bike suspension sales due to various factors including an increased competitive environment in certain bike product categories. The increase in sales of powered vehicle products was primarily due to the acquisition of Sport Truck as well as an increase in power sport product sales, partially offset by decreases in off-road product sales as a result of model year change-over in the Ford Raptor program.
Cost of sales

	For the nine months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Cost of sales	$187.7	$160.1	$27.6	17.2%
Cost of sales for the nine months ended September 30, 2015 increased approximately $27.6 million, or 17.2%, compared to the same period in 2014. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin which are discussed below.
For the nine months ended September 30, 2015 our gross margin was 30.8% compared to 31.2% for the same period in 2014. The 0.4% decrease in our gross profit margin was attributable primarily to costs incurred in the first quarter of 2015 related to the West Coast port slowdown with the balance attributable to changes in product and customer mix as well as investments made to align our U.S production capacity with anticipated power vehicle demand.

Operating expenses

	For the nine months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$17.4	$14.2	$3.2	22.5%
Research and development	12.2	10.2	2.0	19.6
General and administrative	15.4	12.8	2.6	20.3
Amortization of purchased intangibles	6.4	4.7	1.7	36.2
Fair value adjustment of contingent consideration and acquisition related compensation	6.1	0.1	6.0	6,000.0
Total operating expenses	$57.5	$42.0	$15.5	36.9%
Total operating expenses for the nine months ended September 30, 2015 increased approximately $15.5 million, or 36.9%, over the same period in 2014. When expressed as a percentage of sales, operating expenses increased to 21.2% of sales for the nine months ended September 30, 2015 compared to 18.0% of sales in the same period in 2014. The increase was due primarily to the inclusion of Sport Truck's and Race Face/Easton's operating expenses, including acquisition related expenses, within our consolidated results for the nine months ended September 30, 2015.
Within operating expenses, our sales and marketing expense increases were primarily due to the inclusion of $2.4 million of Sport Truck's and Race Face/Easton's expenses, with the balance attributable primarily to increases in race support, events, and sponsorships to promote our brand. Our research and development expense increased in the nine months ended September 30, 2015 due to $1.3 million of expense incurred at Sport Truck and Race Face/Easton, as well as investments of $0.7 million in research and development for our existing mountain bike and power vehicle product lines. Our general and administrative expense increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to $1.7 million of expense incurred at Sport Truck and Race Face/Easton, $0.5 million in higher stock compensation expense, $0.4 million related to our ERP initiative, and nominal increases in various other general and administrative expenses. The aforementioned increases were offset by reductions of $0.5 million and $0.2 million in acquisition costs and offering expenses, respectively.
Amortization of purchased intangible assets in the nine months ended September 30, 2015 increased by approximately $1.7 million, primarily as a result of our recent acquisitions.
During the nine months ended September 30, 2015, we incurred $6.1 million in acquisition related compensation in connection with the recent acquisitions, primarily resulting from management earn-out expenses.
Income from operations

	For the nine months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Income from operations	$25.9	$30.4	$(4.5)	(14.8)%
As a result of the factors discussed above, income from operations for the nine months ended September 30, 2015 decreased approximately $4.5 million, or 14.8%, compared to income from operations in the same period in 2014.

Other expense, net

	For the nine months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Other expense, net:
Interest expense	1.2	0.7	$0.5	71.4%
Other income, net	(0.2)	(0.2)	—	—%
Other expense, net	$1.0	$0.5	$0.5	100.0%
Other expense, net for the nine months ended September 30, 2015 increased by approximately $0.5 million to $1.0 million in the nine months ended September 30, 2015, compared to $0.5 million in the same period in 2014. Interest expense increased in the nine months ended September 30, 2015 by $0.5 million due to additional borrowings used primarily to fund acquisitions.
Income taxes

	For the nine months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Provision for income taxes	$6.8	$5.0	$1.8	36.0%
The effective tax rates were 27.3% and 16.8% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the difference between our effective rate and the 35% federal statutory rate resulted primarily from the reversal of certain tax reserves as a result of the expiration of the statute of limitation in certain tax jurisdictions, as well as from the benefit from domestic production activity deduction and tax credits. These benefits were partially offset by state taxes. For the nine months months ended September 30, 2014, the difference between our effective rate and the 35% federal statutory rate resulted primarily from the $3.8 million reapportionment benefit. Additionally, our 2014 effective tax rate was benefited as a result of the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.
Net income

	For the nine months ended September 30,
(in millions)	2015	2014	Change ($)	Change (%)
Net income	$18.1	$24.8	$(6.7)	(27.0)%
As a result of the factors described above, our net income decreased $6.7 million, or 27.0%, to $18.1 million in the nine months ended September 30, 2015 from $24.8 million for the same period in 2014.

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

A summary of our operating, investing and financing activities are shown in the following table:

	For the nine months ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$13,087	$18,727
Net cash used in investing activities	(8,799)	(45,782)
Net cash (used in) provided by financing activities	(3,195)	27,348
Effect of exchange rate changes on cash	(205)	(39)
Increase in cash and cash equivalents	$888	$254
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation including related excess tax benefits, changes in deferred income taxes, and recognition of acquired inventory step up adjustments, offset by net cash invested in working capital.
In the nine months ended September 30, 2015, cash provided by operating activities was $13.1 million and consisted of net income of $18.1 million plus non-cash items totaling $10.4 million less changes in operating assets and liabilities totaling $15.4 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $9.7 million, stock-based compensation of $3.7 million, and cost of goods on acquired inventory step up of $0.8 million, which was partially offset by a change in deferred taxes of $3.4 million. Our investment in operating assets and liabilities is a result of an increase in inventory and accounts receivable of $21.9 million and $19.1 million, respectively, offset by an increase in accounts payable of $19.3 million. The increase in accounts receivable reflects higher sales in the third quarter. The increase in inventory and corresponding increase in accounts payable are due to seasonality and to support increased sales. In the nine months ended September 30, 2015, our prepaid and other current assets increased by $4.8 million primarily due to timing of income tax receivables and value added tax (VAT) refunds. Further, our accrued expenses increased $8.8 million due primarily to accruals for acquisition related earn out expense, and our income tax payable increased $2.4 million due to receipt of a one-time tax benefit in the prior year.

In the nine months ended September 30, 2014, cash provided by operating activities was $18.7 million and consisted of net income of $24.8 million plus non-cash items totaling $4.6 million less changes in operating assets and liabilities and other adjustments totaling $10.5 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $7.1 million and stock-based compensation of $3.0 million, offset by a change in deferred taxes of $3.3 million an excess tax benefit from the exercise of stock options of $3.0 million . Cash invested in operating assets and liabilities is a result of increases in accounts receivable, inventory and prepaid expenses and other assets of $5.3 million, $4.6 million, and $2.7 million, respectively, partially offset by an increase in income taxes payable of $1.5 million. Our working capital investment is driven by normal growth of our business. Additionally, the increase in prepaid expenses and other current assets resulted primarily from prepaid compensation expense related to amounts paid for Sport Truck and renewal payments made under our corporate insurance programs.
Investing activities
Cash used in investing activities relates to strategic acquisitions of businesses and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the nine months ended September 30, 2015, cash used in investing activities was $8.8 million which consisted of $8.2 million in purchases of property and equipment as well as $0.8 million in consideration paid for our acquisition of a supplier to our Sport Truck subsidiary in the first quarter of 2015. Our purchases of property and equipment include $1.9 million related to a new global enterprise resource planning (ERP) which we expect to phase in over the next few fiscal years.
In the nine months ended September 30, 2014, cash used in investing activities was $45.8 million, which included $40.8 million paid for the asset acquisition of Sport Truck and $1.4 million in consideration paid for other assets. Additionally, we invested $3.7 million in property and equipment.
Financing activities
Cash provided by (used in) financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.

In the nine months ended September 30, 2015, net cash used in financing activities was $3.2 million, which consisted primarily of net borrowings of $12.0 million under our line of credit, offset by a payment of $7.9 million in contingent consideration related to our 2014 acquisition of Sport Truck. Additionally, we paid $5.2 million to repurchase our common stock under the buyback program authorized in 2014, and made repayments of $2.1 million of term debt under the 2013 Amended and Restated Credit Facility.
In the nine months ended September 30, 2014, net cash provided by financing activities was $27.3 million, which consisted primarily of proceeds from issuance of debt of $49.7 million net of origination fees, and net repayments of $19.3 million and $8.0 million of term debt and revolving credit, respectively, all under the 2013 Amended and Restated Credit Facility. Additionally, $4.9 million was provided by the exercise of stock options.

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
The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the Amended and Restated 2013 Credit Facility. We were in compliance with the covenants as of September 30, 2015.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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
ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties. In addition to the risks and uncertainties discussed elsewhere, you should carefully consider the risks and uncertainties described below. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
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
We refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers". Branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, it is the contract manufacturers that frequently place the purchase orders with us and are responsible for paying us (rather than the branded bike OEMs). Giant is an OEM and contract manufacturer used by certain of our bike OEM customers. Sales to Giant accounted for approximately 14%, 17% and 13% of our sales in 2014, 2013 and 2012, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.
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
Additionally, with the acquisition of Race Face/Easton, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian dollars. The acquisition also included approximately $14.5 million of earn-out compensation contingently payable, denominated in Canadian Dollars. Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.

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
In connection with our purchase of the business of Sport Truck in March 2014, we entered into the Amended and Restated 2013 Credit Facility, which provided a maturing secured Term Loan in the principal amount of $50.0 million. On December 12, 2014, in connection with the acquisition of Race Face/Easton, the Company entered into the First Amendment to the Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated Credit Facility through December 12, 2019. Borrowings under our Amended and Restated 2013 Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Amended and Restated 2013 Credit Facility will increase our interest expense.
As of September 30, 2015, we had $59.9 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $59.9 million of variable interest rate indebtedness that was outstanding as of September 30, 2015, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.4 million change to our interest expense for the nine months ended September 30, 2015.

We are subject to certain risks in our manufacturing and in the testing of our products.
As of September 30, 2015, we employed approximately 1,500 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
The U.S. Securities and Exchange Commission, or the SEC, has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. We currently comply with these reporting obligations, and there are costs associated with such compliance, including costs to determine the origin of conflict minerals in our products. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. We may incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if our due diligence procedures do not enable us to verify the origins for all conflict minerals used in our products or allow us to determine if such conflict minerals are conflict-free. Accordingly, these rules could have a material adverse effect on our business, results of operations and/or financial condition.
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
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million. As of September 30, 2015, we are obligated to make additional earn-out payments up to an aggregate of approximately $21.2 million if the EBITDA of the acquired business for the years ending December 31, 2015 and 2016 exceeds approximately $10.8 million and $13.5 million, respectively, subject to a maximum payment of approximately $9.9 million and $11.3 million for each respective year. In accounting for the acquisition of Sport Truck, we established a contingent consideration liability of $19.0 million at the acquisition date. As of September 30, 2015, the recorded fair value contingent consideration liability was $13.3 million, net of payments made to date, based on the application of the Black-Scholes model to management’s financial projections.
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
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $29.9 million. The terms of the asset purchase agreement include a potential earn-out opportunity of up to a maximum of $14.5 million, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We will recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and the payment of amounts due could adversely impact our liquidity, financial condition and results of operations.

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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of September 30, 2015, we had 36,975,511 shares of common stock outstanding of which 17,811,920 are freely tradable in the public market. As of September 30, 2015, 19,163,591 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which 36,975,511 shares were outstanding as of September 30, 2015. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of September 30, 2015, Compass beneficially owns approximately 40.9% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 51.8% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. Compass may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
7/1-7/30	—	$—	—	$—
8/1-8/31	34,079	$15.51	16,225	$35,193,245
9/1-9/30	66,943	$14.94	66,943	$34,193,162
Total	101,022	$15.13	83,168	$34,193,162

(1) Includes shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
(2) On November 3, 2014, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expires on December 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Letter agreement dated November 4, 2015 between Fox Factory Holding Corp. ST USA Holding Corp. Fox Factory, Inc, SunTrust Bank, Fifth Third Bank and U.S. Bank National Association.				X

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
November 4, 2015		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)