Form 10-K
period 2015-12-31
FOX FACTORY HOLDING CORP
filed 2016-02-29
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $287,813,000. As of February 19, 2016, there were 37,025,076 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
Fox Factory, Inc., our operating subsidiary, was incorporated in California in 1978. Fox Factory Holding Corp. was incorporated in Delaware on December 28, 2007. Compass Group Diversified Holdings LLC, ("Compass") purchased a controlling interest in Fox Factory Holding Corp. on January 4, 2008. As of December 31, 2015, Compass beneficially owned approximately 40.8% of our outstanding common stock.
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
We design our products for, and market our products to, some of the world’s leading action sports OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Scott, Specialized and Trek in bikes and BRP, Ford, Yamaha and Polaris in powered vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
For clarification, we are not affiliated with Fox Head, Inc., an action sports apparel company.
Industry
We participate in large global markets for bikes and powered vehicles used by recreational and professional users. Today, our products for powered vehicles are used primarily on Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
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
Premium brand with strong consumer loyalty
We believe that we have developed a reputation for performance products and that we own and license established trademarks, such as FOX®, FOX RACING SHOX®, and RACE FACE® which are perceived as premium brands. As such, our ride dynamics products are generally sold at premium prices. We take great effort to maintain our brands in the eyes of consumers. For instance, our FOX® logo is prominently displayed on our FOX® branded products used on bikes and powered vehicles sold by our OEM customers, which helps further reinforce our brand image. We believe that our brands have achieved strong loyalty from our consumers. To support our brands, we introduce new products that we believe feature innovative technologies designed to improve vehicle performance and enhance our brand loyalty with consumers.
Track record of innovation and new product introductions
Innovation, including new product development, is a key component of our growth strategy. Due to our experience in suspension engineering and design in multiple markets and with a variety of vehicles, solutions we develop for use in one market can ultimately be deployed across multiple markets. For example, we believe that our success in the high-end ATV category led to the widespread adoption of our suspension technology in the Side-by-Side market. Our innovative product development and speed to market are supported by:

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
 Over the last three years, we have developed multiple new products, such as the:

•
34 Factory Series FLOAT FIT4, which reduces overall fork weight, provides external adjustability with our fourth-generation FOX Isolated Technology, closed-cartridge damper, and includes the self-adjusting negative chamber air spring that we developed and proved out with the 36 Factory FLOAT RC2 for quieter operation and ease of adjustment;

•	X2 technology utilized in our Factory Series FLOAT and DH rear shocks, which allows the rider to tune high and low speed compression and high and low speed rebound independently;

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
Continue to develop new and innovative products in current end-markets
We intend to continue to develop and introduce new and innovative products in our current end-markets to improve ride dynamics for our consumers. For example, our patented position-sensitive damping systems provide terrain optimized ride characteristics across many of our product lines. We believe that performance and control are important to our consumer base, and that our frequent introduction of products with innovative and improved technologies increases both OEM and aftermarket demand as consumers seek out products for their vehicles that can deliver these characteristics. We also believe evolving market trends, such as changing bike wheel sizes and increasing adoption rates of Side-by-Side vehicles, should increase demand for vehicles in our end-markets, which, in turn, should increase demand for our suspension products.
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
Opportunistically expand our ride dynamics platform through acquisitions

In the past two years we've completed several acquisitions which we believe enhance our business and strategically expand our product offerings. In the first quarter of 2014, we acquired the business of Sport Truck, a full service distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. A lift kit solution is an aftermarket vehicle modification that lifts either the suspension or the body of a vehicle to raise the ride height of the vehicle. Lift kits are commonly installed to allow for the installation of larger tires and new suspension systems. In December of 2014, we acquired the businesses of Race Face/Easton. Race Face/Easton, known for its unique carbon technology, designs, manufactures, and distributes performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket. In November 2015, we continued to expand our opportunities through the acquisition of certain assets of Marzocchi’s bike product lines.
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

Increase our aftermarket penetration
We currently have a broad aftermarket distribution network of thousands of retail dealers and distributors worldwide. We intend to further penetrate the aftermarket channel by selectively adding dealers and distributors in certain geographic markets, increasing our internal sales force and strategically expanding aftermarket-specific products and services to existing vehicle platforms.
Accelerate international growth
While a significant percentage of our current sales are to OEMs and dealers and distributors located outside the United States, we believe international expansion represents a significant opportunity for us and we have, and intend to continue to, selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium, performance bikes and powered vehicles, should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the X Games, is contributing to the growth of international participation in activities in which our products are used. We intend to leverage the recognition of our brands to capitalize on these trends by increasing our sales to both OEMs and dealers and distributors globally, particularly in markets where we perceive significant opportunities.
Improve operating and supply chain efficiencies
We intend to improve operating margins by enhancing our design and production processes to increase efficiencies, reducing new product time to market and lowering production costs. During 2015, we completed the process of moving a majority of the manufacturing of our bike suspension component products to Taiwan. We manufactured approximately 74% and 54% of our complete suspension forks and shocks, respectively, at our Taiwan bike suspension component facility in 2015, as well as a significant amount of our subassemblies and other components. This transition has shortened production lead times to our bike OEM customers, and we believe that over time this transition will continue to improve supply chain efficiencies and reduce manufacturing costs.
Seasonality
Our business is seasonal. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2015 represented 18% and 29% of our total sales for the year, respectively. We believe this seasonality is due to the delivery of new products.
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
Bikes
Within the market for bike suspension components, we compete with several companies that manufacture front and rear suspension products, including RockShox (a subsidiary of SRAM Corporation), X-Fusion Shox (a wholly-owned subsidiary of A-Pro), Manitou (a subsidiary of HB Performance Systems), SR Suntour, DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Cane Creek Cycling, DVO Suspension, Bos-Mountain Bike Suspensions and Öhlins Racing AB. In the market for other bike ride dynamics components, we compete with SRAM, Truvativ and Zipp (all subsidiaries of SRAM Corporation), DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Mavic (a subsidiary of Amer Sports Corporation) and Shimano.
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
Our products
We design and manufacture ride dynamics products, of which a significant portion is suspension products. These products dissipate the energy and force generated by bikes and powered vehicles while they are in motion. Suspension products allow wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position sensitive damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance.
We use high-grade materials in our products and have developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high performance levels and customer satisfaction.
Bikes
As a result of our acquisitions in recent years, our bike product offerings have expanded and are used on a wide range of performance mountain bikes and road bikes. In each of the years ended December 31, 2015, 2014 and 2013, approximately 58%, 58% and 66%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike products are sold in three series: (i) our Performance series, designed for demanding, yet value-minded, enthusiasts; (ii) our Performance Elite series, designed for experienced enthusiasts and expert riders; and (iii) our Factory series, designed for maximum performance at a professional level.
We also offer mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, utilizing our carbon technology.
Powered vehicles
In our powered vehicle product category, we offer premium products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. In each of the years ended December 31, 2015, 2014 and 2013, approximately 42%, 42% and 34%, respectively, of our sales were attributable to sales of products for powered vehicles.
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
Research and development
Research and development is at the core of our product innovation and market leadership strategy. We have a growing team of engineers and technicians focused on designing innovative products and developing engineering-based solutions to enhance our product offerings. In addition, a large number of our other employees, many of whom use our products in their recreational activities, contribute to our research and development and product innovation initiatives. Their involvement in the development of new products ranges from participating in initial brainstorming sessions to ride testing products in development. Product development also includes collaborating with OEM customers across end-markets, field testing by professional athletes and sponsored race teams and working with enthusiasts and other users of our products. This feedback helps us to develop innovative products which meet our demanding standards as well as the evolving needs of professional and recreational end users and to quickly commercialize these products.
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. The research and development portion of our total engineering costs totaled approximately $17.0 million, $13.6 million and $10.4 million in fiscal years 2015, 2014 and 2013, respectively.

Intellectual property
Intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology in order to secure and protect our intellectual property rights.
Our in-house counsel and external intellectual property resources diligently protect our new technologies with patents and trademarks and defend against patent infringement allegations. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Our principal intellectual property also includes our registered trademarks in the U.S. and a number of international jurisdictions, including the marks FOX®, FOX RACING SHOX® , RACE FACE® and REDEFINE YOUR LIMITS®. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trademark or trade secret is critical to the success of our business as a whole. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantages or will not be challenged by third parties.
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, OEMs, distributors and others.
Customers
Our OEM customers include market leaders in their respective categories, and help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to more than 200 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2015, 63% of our sales resulted from sales to OEM customers and 37% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profit or termination of contracts or subcontracts at the election of the US government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 42%, 47% and 57% of our sales in 2015, 2014 and 2013, respectively. The decrease in the sales to the top 10 OEM customers in 2015 and 2014 as compared to 2013 is primarily attributable to our acquisitions which have further diversified our customer base. Additionally, we experienced a temporary decline in sales to one of our key power vehicle customers in 2015 due to model year change over.
Although we refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers," branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, it is the contract manufacturer that may place the purchase order and therefore assumes the responsible for paying us. Our sales to Giant Bicycles, or Giant, a branded bike OEM and a contract manufacturer used by certain of our bike OEM customers, accounted for approximately 12%, 14% and 17% of our sales in 2015, 2014 and 2013, respectively.
Our domestic sales totaled $163.1 million, $128.3 million and $96.1 million, or 44%, 42% and 35% of our total sales in 2015, 2014 and 2013, respectively. Our international sales totaled $203.7 million, $178.4 million and $176.6 million or 56%, 58% and 65% of our total sales in 2015, 2014 and 2013, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. Additional information about our product segments and certain geographical information is available in Note 14 - Segments and Geographic Areas, of the notes to consolidated financial statements.
Additional information regarding our sales, income, and total assets is available in Item 6. "Selected Financial Information."
Bikes
We sell our bike suspension products and other components to a broad network of domestic and international bike OEMs, including Giant, Scott, and Specialized. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to dealers in the U.S. and through distributors internationally. Our dealers sell directly to aftermarket consumers. Our overseas distributors sell to independent dealers, which then sell directly to consumers.

Powered vehicles
We sell our suspension products for the powered vehicles industry to OEMs, including BRP, Ford, Yamaha, and Polaris. We are also currently developing relationships with new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to dealers and distributors, both in the U.S. and internationally. Our dealers sell directly to aftermarket consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers.
Our product offerings currently target performance suspension products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. Our products have also been used on limited quantities of off-road military vehicles and other select small-scale military applications. We also offer suspension systems, or lift kits, for trucks.
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
Our marketing strategy focuses on strengthening and promoting our brands in the marketplace. We strategically focus our marketing efforts on enthusiasts seeking high-end ride dynamics systems through promotions at destination riding locations and individual and team sponsorships. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We also believe these successes positively influence the purchasing habits of enthusiasts and other consumers seeking performance products. We believe that our strategic focus on the performance and racing segments in our markets, including our sponsorships of a number of professional athletes and race teams, influences many aspiring and enthusiast consumers and enables our products to be sold at premium price points. In order to continue to enhance our brand image, we will need to maintain our position in the suspension products industry and to continue to provide high quality products and services. We have also been able to develop long-term strategic relationships with leading OEMs. Our reputation for performance suspension products plays a critical role in our aftermarket sales to consumers.
In addition to our website and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including an Instagram feed, Facebook page, YouTube channel, Vimeo channel and Twitter feed to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group work to ensure brand cohesion and consistency.
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
During 2015, we completed the process of moving a majority of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with our transition, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. In certain cases, we may retain the ability to manufacture bike suspension components in our facility in Watsonville, California thereby providing us with dual manufacturing facilities and reducing the risk of interruptions in our production chain. Now that the transition of the majority of our bike suspension component manufacturing operations is complete, we have converted the Watsonville facility primarily to the manufacturing of powered vehicle suspension products.
We are currently expanding our El Cajon, California facility to create an Automotive Ride Dynamics Center of Excellence. Our plans include developing an ISO9001 certified campus to support our current military and automotive business by producing direct bolt-on suspension upgrades for on-road trucks with off-road capabilities. We also expect that the expanded El Cajon campus will enable us to efficiently support future growth and demand.
We had approximately $31.7 million and $23.9 million in firm backlog orders at December 31, 2015 and 2014, respectively. The increase in 2015 backlog, as compared to 2014, was due to normal growth in the business and changes in the seasonality of order placement.

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
Facilities
The following sets forth our principal facilities as of December 31, 2015. All of our principal facilities are leased except for the facilities located in Coldwater, Michigan.

Location	Principal uses	Approximate sq. footage
Scotts Valley, California	Corporate headquarters, sales, research and development	51,236

Scotts Valley, California	Manufacturing	65,300

Watsonville, California	Manufacturing and service	86,000

Watsonville, California	Distribution and warehousing	28,232

Coldwater, Michigan	Manufacturing, sales and distribution	78,000

Coldwater, Michigan	Research and development	16,350

El Cajon, California	Manufacturing, sales, service and research and development	86,143

Taichung, Taiwan	Manufacturing and sales	22,577

Taichung, Taiwan	Manufacturing and sales	14,229

Taichung, Taiwan	Manufacturing and sales	36,784

Rodalben, Germany	Distribution and service	10,592

Baxter, Minnesota	Sales and service	9,333

Burnaby, British Columbia, Canada	Manufacturing, distribution, and warehousing	10,403

Burnaby, British Columbia, Canada	Sales, research and development	9,374
Employees
As of December 31, 2015, we had approximately 1,500 full-time employees in the United States, Canada, Europe and Taiwan. We also use part-time employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Practices related to working capital items
The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are material to understanding our business. Information about the Company’s working capital is incorporated herein by reference to "Management’s Discussion and Analysis of Financial Condition" and "Results of Operations" in Part II, Item 7 and the "Consolidated Statement of Cash Flows" in Part II, Item 8 of this Form 10-K.

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
Product development requires significant financial, technological and other resources. While we expended approximately $17.0 million, $13.6 million and $10.4 million for our research and development efforts in 2015, 2014 and 2013, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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

A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2015, approximately 58% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
A disruption in the operations of our manufacturing facilities could have a negative effect on our business, financial condition or results of operations.
During 2015, we transitioned the majority of our bike suspension component product manufacturing to our bike suspension component facility in Taichung, Taiwan. As a result of the transition, we have and may continue to incur costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Also, the transition process could cause manufacturing problems and give rise to execution risks, including disruptions to employees, negative impact on employee morale and retention, delays in recognizing efficiencies or increased costs of manufacturing, and adverse impacts on our product quality and delivery times. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our main operations in California and our Taiwan manufacturing facilities.
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
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Freight arriving at West Coast ports must be offloaded from ships by longshoremen, none of whom are our employees. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns which may occur, as was experienced in February, 2015, in relation to certain West Coast ports. While such West Coast ports labor dispute ended with a five year agreement, it lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations.

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
We grew our sales from approximately $306.7 million in 2014 to approximately $366.8 million in 2015. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative suspension and ride dynamics products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 32%, 34% and 42% of our sales in fiscal years 2015, 2014 and 2013, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
In particular, sales to Giant, an OEM and contract manufacturer used by certain of our bike OEM customers, accounted for approximately 12%, 14% and 17% of our sales in 2015, 2014 and 2013, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.
Currency exchange rate fluctuations could impact gross margins and expenses.
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
Additionally, with the acquisition of Race Face/Easton in 2014, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian Dollars. Furthermore, pursuant to the acquisition agreement and subsequent amendments we are obligated to pay $19.5 million Canadian Dollars of earn-out compensation (equivalent to approximately $14.1 million U.S. Dollars at the December 31, 2015 rate). Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®, to be utilized with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations, could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
We plan our manufacturing capacity based upon the forecasted demand for our products. In the OEM channel, our forecasts are based in large part on the number of our product specifications for new bikes and powered vehicles and on projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. If we incorrectly forecast demand we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs, additional overtime, and costs associated with excess inventory, all of which in turn adversely impact our cost of sales and our gross margin. Economic weakness and uncertainty in the United States, Europe and other countries may make accurate forecasting particularly challenging.
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
As of December 31, 2015, we had $48.7 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $48.7 million of variable interest rate indebtedness that was outstanding as of December 31, 2015, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.5 million change to our interest expense for the year ended December 31, 2015.

We are subject to certain risks in our manufacturing and in the testing of our products.
As of December 31, 2015, we employed approximately 1,500 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
The SEC rules regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. As a public company, we are required to comply with the reporting obligations annually. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The effect of such rules on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if our due diligence procedures do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, these rules could have a material adverse effect on our business, results of operations and/or financial condition.
The transition of a majority of the manufacturing of our bike suspension component products to our facility in Taiwan may negatively impact our brand image and consumer loyalty, which in turn could have a material adverse impact on our business and results of operations.
During 2015, we transitioned the majority of the manufacturing of our bike suspension component products to our facility in Taiwan. No assurances can be given that consumers will not be adversely influenced by the fact that such products will no longer be manufactured in the United States or that consumers and OEM customers may not otherwise perceive that the quality of our products is lowered as a result of the fact that the majority are manufactured overseas. Such perceptions could adversely impact our business, financial condition or results of operations.
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
In May 2015, we began the process of implementing a global enterprise resource planning system (ERP). The new ERP will be phased in over the next few fiscal years beginning in fiscal 2016. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

We could be negatively impacted by cyber security attacks.
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million. Under the terms of the asset purchase agreement for the acquisition, we will be obligated to make additional earn-out payments up to an aggregate of approximately $18.2 million based upon the achievement of certain EBITDA (as defined in the acquisition agreement) performance goals for the years ending December 31, 2015 and 2016. As of December 31, 2015, the recorded fair value of the contingent consideration liability associated with the acquisition on Sport Truck was $12.7 million, based on the application of the Black-Scholes model to management’s financial projections.
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
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $29.9 million U.S. Dollars. The terms of the asset purchase agreement included a potential earn-out opportunity of up to a maximum of approximately $14.1 million U.S. Dollars. In November 2015, the Company entered into an amendment to the purchase agreement to remove the performance-based financial targets associated with the earn-out and guarantee the maximum earn-out amount payable in 2016 and 2017, subject to conditions including continued employment by the Race Face / Easton Chief Executive. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and the payment of amounts due could adversely impact our liquidity, financial condition and results of operations.

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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of December 31, 2015, we had 37,025,076 shares of common stock outstanding of which 17,861,485 are freely tradable in the public market. As of December 31, 2015, 19,163,591 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.

In March, 2015 we filed a Shelf Registration Statement on Form S-3 with the SEC to enable us, and certain of our stockholders, to quickly go to market should we, or certain of our stockholders, wish to sell our common stock, or additionally, in our case, certain other debt instruments
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which 37,025,076 shares were outstanding as of December 31, 2015. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of December 31, 2015, Compass beneficially owns approximately 40.8% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 51.8% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. Compass may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal offices are located in Scotts Valley, California. We have domestic facilities in Baxter, Minnesota, Coldwater, Michigan; Scotts Valley, California; El Cajon, California; and Watsonville, California. Currently our international facilities are located in Taiwan, Canada, and Germany. We believe that our properties are otherwise generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms. See Item 1. "Business-Facilities" for more information about our facilities.

ITEM 3. LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings incidental to our business, in particular intellectual property related disputes, product liability claims, as well as other litigation in the ordinary course of business. Based on information currently available, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations and cash flows. In connection with ASC 450, Contingencies, we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs.

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

	High	Low
Year Ending December 31, 2014
Quarter ended March 31, 2014	$18.94	$15.50
Quarter ended June 30, 2014	18.75	16.54
Quarter ended September 30, 2014	17.98	14.53
Quarter ended December 31, 2014	16.95	13.52
Year Ending December 31, 2015
Quarter ended March 31, 2015	$16.28	$14.67
Quarter ended June 30, 2015	17.14	14.99
Quarter ended September 30, 2015	16.86	14.92
Quarter ended December 31, 2015	19.38	16.50
On February 19, 2016, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $14.69 per share.
Stockholders
As of February 19, 2016, there were approximately 11 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 31, 2015 and December 31, 2014. In addition, our Amended and Restated Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended and Restated 2013 Credit Facility." Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our board of directors may deem relevant.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2015 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite"), and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1 - 10/31	—	$—	—	$34,193,162
11/1 - 11/30	645	$17.53	—	$34,193,162
12/1 - 12/31	—	$—	—	$34,193,162
Total	645	$17.53	—	$34,193,162

(1) Includes shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
(2) On November 3, 2014, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expired on December 31, 2015.

On February 25, 2016, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program will expire on December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of income data for the years ended December 31, 2012 and 2011 as well as the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Income Data:

	For the years ended December 31,
(in thousands, except per share data)
	2015	2014	2013	2012	2011
Sales	$366,798	$306,734	$272,746	$235,869	$197,739
Cost of sales (1)	254,756	212,314	192,617	173,040	140,849
Gross profit	112,042	94,420	80,129	62,829	56,890
Operating expenses:
Sales and marketing (1)	23,182	19,192	14,153	12,570	11,748
Research and development (1)	17,001	13,642	10,409	9,727	9,750
General and administrative (1)	21,053	17,683	11,408	9,063	7,588
Amortization of purchased intangibles	8,525	6,424	5,378	5,315	5,217
Fair value adjustment of contingent consideration and acquisition related compensation	6,937	2,856	—	—	—
Total operating expenses	76,698	59,797	41,348	36,675	34,303
Income from operations	35,344	34,623	38,781	26,154	22,587
Other expense, net:
Interest expense	1,549	999	4,125	3,486	1,982
Other (income) expense, net	(449)	(693)	(12)	277	13
Total other expense, net	1,100	306	4,113	3,763	1,995
Income before income taxes	34,244	34,317	34,668	22,391	20,592
Provision for income taxes	9,290	6,631	10,566	8,181	7,054
Net income	$24,954	$27,686	$24,102	$14,210	$13,538
Earnings per share:
Basic	$0.67	$0.75	$0.70	$0.44	$0.45
Diluted	$0.66	$0.73	$0.68	$0.44	$0.42
Weighted average shares used to compute earnings per share:
Basic	36,989	36,756	34,571	32,059	30,030
Diluted	37,894	37,807	35,705	32,515	32,295
Dividends per share	$—	$—	$—	$2.00	$—

(1) Includes stock-based compensation (excluding tax effect) as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013	2012	2011

Cost of sales	$82	$43	$23	$—	$—
Sales and marketing	430	279	158	160	78
Research and development	178	88	53	29	12
General and administrative	4,217	3,634	2,266	1,959	940
Total	$4,907	$4,044	$2,500	$2,148	$1,030

Consolidated Balance Sheet Data:

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011

Cash and cash equivalents	$6,944	$4,212	$1,683	$15	$114
Inventory	68,202	59,191	42,783	34,255	29,531
Working capital	57,924	48,056	39,884	25,142	23,108
Property, plant and equipment, net	26,094	19,759	13,418	11,789	9,005
Total assets	278,497	258,437	157,729	142,120	129,956
Total debt, including current portion (1)	48,662	50,000	8,000	59,250	15,293
Total stockholders’ equity (2)	152,260	128,806	92,292	29,584	67,295

(1)
In June 2012, we completed a recapitalization (the "2012 Recapitalization"). In connection with the 2012 Recapitalization, we amended our debt. Concurrently with the closing of our IPO in August 2013, we used the net proceeds that we received from the IPO to repay our then outstanding indebtedness. In 2014, in connection with our acquisitions, we entered into amendments to our 2013 Credit Facility, borrowing $80.0 million under a secured Term Loan. The principal balance of the Term Loan was $48.7 million at December 31, 2015.

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
Overview
We are a designer, manufacturer and marketer of ride dynamics component products used primarily on bicycles, side-by-side vehicles, or Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles as well as suspension systems, or lift kits, used on trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of components represented less than 1% of our sales in each of the years ended December 31, 2015, 2014 and 2013.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of ride dynamics products. Our products fall into the following two categories:
•bikes; and
•powered vehicles, including Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
A significant portion of our sales are dependent on the demand for high-end or premium-priced bikes and products. In each of the years ended December 31, 2015, 2014 and 2013, approximately 58%, 58% and 66%, respectively, of our sales were attributable to sales of bike-related products and approximately 42%, 42% and 34%, respectively, of our sales were attributable to sales of products for powered vehicles.
Our domestic sales totaled $163.1 million, $128.3 million and $96.1 million, or 44%, 42% and 35% of our total sales in fiscal years 2015, 2014 and 2013, respectively. Our international sales totaled $203.7 million, $178.4 million and $176.6 million, or 56%, 58% and 65% of our total sales in each of the years ended December 31, 2015, 2014 and 2013, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. We estimate, based on our internal projections, that approximately one-third of the end users of our products are located outside the United States.
Opportunities, challenges and risks
We intend to focus on generating sales of our performance ride dynamics products through OEMs and in the aftermarket channel. To do this, we intend to continue to develop and introduce new and innovative products in our current end-markets and we intend to selectively develop products for applications and end-markets in which we do not currently participate. Currently, the majority of our sales are dependent on the demand for performance suspension products.
Our aftermarket distribution network currently consists of more than 5,000 retail dealers and distributors worldwide. To further penetrate the aftermarket channel, we intend to selectively add additional dealers and distributors in certain geographic markets, expand our internal sales force and strategically increase the number of aftermarket specific products and services which we offer for existing vehicle platforms. In addition, we believe international expansion represents a significant opportunity for us and we intend to selectively increase infrastructure investments and focus on identified geographic regions.
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
During 2015, we completed the process of moving a majority of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. We anticipate that this transition will enable us to shorten production lead times to our bike OEM customers, improve supply chain efficiencies and reduce our manufacturing costs. We also believe that this transition will improve operating margins in the medium to long term.

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
Net of:
•Rebates: consists of incentives we provide to customers based on sales of eligible products; and
•Sales returns allowances: consists of an estimate of our sales returns. This allowance is based upon estimates of the projected returns in future periods based on our experience with returns recorded in previous periods. Sales returns have not been significant to date.
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
Our gross margins fluctuate based on production volumes, product, customer and channel mix and overall supply chain and manufacturing efficiencies. Generally, we earn higher gross margins on our products sold to the aftermarket channel and we typically earn lower gross margins on the products we sell to OEMs. In the near term, we anticipate our gross margins will improve slightly when compared with our historical results. We anticipate that the improvements we are pursuing from our cost initiatives, which are designed to improve our operating efficiencies, will be offset in the short term by duplicative costs are incurring as a result our transition of a majority of the manufacturing of our bike suspension component products to our operations in Taiwan.
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
Our amortization of intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 31, 2015, 2014 and 2013, respectively.
Our fair value adjustments of contingent consideration and acquisition related compensation relates primarily to our contingent consideration liability arising from the acquisition of Sport Truck as well as accruals for earn-outs related to our acquisition of Race Face/Easton. The Sport Truck liability is measured at fair value at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.
In the near term, we anticipate that our sales and marketing, general and administrative, and research and development expenses will increase in terms of absolute dollars, and also increase slightly when expressed as a percentage of sales, primarily due to our ERP project and costs related to the integration of the Marzocchi product line we acquired in the fourth quarter of 2015. In the long term we anticipate our operating expenses, in aggregate, to increase in terms of absolute dollars, but reduce slightly when expressed as a percent of sales. We can give no assurance that these expectations will be realized.
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
 Income taxes
We are subject to income taxes in the United States and various other foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates than differ from those in the United States, and certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the further apportionment of that income to state and local jurisdictions. We periodically evaluate opportunities to enhance tax efficiencies and to minimize tax liabilities through operating, legal and administrative strategies.  Effective in 2016, we restructured certain of our international operations to allow for deferral of permanently reinvested international earnings. As a result, we expect a reduction in our effective tax rate in future periods. In 2014, we recognized a tax benefit of $4.1 million related to the reapportionment of 2009 through 2013 income amongst the jurisdictions where we do business. Additionally, in future periods, our effective tax rate may vary depending on the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws.
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
As of December 31, 2015, our balance sheet reflected a liability for unrecognized tax benefits of $8.9 million. The unrecognized tax benefits are primarily due to the uncertainty of the deductibility of amortization and depreciation expenses which were incurred as a result of Compass’s acquisition of us in 2008. We expect to decrease our liability for unrecognized tax benefits and recognize a reduction in income tax expense (and an increase in net income) because of the expiration of statutes of limitations in the amount of approximately $1.3 million in the third quarter of 2016. We generally expect to recognize a reduction in income tax expense (and an increase in net income) through the expiration of statutes of limitations in the amount of approximately $1.3 million in each third quarter from 2016 through 2026, approximately $1.5 million in the fourth quarter of 2018, and approximately $0.1 to $0.2 million in each fourth quarter from 2019 through 2028. These annual reductions in our income tax expense will cease if it is determined upon examination of the tax authorities that the deductions are not valid and the liabilities for the uncertain income tax position and the associated deferred tax liability will have to be settled for cash. If we subsequently determine that we have met the more-likely-than-not threshold that these deductions will be sustained, the balance of the liability for unrecognized tax benefits would be recognized as a reduction of income tax expense, except for approximately $0.7 million, which would increase the deferred tax liability for taxes associated with amortization of intangibles with indeterminate lives. The related unamortized deferred tax liabilities will be recognized as a one-time income tax benefit.
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2015, we did not have any valuation allowances recorded as we expect to fully utilize all of our deferred tax assets. As of December 31, 2015, we have $0.1 million in foreign net operating loss carry-forwards which begin to expire in 2034 and $0.4 million of state research tax credit carry-forwards which do not expire. For the years ended December 31, 2015, 2014 and 2013, we had effective tax rates of 27.1%, 19.3% and 30.5%, respectively. We anticipate that in the medium term our effective annual tax rates should be approximately 23% to 25%. The decrease in expected rate as compared to the rate for December 31, 2015 is primarily due to the aforementioned tax planning strategies related to our foreign entities. Our actual effective annual tax rates may vary from our expectations, based on several factors, including the geographic mix of our sales, changes in future tax rates, tax planning strategies, and the treatment of the unrecognized tax benefits mentioned above.

Results of operations
The table below summarizes our results of operations for the years ended December 31, 2015, 2014 and 2013.

	For the years ended December 31,
(in thousands)	2015	2014	2013
Sales	$366,798	$306,734	$272,746
Cost of sales	254,756	212,314	192,617
Gross profit	112,042	94,420	80,129
Operating expenses:
Sales and marketing	23,182	19,192	14,153
Research and development	17,001	13,642	10,409
General and administrative	21,053	17,683	11,408
Amortization of purchased intangibles	8,525	6,424	5,378
Fair value adjustment of contingent consideration and acquisition related compensation	6,937	2,856	—
Total operating expenses	76,698	59,797	41,348
Income from operations	35,344	34,623	38,781
Other expense, net:
Interest expense	1,549	999	4,125
Other income, net	(449)	(693)	(12)
Other expense, net	1,100	306	4,113
Income before income taxes	34,244	34,317	34,668
Provision for income taxes	9,290	6,631	10,566
Net income	$24,954	$27,686	$24,102
The following table sets forth statement of income data as a percentage of sales for the years indicated.

	For the years ended December 31,
	2015	2014	2013
Sales	100.0%	100.0%	100.0%
Cost of sales	69.5	69.2	70.6
Gross profit	30.5	30.8	29.4
Operating expenses:
Sales and marketing	6.3	6.3	5.2
Research and development	4.6	4.4	3.8
General and administrative	5.7	5.8	4.2
Amortization of purchased intangibles	2.3	2.1	2.0
Fair value adjustment of contingent consideration and acquisition related compensation	1.9	0.9	—
Total operating expenses	20.8	19.5	15.2
Income from operations	9.7	11.3	14.2
Other expense, net:
Interest expense	0.4	0.3	1.5
Other income, net	(0.1)	(0.2)	—
Other expense, net	0.3	0.1	1.5
Income before income taxes	9.4	11.2	12.7
Provision for income taxes	2.5	2.2	3.9
Net income	6.9%	9.0%	8.8%

Year ended December 31, 2015 compared to year ended December 31, 2014
Sales

(in millions)	2015	2014	Change ($)	Change (%)
Sales	$366.8	$306.7	$60.1	19.6%
Sales for the year ended December 31, 2015 increased approximately $60.1 million, or 19.6%, compared to the year ended December 31, 2014. The sales increase reflects 21.6% growth in powered vehicle products as well as an 18.1% increase in mountain bike products for the year ended December 31, 2015 compared to the prior year.
The increase in sales of powered vehicle products was primarily due to the acquisition of Sport Truck, partially offset by decreases due to a temporary decline in sales to one of our key power vehicle customers in 2015 due to model year change over. The increase in bike product sales was primarily attributable to the inclusion of Race Face/Easton's sales.
Cost of sales

(in millions)	2015	2014	Change ($)	Change (%)
Cost of sales	$254.8	$212.3	$42.5	20.0%
Cost of sales for the year ended December 31, 2015 increased approximately $42.5 million, or 20.0%, compared to the year ended December 31, 2014. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin which are discussed below.
For the year ended December 31, 2015 our gross margin was 30.5% compared to 30.8% for 2014. The slight decline in our gross margin was attributable primarily to costs incurred in the first quarter of 2015 related to the West Coast port slowdown and excess inventory write-downs associated with the strategic alignment of Fox products with a newly acquired product line in the fourth quarter of 2015.
Operating expenses

(in millions)	2015	2014	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$23.2	$19.2	$4.0	20.8%
Research and development	17.0	13.6	3.4	25.0%
General and administrative	21.1	17.7	3.4	19.2%
Amortization of purchased intangibles	8.5	6.4	2.1	32.8%
Fair value adjustment of contingent consideration and acquisition related compensation	6.9	2.9	4.0	137.9%
Total operating expenses	$76.7	$59.8	$16.9	28.3%
Total operating expenses for the year ended December 31, 2015 increased approximately $16.9 million, or 28.3% over 2014. When expressed as a percentage of sales, operating expenses increased to 20.8% of sales for the year ended December 31, 2015 compared to 19.5% of sales in 2014. Approximately $14.1 million of the increase was due to the inclusion of Race Face/Easton's operating expenses which includes $6.9 million in higher acquisition related compensation. The remainder of the increase was largely due to our expanding global infrastructure and investments in our mountain bike and power vehicle product lines aimed at new products and technologies to maintain our premium position in the marketplace and pursue new markets.
Within operating expenses, our sales and marketing expense increases were primarily due to the inclusion of $3.0 million of Sport Truck's and Race Face/Easton's expenses, with the balance attributable primarily to increases in race support, events, and sponsorships to promote our brand. Our research and development expense increased in the year ended December 31, 2015 due to $1.5 million of expense incurred at Sport Truck and Race Face/Easton, as well as investments of $1.5 million in research and development for our existing mountain bike and power vehicle product lines. Our general and administrative expense increased in the year ended December 31, 2015 by $3.4 million compared to the previous year due to $2.5 million of expense incurred at Sport Truck and Race Face/Easton, $1.7 million in payroll and related expenses to support our global growth, $0.6 million in higher stock compensation expense, $0.5 million related to our ERP initiative, and nominal increases in various other general and administrative expenses. The aforementioned increases were partially offset by reductions of $1.1 million and $0.2 million in acquisition costs and offering expenses, respectively.
Amortization of purchased intangible assets in the year ended December 31, 2015 increased approximately $2.1 million, primarily as a result of the acquisition of Sport Truck and Race Face/Easton.
During the year ended December 31, 2015, acquisition related compensation expense increased by $4.0 million, which consists of $7.0 million in higher management earn-outs primarily related to Race Face/Easton, partially offset by $3.0 million reduction in the fair value of our contingent consideration liability which arose from the acquisition of Sport Truck.
Income from operations

(in millions)	2015	2014	Change ($)	Change (%)
Income from operations	$35.3	$34.6	$0.7	2.0%
As a result of the factors discussed above, income from operations for the year ended December 31, 2015 increased approximately $0.7 million, or 2.0% compared to income from operations in the same period in 2014.
Other expense, net

(in millions)	2015	2014	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.5	$1.0	$0.5	50.0%
Other (income) expense, net	(0.4)	(0.7)	0.3	(42.9)%
Other expense, net	$1.1	$0.3	$0.8	266.7%
Other expense, net for the year ended December 31, 2015 increased by approximately $0.8 million to $1.1 million compared to $0.3 million in the same period in 2014. Within other expense, net, interest expense increased for the year ended December 31, 2015 by $0.5 million due to higher average debt balances as compared to the previous year. Other income, net for the year ended December 31, 2015 increased $0.3 million primarily due to a gain on bargain purchase arising from an asset purchase in the fourth quarter of 2015.
Income taxes

(in millions)	2015	2014	Change ($)	Change (%)
Income tax expenses	$9.3	$6.6	$2.7	40.9%
Income tax expense for the year ended December 31, 2015 increased by approximately $2.7 million to $9.3 million compared to income tax expense of $6.6 million in the same period in 2014. The increase in expense resulted primarily from a non-recurring reapportionment benefit of $4.1 million recognized in 2014.
The effective tax rates were 27.1% and 19.3% for the years ended December 31, 2015 and 2014, respectively.
For the year ended December 31, 2015, the difference between our effective tax rate and the 35% federal statutory rate resulted from the expiration of the statute of limitations that allowed us to release approximately $1.3 million of our liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited as a result of the research and development tax credit, domestic production activity deduction, and other adjustments. These income tax benefits were partially offset by 2015 state taxes.
For the year ended December 31, 2014, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from the $4.1 million reapportionment benefit and the expiration of the statute of limitations that allowed us to release approximately $1.5 million of our liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited as a result of the domestic production activity deduction. These income tax benefits were partially offset by 2014 state taxes.
Net income

(in millions)	2015	2014	Change ($)	Change (%)
Net income	$25.0	$27.7	$(2.7)	(9.7)%
As a result of the factors described above, our net income decreased $2.7 million, or 9.7%, to $25.0 million in the year ended December 31, 2015 from $27.7 million for the same period in 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013
Sales

(in millions)	2014	2013	Change ($)	Change (%)
Sales	$306.7	$272.7	$34.0	12.5%
Sales for the year ended December 31, 2014 increased approximately $34.0 million, or 12.5%, compared to the same period in 2013. The sales increase reflects 39.0% growth in powered vehicle products partially offset by a 1.0% decrease in mountain bike products for the year ended December 31, 2014 compared to the same prior year period.
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
Within operating expenses, our sales and marketing expense increases were primarily due to additional personnel, promotional activities and outside services related to promoting our company and brand, building our global infrastructure, and the inclusion of $2.4 million of Sport Truck's sales and marketing expense in our results. Our research and development expense increased in the year ended December 31, 2014 primarily due to an additional $0.6 million in personnel related expenses and an increase of approximately $1.0 million in prototype products and projects as we continue to invest in new and innovative technologies. Our general and administrative expense increased in the year due to significant corporate transactions, including acquisition-related expenses of $2.6 million, costs of $0.5 million related to the completed secondary offering of our common stock by certain selling stockholders, and the inclusion of approximately $1.3 million of Sport Truck's general and administrative expenses in our results.

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
Other expense, net

(in millions)	2014	2013	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.0	$4.1	$(3.1)	(75.6)%
Other expense (income), net	(0.7)	—	(0.7)	—%
Other expense, net	$0.3	$4.1	$(3.8)	(92.7)%
Other expense, net for the year ended December 31, 2014 decreased by approximately $3.8 million to $0.3 million compared to $4.1 million in the same period in 2013 primarily due to decreased interest expense. Within other expense, net, interest expense decreased for the year ended December 31, 2014 by $3.1 million due to the $1.4 million non-cash write off for unamortized loan origination costs for the year ended December 31, 2013, lower borrowings and a more favorable interest rate under our Amended and Restated 2013 Credit Facility. Other income, net for the year ended December 31, 2014 increased $0.7 million due to foreign currency exchange gains as a result of the strengthening of the U.S. Dollar against the local currencies in which we do business.
Income tax expense

(in millions)	2014	2013	Change ($)	Change (%)
Income tax expenses	$6.6	$10.6	$(4.0)	(37.7)%
Income tax expense for the year ended December 31, 2014 decreased by approximately $4.0 million to $6.6 million compared to income tax expense of $10.6 million in the same period in 2013. The decrease in expense resulted primarily from the reapportionment benefit of $4.1 million.
Net income

(in millions)	2014	2013	Change ($)	Change (%)
Net income	$27.7	$24.1	$3.6	14.9%
As a result of the factors discussed above, our net income increased $3.6 million, or 14.9%, to $27.7 million in 2014 from $24.1 million in 2013.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, acquisitions and acquisition-related compensation, debt payments, and capital expenditures. We have generally financed our historical needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology.
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by operating activities	$30,022	$32,905	$22,619
Net cash used in investing activities	(13,163)	(76,829)	(5,042)
Net cash (used in) provided by financing activities	(14,052)	46,731	(15,907)
Effect of exchange rate changes on cash	(75)	(278)	(2)
Increase in cash and cash equivalents	$2,732	$2,529	$1,668
We expect that cash on hand, cash flow from operations and availability under our credit facilities will be sufficient to fund our operations during the next 12 months from the date of this Annual Report.
Operating activities
Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation including related excess tax benefits, deferred income taxes, and changes in fair value of contingent consideration, offset by net cash invested in working capital.
In the year ended December 31, 2015, cash provided by operating activities was $30.0 million and consisted of net income of $25.0 million plus non-cash items totaling $13.1 million less changes in operating assets and liabilities and other adjustments totaling $8.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $13.1 million, stock-based compensation of $4.9 million, and cost of goods on acquired inventory step up of $0.8 million, offset by a $4.4 million change in deferred taxes and change in fair value of contingent consideration of $0.7 million. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $11.1 million, prepaids and other assets of $6.6 million and accounts receivable of $5.5 million, partially offset by an increase in accrued expenses of $10.7 million, and increases in income taxes and accounts payable of $2.3 million and $2.1 million, respectively. The increase in inventory and accounts receivable reflects the growth of our business and the expansion of our manufacturing facilities. Changes in prepaid and other assets and income taxes are primarily due to timing of tax related payments and refunds. The increase in accrued expenses is attributable to accruals for management earn-outs and other compensation.
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
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets, and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the year ended December 31, 2015, cash used in investing activities was $13.2 million which consisted primarily of $10.9 million in property and equipment additions. Additionally, we invested $2.4 million in acquisitions.

In the year ended December 31, 2014, cash used in investing activities was $76.8 million, which consisted primarily of $70.9 million in cash consideration paid for the acquisitions of Sport Truck and Race Face/Easton. Additionally, we invested $4.6 million in property and equipment.
Financing activities
Cash used in or provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the year ended December 31, 2015, net cash used in financing activities was $14.1 million, which consisted primarily of a payment of $7.9 million in contingent consideration related to our 2014 acquisition of Sport Truck and $5.2 million to repurchase our common stock under a buyback program authorized in 2014.
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
In the year ended December 31, 2015, we made principal payments of $2.8 million on the Term Loan. The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the agreement. We were in compliance with the covenants as of December 31, 2015.
Contractual obligations and commitments
As of December 31, 2015, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$47,162	$2,837	$44,325	$—	$—
Operating lease obligations	12,233	4,104	7,037	1,092	—
Management earn out payments	14,064	6,491	7,573	—	—
Purchase obligations and other	1,905	1,316	589	—	—
Total	$75,364	$14,748	$59,524	$1,092	$—
The table above includes management earn out payments associated with our acquisition of Race Face/Easton. In connection with our acquisition of Sport Truck, we have agreed to pay up to $18.2 million in additional consideration and acquisition related compensation through 2017, contingent upon the achievement of certain financial performance goals. The table above excludes the Sport Truck obligation because we cannot make a reasonably reliable estimate of the timing and extent of such payments. See Note 12 - Fair Value Measurements and Note 15 - Acquisitions in our Notes to Consolidated Financial Statements.
As of December 31, 2015, we had a liability of approximately $8.9 million associated with uncertain tax positions, which is classified as a current in our consolidated balance sheet because it is reasonably possible that certain federal, foreign, and state tax matters could be concluded in the next twelve months. However, our liability for uncertain tax positions has been excluded from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. See Note 11 - Income Taxes in our Notes to Consolidated Financial Statements.

Seasonality
Our business is seasonal. In each of the last three years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. We believe this seasonality is due to the delivery of new products during the late spring and summer each year.
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
We believe that the assumptions, judgments, and estimates associated with the following have the greatest potential impact on, and are critical to the understanding of, our results of operations: revenue recognition, provision for doubtful accounts receivable, inventory, goodwill and intangible assets, earn-out arrangements, warranty, income taxes and stock-based compensation. For further information see Note 1 - Description of Business, Basis of Presentation and Summary of Significant Accounting Policies of the accompanying notes to our Consolidated Financial Statements.
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

Inventories
Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs including freight on a first-in first-out basis) or market value. Cost includes raw materials, as well as direct labor and manufacturing overhead for products we manufacture. Market value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.
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
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Annually, we either make a qualitative assessment prior to proceeding to step one of the annual goodwill impairment test or perform a two-step impairment test. If we make a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, we would perform step one of the annual goodwill impairment test and, if necessary, proceed to step two. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. We determine the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2015 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
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
As of December 31, 2015, we used Level 2 inputs to determine the fair value of our Amended and Restated 2013 Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. We measured our contingent consideration liability arising from our acquisition of Sport Truck using Level 3 unobservable inputs. The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to our most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of our contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.
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

Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted after December 15, 2016. The Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company expects to complete its assessment of the impact of the new guidance on its consolidated financial statements in 2016.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires reporting entities to classify deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted. The Company has elected to early adopt the ASU at December 31, 2015 and has retrospectively applied the guidance to all periods presented. The adoption of ASU 2015-17 did not have an impact on statements of income or cash flows.
Other accounting standards updates effective after December 31, 2015, are not expected to have a material effect on the Company’s financial position, annual results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We generally do not hedge our interest rate exposure. We had $48.7 million of debt, bearing interest at a variable rate, outstanding under our credit facilities as of December 31, 2015. A hypothetical 100 basis point increase or decrease in the interest rate on our variable debt would have resulted in an approximately $0.5 million change to our interest expense for the year ended December 31, 2015.
Exchange rate sensitivity
As of December 31, 2015, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could in the future have an adverse effect on our business and results of operations. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. As a growing percentage of our activities are expected to be denominated in foreign currencies in the future, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure, however we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. As of December 31, 2015, the majority of our cash and cash equivalents consisted of FDIC insured certificates of deposit and cash balances in non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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

Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The "Management’s Report on Internal Control over Financial Reporting" is contained on page 52 of this Annual Report on Form 10-K and is incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
Because we are an "emerging growth company" as defined in the JOBS Act, we are not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. A "Report of Independent Registered Public Accounting Firm" is contained on page 53 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2016 annual meeting of stockholders (the "Proxy Statement") entitled "Election of Class III Directors" and "Corporate Governance."
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
February 29, 2016		Zvi Glasman, Chief Financial Officer
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

Signature	Title	Date

/s/ Larry L. Enterline	Chief Executive Officer and Director	February 29, 2016
Larry L. Enterline	(Principal Executive Officer)

/s/ Zvi Glasman	Chief Financial Officer	February 29, 2016
Zvi Glasman	(Principal Financial and Accounting Officer)

/s/ Elias Sabo	Chairman	February 29, 2016
Elias Sabo

/s/ Robert C. Fox, Jr.	Director	February 29, 2016
Robert C. Fox, Jr.

/s/ Joseph Hagin	Director	February 29, 2016
Joseph Hagin

/s/ Dudley Mendenhall	Director	February 29, 2016
Dudley Mendenhall

/s/ Carl Nichols	Director	February 29, 2016
Carl Nichols

/s/ Ted Waitman	Director	February 29, 2016
Ted Waitman

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate.	S-1	333-189841	July 8, 2013
4.2
Amended and Restated Registration Rights Agreement, dated May 12, 2013, by and among Fox Factory Holding Corp., Compass Group Diversified Holdings LLC, Madison Capital Funding Co-Investment Fund LP and certain other stockholders listed on the signature page thereto.
		S-1	333-189841	July 8, 2013
4.3	Form of Indenture dated March 31, 2015	S-3	333-203146	March 31, 2015
10.1	Revolving Credit Facility dated August 7, 2013 by and among Fox Factory Holding Corp., Fox Factory, Inc., SunTrust Bank and the other parties thereto.	10-Q	001-36040	September 19, 2013
10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated March 31, 2014.	8-K	001-36040	April 1, 2014
10.2.1	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 12, 2014.	8-K	001-36040	December 15, 2014
10.2.2	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated May 29, 2015.	8-K	001-36040	May 29, 2015
10.2.3	Waiver of Certain Requirements in the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 4, 2015.	10-Q	001-36040	November 4, 2015
10.3†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline.	S-1	333-189841	July 25, 2013
10.4†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman.	S-1	333-189841	July 25, 2013
10.5†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and John Boulton.	S-1	333-189841	July 25, 2013
10.6†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Mario Galasso.	S-1	333-189841	July 25, 2013
10.7†	Non-Employee Director Compensation Policy.	S-1	333-189841	July 25, 2013
10.8†	Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K/A	001-36040	June 17, 2014
10.9†
Information Sharing and Cooperation Agreement dated August 13, 2013 by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc.
		10-Q	001-36040	November 6, 2013
10.10†	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers.	S-1	333-189841	July 8, 2013

10.11†	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors.	S-1	333-189841	July 8, 2013
10.12†	2008 Stock Option Plan, as amended.	S-1	333-189841	July 8, 2013
10.13†	2008 Non-Statutory Stock Option Plan, as amended.	S-1	333-189841	July 29, 2013
10.14†	2013 Omnibus Plan.	S-1	333-189841	July 29, 2013
10.15†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan.	S-1	333-189841	July 25, 2013
10.16	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC.	S-1	333-189841	July 8, 2013
10.17	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant-Gross, March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda.	S-1	333-189841	July 8, 2013
10.18	Lease Agreement, dated July 1, 2003, by and between Fox Factory, Inc. and Robert C. Fox, Jr.	S-1	333-189841	July 8, 2013
10.19	Lease Agreement, dated June 13, 2006, by and between Fox Factory, Inc. and Freedom Associates, LLC, and related addenda.	S-1	333-189841	July 8, 2013
10.20
Air Commercial Real Estate Association Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 19, 2012, by and between Fox Factory, Inc. and North Johnson Vernon Property, LLC, and related addendum.
		S-1	333-189841	July 8, 2013
10.21	Land and Factory Lease Agreement, dated April 2, 2012, by and among Fox Factory, Inc., Hong-Ming Lee, Zhi-Ming Lee, Qing-Yu Lee, Fu-Zhong Lu, Yu-Wei Lu and Guan-Lun Lu.	S-1	333-189841	July 8, 2013
10.22	Sublease, dated January 1, 2012, by and between Fox Factory, Inc. and Robert C. Fox, Jr., and related addendum.	S-1	333-189841	July 8, 2013
10.23	Services and Secondment Agreement, as amended, dated March 10, 2011, by and among Fox Factory, Inc., Fox Factory Holding Corp. and Vulcan Holdings, Inc.	S-1	333-189841	July 8, 2013
10.24	Asset Purchase Agreement, by and between ST USA Holding Corp. and Sport Truck USA, Inc., dated March 5, 2014.	8-K	001-36040	March 6, 2014
10.25
Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc. dated December 5, 2014.
		8-K	001-36040	December 8, 2014
10.25.1
Side Letter Agreement to the Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc.dated December 12, 2014.
		8-K	001-36040	December 15, 2014
10.25.2
Second Amendment to Asset Purchase Agreement by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc., dated November 13, 2015.
		10-Q	001-36040	November 16, 2015
21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)	X
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
In making its assessment of internal controls over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on the evaluation, our management concluded that our internal controls over financial reporting are effective as of December 31, 2015.

February 29, 2016

/s/ Larry L. Enterline
Larry L. Enterline

/s/ Zvi Glasman
Zvi Glasman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.
Scotts Valley, California

We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Factory Holding Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Jose, California
February 29, 2016

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$6,944	$4,212
Accounts receivable (net of allowances of $407 and $348 at December 31, 2015 and December 31, 2014, respectively)	43,660	39,221
Inventory	68,202	59,191
Prepaids and other current assets	13,135	6,257
Total current assets	131,941	108,881
Property, plant and equipment, net	26,094	19,759
Deferred tax assets	1,065	4,298
Goodwill	57,653	58,745
Intangibles, net	60,849	65,184
Other assets	895	1,570
Total assets	$278,497	$258,437
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,072	$30,371
Accrued expenses	23,234	12,128
Reserve for uncertain tax positions	8,924	7,785
Current portion of long-term debt	2,837	2,837
Current portion of contingent consideration	6,950	7,704
Total current liabilities	74,017	60,825
Line of credit	1,500	—
Long-term debt, less current portion	44,325	47,163
Deferred rent	695	681
Deferred tax liabilities	—	7,414
Contingent consideration, less current portion	5,700	13,548
Total liabilities	126,237	129,631
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value—10,000 authorized and no shares issued or outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value—90,000 authorized; 37,415 shares issued and 37,025 outstanding as of December 31, 2015; 37,117 shares issued and 37,078 outstanding as of December 31, 2014	37	37
Additional paid-in capital	102,860	97,577
Treasury stock, at cost; 390 common shares as of December 31, 2015 and 39 common shares as of December 31, 2014	(5,807)	(571)
Accumulated other comprehensive loss	(1,953)	(406)
Retained earnings	57,123	32,169
Total stockholders’ equity	152,260	128,806
Total liabilities and stockholders’ equity	$278,497	$258,437

The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Sales	$366,798	$306,734	$272,746
Cost of sales	254,756	212,314	192,617
Gross profit	112,042	94,420	80,129
Operating expenses:
Sales and marketing	23,182	19,192	14,153
Research and development	17,001	13,642	10,409
General and administrative	21,053	17,683	11,408
Amortization of purchased intangibles	8,525	6,424	5,378
Fair value adjustment of contingent consideration and acquisition related compensation	6,937	2,856	—
Total operating expenses	76,698	59,797	41,348
Income from operations	35,344	34,623	38,781
Other expense, net:
Interest expense	1,549	999	4,125
Other (income) expense, net	(449)	(693)	(12)
Other expense, net	1,100	306	4,113
Income before income taxes	34,244	34,317	34,668
Provision for income taxes	9,290	6,631	10,566
Net income	$24,954	$27,686	$24,102
Earnings per share:
Basic	$0.67	$0.75	$0.70
Diluted	$0.66	$0.73	$0.68
Weighted average shares used to compute earnings per share:
Basic	36,989	36,756	34,571
Diluted	37,894	37,807	35,705
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Net income	$24,954	$27,686	$24,102
Other comprehensive loss
Foreign currency translation adjustments, net of tax effects	(1,547)	(391)	(16)
Other comprehensive loss	(1,547)	(391)	(16)
Comprehensive income	$23,407	$27,295	$24,086
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2013, 2014, and 2015
(in thousands, except per share amounts)

	Common Stock		Treasury
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings (deficit)	Total stockholders' equity

Balance- December 31, 2012	33,460	$33	—	$—	$49,169	$1	$(19,619)	$29,584
Proceeds from equity issuance, net	2,857	3	—	—	36,119	—	—	36,122
Stock-based compensation expense	—	—	—	—	2,500	—	—	2,500
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	—	24,102	24,102
Balance- December 31, 2013	36,317	$36	—	$—	$87,788	$(15)	$4,483	$92,292
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	800	1	—	—	2,107	—	—	2,108
Excess tax benefit from exercise of stock options	—	—	—	—	2,680	—	—	2,680
Tax benefit from equity issuance costs	—	—	—	—	958	—	—	958
Repurchases of common stock	—	—	39	(571)	—	—	—	(571)
Stock-based compensation expense	—	—	—	—	4,044	—	—	4,044
Foreign currency translation adjustment	—	—	—	—	—	(391)	—	(391)
Net income	—	—	—	—	—	—	27,686	27,686
Balance- December 31, 2014	37,117	$37	39	$(571)	$97,577	$(406)	$32,169	$128,806
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	298	—	—	—	(163)	—	—	(163)
Excess tax benefit from exercise of stock options	—	—	—	—	539	—	—	539
Repurchases of common stock		—	351	(5,236)	—	—	—	(5,236)
Stock-based compensation expense	—	—	—	—	4,907	—	—	4,907
Foreign currency translation adjustment	—	—	—	—	—	(1,547)	—	(1,547)
Net income	—	—	—	—	—	—	24,954	24,954
Balance- December 31, 2015	37,415	$37	390	$(5,807)	$102,860	$(1,953)	$57,123	$152,260

The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$24,954	$27,686	$24,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,063	9,730	7,759
Cost of goods on acquired inventory step up	812	953	—
Provision for doubtful accounts	75	(18)	(74)
Stock-based compensation	4,907	4,044	2,500
Excess tax benefit from exercise of stock options	(539)	(2,680)	—
Tax benefit from equity issuance costs	—	(958)	—
Loss (gain) on disposal of property and equipment	54	(27)	(7)
Deferred taxes	(4,364)	(5,399)	(3,236)
Amortization of loan fees	198	182	323
Write-off of unamortized loan origination costs from related party debt	—	—	1,405
Gain on bargain purchase, net of deferred taxes	(315)	—	—
Change in fair value of contingent consideration	(748)	2,217	—
Changes in operating assets and liabilities:
Accounts receivable	(5,510)	(635)	(8,510)
Inventory	(11,128)	(2,157)	(7,447)
Income taxes	2,272	2,563	2,965
Prepaids and other assets	(6,570)	(2,988)	(405)
Accounts payable	2,138	1,406	3,614
Accrued expenses	10,709	(764)	(169)
Deferred rent	14	(250)	(201)
Net cash provided by operating activities	30,022	32,905	22,619
INVESTING ACTIVITIES:
Acquisition of businesses	(2,414)	(70,938)	(1,117)
Purchases of property and equipment	(10,894)	(4,625)	(3,932)
Acquisition of other assets	—	(1,401)	—
Proceeds from sale of property and equipment	145	135	7
Net cash used in investing activities	(13,163)	(76,829)	(5,042)
FINANCING ACTIVITIES:
Proceeds from line of credit	37,000	18,600	27,721
Payments on line of credit	(35,500)	(26,600)	(20,500)
Payment of contingent consideration liability	(7,854)	—	—
Proceeds from related party line of credit	—	—	31,858
Payments on related party line of credit	—	—	(32,608)
Proceeds from issuance of debt, net of origination fees of $278	—	79,556	—
Repayment of debt	(2,838)	(30,000)	—
Repayment of related party debt	—	—	(58,500)
Proceeds from initial public offering, net of underwriter fees	—	—	39,857

Payments for deferred offering costs of initial public offering	—	—	(3,735)
Tax benefit from equity issuance costs	—	958	—
Proceeds (repurchases) from stock compensation, net	(163)	2,108	—
Excess tax benefit from exercise of stock options	539	2,680	—
Repurchase of common stock	(5,236)	(571)
Net cash (used in) provided by financing activities	(14,052)	46,731	(15,907)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(75)	(278)	(2)
CHANGE IN CASH AND CASH EQUIVALENTS	2,732	2,529	1,668
CASH AND CASH EQUIVALENTS—Beginning of year	4,212	1,683	15
CASH AND CASH EQUIVALENTS—End of year	$6,944	$4,212	$1,683
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$15,928	$9,338	$10,778
Interest	$1,338	$809	$2,565
Non-cash investing and financing activities:
Contingent consideration - acquisition of Sport Truck USA, Inc.	$—	$19,035	$—
Unpaid portion of cash consideration for acquisition of other assets	$—	$—	$1,401
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013
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

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Initial Public Offering - On August 13, 2013, the Company completed the initial public offering ("IPO") of its common stock pursuant to a registration statement on Form S-1. In the IPO, the Company sold 2,857 shares of common stock and the selling stockholders sold a total of 7,000 shares of common stock (including the shares sold pursuant to the exercise of the option granted to the underwriters) at an initial public offering price to the public of $15.00 per share. The Company received net proceeds from the IPO of approximately $36,122 from its sale of 2,857 shares of common stock after deducting underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the net proceeds it received to pay down related party debt. In July 2014, certain selling stockholders completed a secondary offering of the Company's common stock, which is described more fully in Note 9 - Stockholders' Equity.
Principles of Consolidation - The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

In the second quarter of 2014, the Company concluded an analysis of legal developments and business practices relative to the apportionment of income for state tax purposes that resulted in a change in estimate regarding income taxes. See Note 11 - Income Taxes.
Reclassifications - We have reclassified certain prior period amounts within our consolidated balance sheet for the year ended December 31, 2014 and the condensed consolidated statement of cash flows for the year months ended December 31, 2014 to conform to our current year presentation.
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
Foreign currency transaction gains (losses) of $187, $649, and $(5) for the years ended December 31, 2015, 2014 and 2013, respectively, are included as a component of other income or expense.
Cash and Cash Equivalents - Cash consists of cash maintained in a checking account. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

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
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at two large financial institutions. The Company has not experienced any losses in such accounts.

The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	December 31,
	2015	2014
Customer A	16%	17%
Customer B	8%	14%
During the years ended December 31, 2015, 2014 and 2013, Customer A from the table above represented 12%, 14%, and 17% of sales, respectively.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 37%, 44%, and 48% of its product components for the years ended December, 31, 2015, 2014 and 2013, respectively, from ten vendors. As of December 31, 2015 and 2014, amounts due to these vendors represented 27% and 38% of accounts payable, respectively.
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
The following table presents the activity in the allowance for doubtful accounts:

	For the years ended December 31,
Allowance for doubtful accounts:	2015	2014	2013
Balance, beginning of year	$348	$366	$440
Add: bad debt (benefit) expense	75	(10)	(45)
Less: write-offs, net of recoveries	(16)	(8)	(29)
Balance, end of year	$407	$348	$366
Inventories - Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or market value. Cost includes raw materials, as well as direct labor and manufacturing overhead for products we manufacture. Market value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.
Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful lives of the assets, whichever is shorter. The value assigned to land associated with buildings we own, which is not material, is not amortized. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated useful life

Machine shop equipment	10-15 years
Manufacturing equipment	5-10 years
Information systems, office equipment and furniture	3-5 years
Transportation equipment	5 years
Buildings	39 years
Internal Use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets -The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 31, 2015, 2014 and 2013.
Business Combinations - The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, the Company records adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of income.
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Annually the Company either makes a qualitative assessment prior to proceeding to step 1 of the annual goodwill impairment test or performs a two-step impairment test. If the Company makes a qualitative assessment and it determines that the fair value of the reporting unit is less than its carrying amount, the Company would perform step 1 of the annual goodwill impairment test and, if necessary, proceed to step 2. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Impairments, if any, are charged directly to earnings. The Company has a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. Trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 31, 2015, 2014 and 2013.

Self-Insurance - Since January 2015, the Company has been partially self-insured for its U.S. employee health and welfare benefits.  The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims.  The estimate for unpaid claims incurred as of December 31, 2015 is $454 and is recorded within accrued expenses on the consolidated balance sheets.
Revenue Recognition - The Company recognizes sales when persuasive evidence of an arrangement exists, title has transferred, the sales price is fixed or determinable, and collectability of the receivable is reasonably assured. Provisions for discounts, rebates, sales incentives, returns, and other adjustments are provided for in the period the related sales are recorded based on an assessment of historical trends and current projection of future results. Sales are recorded net of sales tax.
Cost of Sales - Cost of sales primarily consists of materials and labor expense in the manufacturing of the Company’s products. Cost of sales also includes provisions for excess and obsolete inventory, warranty costs, certain allocated costs for facilities, depreciation and other manufacturing overhead. Additionally, it includes stock-based compensation for personnel directly involved with manufacturing the Company’s product offerings.
Shipping and Handling Fees and Costs - The Company includes shipping and handling fees billed to customers in sales. Shipping costs associated with inbound freight are capitalized as part of inventory and included in cost of sales as products are sold.
Sales and Marketing - Sales and marketing expenses include costs related to sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include race support and sponsorships of events and athletes, advertising and promotions related to trade shows, travel and entertainment, and promotional materials, products and sales offices costs.
Research and Development - Research and development expenses consist primarily of salaries and personnel costs, including wages, employee benefits and related stock-based compensation for the Company’s engineering, research and development teams, occupancy related expenses, fees for third party consultants, service fees, and expenses for prototype tooling and materials, travel, and supplies. The Company expenses research and development costs as incurred.
General and Administrative - General and administrative expenses include costs related to executive, finance, information technology, human resources and administrative personnel, including wages, employee benefits and related stock-based compensation expenses. The Company records professional and contract service expenses, occupancy related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses.
Stock-Based Compensation - The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures. The fair value of the RSU’s is equal to the fair value of the Company’s common stock on the grant date of the award.
Income Taxes - The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

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
Advertising - Advertising costs are expensed as incurred. Costs incurred for advertising totaled $1,532, $1,012, and $448 for the years ended December 31, 2015, 2014 and 2013, respectively.
Warranties - The Company offers limited warranties on its products for one to two years. The Company recognizes estimated costs related to warranty activities as a component of cost of sales upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim.
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
Recent Accounting Pronouncements - In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will apply the new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted after December 15, 2016. The Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company expects to complete its assessment of the impact of the new guidance on its consolidated financial statements in 2016.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires reporting entities to classify deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted. The Company has elected to early adopt ASU 2015-17 on a retrospective basis and has presented all of its deferred tax assets and liabilities as non-current as of December 31, 2015 and 2014.  The adoption of ASU 2015-17 did not have an impact on statements of income or cash flows.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

Other accounting standards updates effective after December 31, 2015, are not expected to have a material effect on the Company’s financial position, annual results of operations or cash flows.
2. Inventory
Inventory consisted of the following:

	December 31,
	2015	2014
Raw materials	$43,468	$39,655
Work-in-process	1,921	1,568
Finished goods	22,813	17,968
Total inventory	$68,202	$59,191
3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 31,
	2015	2014
Machinery and manufacturing equipment	$22,488	$17,739
Information systems, office equipment and furniture	9,829	5,297
Transportation equipment	2,243	2,041
Building and land	3,469	3,469
Leasehold improvements	6,970	5,971
Total	44,999	34,517
Less: accumulated depreciation and amortization	(18,905)	(14,758)
Property, plant and equipment, net	$26,094	$19,759
Depreciation expense was $4,538, $3,306, and $2,381 for the years ended December 31, 2015, 2014, and 2013, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

4. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 31, 2015:
Customer relationships	$39,004	$(13,013)	$25,991	13
Core technology	33,400	(32,559)	841	8
Patents	1,335	(889)	446	4
Total	$73,739	$(46,461)	27,278
Trademarks and brands, not subject to amortization			33,571
Total			$60,849
December 31, 2014:
Customer relationships	$36,555	$(9,144)	$27,411	13
Core technology	33,700	(28,438)	5,262	8
Patents	835	(394)	441	5
Total	$71,090	$(37,976)	33,114
Trademarks and brands, not subject to amortization			32,070
Total			$65,184

	For the years ended December 31,
	2015	2014	2013
Amortization of intangibles	$8,525	$6,424	$5,378
The Company acquired intangible assets in conjunction with acquisitions. The company recorded valuation adjustments during the year ended December 31, 2015, as more fully described in Note 15 - Acquisitions. The acquired definite lived assets will be amortized on a straight-line basis.

Goodwill activity consisted of the following:
Balance as of December 31, 2014	$58,745
Acquisitions - Refer to Note 15, Acquisitions	567
Purchase accounting adjustments - Refer to Note 15, Acquisitions	(1,593)
Currency translation and other adjustments	(66)
Balance as of December 31, 2015	$57,653
Future amortization expense for finite-lived intangibles as of December 31, 2015 is as follows:

For the years ending December 31,	Amortization Expense
2016	$2,962
2017	2,798
2018	2,773
2019	2,706
2020	2,015
Thereafter	14,024
Total expected future amortization	$27,278

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

5. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2015	2014
Payroll and related expenses	$8,143	$5,352
Management earn-out	7,242	274
Warranty	3,914	4,215
Income tax payable	1,949	1,405
Other accrued expenses	1,986	882
Total	$23,234	$12,128
Activity related to warranties is as follows:

	For the years ended December 31,
	2015	2014	2013
Beginning warranty liability	$4,215	$3,857	$4,582
Charge to cost of sales	3,616	4,381	4,491
Fair value of warranty assumed in acquisition	—	382	—
Costs incurred	(3,917)	(4,405)	(5,216)
Ending warranty liability	$3,914	$4,215	$3,857

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
In August 2013, in connection with its IPO, the Company repaid all indebtedness and terminated its Credit Facility with Compass, recognizing a non-cash expense of approximately $1,405 related to unamortized loan origination costs. Interest expense on the Prior Credit Facility was approximately $2,179 for the years ended December 31, 2013.
The Company paid annual management fees of $308 to an affiliate of Compass for the year ended December 31, 2013, which are included as part of general and administrative expenses. The Company terminated the management services agreement with Compass upon the consummation of the IPO.
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Robert Fox, a founder and minority stockholder of the Company. The term of the lease ends June 30, 2018, with monthly rental payments, which are adjusted annually for a cost-of-living increase based upon the consumer price index. Payments made under this lease were $1,203, $1,186 and $1,156 for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 8 - Commitments and Contingencies for a summary of the future minimum lease payments under this operating lease.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

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
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At December 31, 2015 the one month LIBOR and prime rates were 0.24% and 3.50%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 31, 2015.
The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility and the 2013 Credit Facility:

	December 31,
	2015	2014
Amount outstanding	$1,500	$—
Available borrowing capacity	$58,500	$60,000
Maximum borrowing capacity	$60,000	$60,000
As of December 31, 2015, future principal payments for the Term Loan, including the current portion, are summarized as follows:

For the years ending December 31,
2016	2,837
2017	4,256
2018	4,256
2019	35,813
Total	47,162
Less: current portion	(2,837)
Long-term debt less current portion	$44,325

Prior Credit Facility
In August 2013, in connection with its IPO, the Company repaid all indebtedness and terminated its Credit Facility with Compass, See Note 6 - Related Party Transactions.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

8. Commitments and Contingencies
Operating Leases - The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $4,611, $3,214, and $2,953 for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 6 - Related Party Transactions for additional information on related party operating leases.
Approximate remaining future minimum lease payments under these operating leases as of December 31, 2015, are as follows:

For the years ending December 31,	Third party future payments	Related party future payments	Total future payments
2016	2,901	1,203	4,104
2017	2,436	1,203	3,639
2018	1,756	601	2,357
2019	1,041	—	1,041
2020	946	—	946
Thereafter	146	—	146
	$9,226	$3,007	$12,233
Indemnification Agreements - In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s results of operations, financial position or liquidity.
Legal Proceedings - The Company is currently involved in legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations and cash flows. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, there exists the possibility of a material adverse impact on the results of operations in the future.

Other Commitments - In connection with the acquisition of businesses, the Company has agreed to pay up to $32,263 in additional consideration and acquisition related compensation through 2017, contingent in one case upon the achievement of certain financial performance goals and in one case continued employment through the 2017 scheduled payment date. A portion of the obligation is denominated in Canadian Dollars. See Note 12 - Fair Value Measurements and Note 15 - Acquisitions.

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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

Share Repurchase Program
On November 3, 2014, the Company's Board of Directors authorized the repurchase of up to an aggregate of $40,000 in shares of common stock under a stock repurchase program. Shares of common stock repurchased under this program are accounted for as treasury stock using the cost method. Treasury stock is included as a component of stockholders’ equity. During the year ended December 31, 2015, the Company repurchased 351 shares for a total of $5,236. Since the inception of the program, the Company has repurchased 390 shares for a total of $5,807. The repurchase program expired on December 31, 2015. On February 25, 2016, the Company's Board of Directors authorized a new share repurchase program for up to $40,000 of the Company’s common shares outstanding. The new repurchase program will expire on December 31, 2017.

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

The equity incentive plans are administered by the Compensation Committee of the board of directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 31, 2015, there were 4,965 shares reserved for issuance under the Company's equity incentive plans and 2,549 shares available for grant under the 2013 Plan.

Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the years ended December 31, 2015, 2014 and 2013 was $4,907, $4,044 and $2,500, respectively, of which $4,576, $3,401 and $897, respectively, related to RSUs and $331, $643 and $1,603, respectively, related to stock options.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the years ended December 31,
	2015	2014	2013
Cost of sales	$82	$43	$23
Sales and marketing	430	279	158
Research and development	178	88	53
General and administrative	4,217	3,634	2,266
Total	$4,907	$4,044	$2,500

Stock-based compensation expense capitalized to inventory was not material for the years ended December 31, 2015, 2014 and 2013.

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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

On September 2, 2014, the Company and certain of its officers agreed to amend certain existing award agreements, thereby canceling the 19 existing RSU time-based awards and reissuing such awards in tranches that are subject to both time and performance-based vesting conditions, allowing the Company to ensure the tax deductibility of the RSU expense as 162(m) performance-based compensation. The cancellation and replacement was accounted for as a modification. Compensation expense for the modified awards is based on the original grant-date closing market price of the Company's common stock. For purposes of measuring compensation expense, the amount of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Assuming performance goals are achieved, the Company does not expect to record incremental stock-based compensation expense as a result of the modification. The recognition of compensation expense associated with performance-based stock awards requires defined criteria for assessing achievement and judgment in assessing the probability of meeting the performance goals.
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2013	516	$17.53
Granted	783	17.30
Canceled	(386)	17.52
Vested	(133)	17.53
Unvested at December 31, 2014	780	17.30
Granted	246	16.60
Canceled	(19)	16.93
Vested	(234)	17.36
Unvested at December 31, 2015	773	$17.07

As of December 31, 2015, the Company had approximately $10,731 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.40 years.

Stock Options
The Company issued no stock options in the years ended December 31, 2015 and 2014. For the year ended December 31, 2013, the fair value of options on the date of grant was estimated using the Black-Scholes option-pricing model using the single-option award approach with the following weighted average assumptions; expected term of 5.5 years, volatility of 36%, and risk-free interest rate of 0.79%. The Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. Estimated volatilities were based on an analysis of comparable companies and the Company’s leverage. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Although the Company paid a dividend in connection in 2012, the Company does not intend to pay cash dividends in the future. As such, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2012	2,502	$4.88	9	$6,828
Options granted (weighted average fair value of $2.59 per share)	9	7.59
Balance at December 31, 2013	2,511	4.88	8	$32,001
Options exercised	(711)	3.90		$8,963
Options forfeited	(58)	5.75
Balance at December 31, 2014	1,742	5.25	7	$19,136
Options exercised	(99)	3.99		$1,332
Options forfeited	—	—
Balance at December 31, 2015	1,643	5.32	6	$18,414
Options vested and expected to vest - December 31, 2015	1,643	5.32	6	$18,414
Options exercisable - December 31, 2015	1,381	$5.25	6	$15,579

Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on Nasdaq and the exercise price of outstanding, in-the-money options. As of December 31, 2015, the Company had approximately $362 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.52 years.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the years ended December 31,
	2015	2014	2013
Net income	$24,954	$27,686	$24,102

Weighted average shares used to compute basic earnings per share	36,989	36,756	34,571
Dilutive effect of employee stock plans	905	1,051	1,134
Weighted average shares used to compute diluted earnings per share	37,894	37,807	35,705
Earnings per share:
Basic	$0.67	$0.75	$0.70
Diluted	$0.66	$0.73	$0.68
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, as none of these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

11. Income Taxes

The components of income tax expense are as follows:

	For the years ended December 31,
	2015	2014	2013
Current:
Federal	$11,468	$15,122	$10,282
State	(22)	(3,772)	3,135
Foreign	2,208	680	385
Total	13,654	12,030	13,802
Deferred:
Federal	(3,751)	(5,016)	(2,912)
State	(613)	(383)	(324)
Total	(4,364)	(5,399)	(3,236)
Total provision	$9,290	$6,631	$10,566

The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the years ended December 31,
	2015	2014	2013
United States	$24,308	$27,162	$35,098
Foreign	9,936	7,155	(430)
	$34,244	$34,317	$34,668

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the years ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.2	1.5	4.7
Reapportionment benefit	(0.1)	(11.8)	—
Change in liability for unrecognized tax benefits	(2.8)	(4.0)	(3.7)
Manufacturing deduction	(2.0)	(2.7)	(2.9)
Research and development tax credit	(2.9)	(0.8)	(2.7)
Stock-based compensation	(0.1)	(0.1)	0.1
Other	(2.2)	2.2	—
Total provision	27.1%	19.3%	30.5%

On December 18, 2015, the Protecting Americans From Tax Hikes Act was signed into law reinstating the federal research and development credit for 2015. Accordingly, the Company recorded the benefit related to the 2015 federal research and development credit of approximately $303 in the fourth quarter of 2015.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

On February 3, 2015, the Company announced that it had been awarded a four-year, $1,700 tax credit from the State of California, subject to certain in-state growth requirements. The Company will evaluate the requirements in each of the eligible years and realize the benefits of the credit if conditions are met.

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

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities	$3,754	$3,767
Inventory	3,615	1,050
State income taxes	—	1,201
Other	828	—
Allowance for doubtful accounts	182	132
Total deferred tax asset	8,379	6,150
Deferred tax liabilities:
Intangible assets	(2,033)	(6,616)
Depreciation	(3,856)	(2,356)
Property and equipment	—	(233)
State income taxes	(1,312)	—
Prepaid expenses	(113)	(61)
Total deferred tax liability	(7,314)	(9,266)
Net deferred tax asset (liability)	$1,065	$(3,116)

On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which requires non-current classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016.  The Company has elected to early adopt ASU 2015-17 on a retrospective basis and has presented all of its deferred tax assets and liabilities as non-current as of December 31, 2015 and 2014.

As of December 31, 2015, the Company had foreign net operating loss carryforwards of approximately $120 which begin to expire in 2034 unless previously utilized. The Company also had gross state research credits of approximately $384 which do not expire.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

The following table summarizes the activity related to the Company's unrecognized tax benefits:

	For the years ended December 31,
	2015	2014	2013
Balance - beginning of period	$7,785	$7,796	$7,292
Increase related to current year tax positions	1,878	1,988	1,896
Increase related to prior year tax positions	584	—	—
Decrease due to expiration of statute of limitations	(1,323)	(1,489)	(1,392)
Decrease due to change in estimated state tax rate	—	(510)	—
Balance - end of period	$8,924	$7,785	$7,796

As of December 31, 2015, the Company had $8,924 of unrecognized tax benefits, of which approximately $8,236, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at December 31, 2015 could be reduced by approximately $1,298 in the next twelve months.

As of December 31, 2015 and 2014, the Company had approximately $268 and $225, respectively, of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.

The Company's federal tax returns for 2012 and forward, state tax returns for 2011 and forward, and foreign tax returns from 2013 and forward are subject to examination by tax authorities. The Company's 2011 and 2012 state tax returns are currently under examination by the California Franchise Tax Board.
12. Fair Value Measurements
The carrying value of the Company’s financial instruments, including cash, accounts receivable and accounts payable approximate their fair value as of December 31, 2015 and 2014, based on Level 1 inputs.
As of December 31, 2015 and 2014, the carrying amount of the principal under the Company’s First Amendment to Amended and Restated 2013 Credit Facility approximates fair value because the facility has variable interest rates that reflect market changes in interest rates and changes in the Company’s net leverage ratio. The Company used Level 2 inputs to determine the fair value of its credit facility.
The Company measured its contingent consideration liability arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 15 - Acquisitions). The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by applying a Black-Scholes model to the Company's most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of the Company's contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.  The Company estimated the probabilities of actual results exceeding the projection during the remaining years of the earn-out at approximately 70% as of December 31, 2015, compared to an overall estimate of 75% for all annual periods at the acquisition date. Additionally, volatility was measured at 32% as of December 31, 2015, compared to 41% at the acquisition date. The adjustment in fair value is recorded in the accompanying consolidated statement of income for the year ended December 31, 2015 as a component of fair value adjustment of contingent consideration and acquisition related compensation.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 31, 2014	$21,252
Change in fair value	(748)
Payment of contingent liability	(7,854)
Balance at December 31, 2015	$12,650

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2015, 2014 and 2013.

13. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company made matching contributions of $298, $233, and $205 for each of the years ended December 31, 2015, 2014 and 2013.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the years ended December 31,
	2015	2014	2013
United States	$163,126	$128,297	$96,113
Asia	101,947	88,069	89,424
Europe	71,941	66,876	61,996
Rest of the World	29,784	23,492	25,213
Total sales	$366,798	$306,734	$272,746
The Company’s long-lived assets by geographic location are as follows:

	December 31,
	2015	2014
United States	$23,241	$16,579
International	2,853	3,180
Total long-lived assets	$26,094	$19,759

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

The following table summarizes total sales by product category:

	For the years ended December 31,
	2015	2014	2013
Bikes	$211,704	$179,192	$181,019
Power vehicles	155,094	127,542	91,727
Total sales	$366,798	$306,734	$272,746

15. Acquisitions
Sport Truck USA, Inc.
On March 31, 2014, the Company acquired certain assets and assumed certain liabilities of Sport Truck. The transaction was accounted for as a business combination. In connection with the acquisition, the Company paid cash of $40,770, after certain working capital adjustments, in accordance with the asset purchase agreement. Certain members of Sport Truck’s executive management team agreed to refund up to $1,432 of the proceeds from the sale, on a graduated basis, if they terminate employment prior to March 31, 2017. As a result, such payments have been excluded from the acquisition consideration, and are recognized as compensation expense over the expected three year service period.
The total consideration was increased by the effective settlement of trade receivables in the amount of $473, which represented the recorded amount and as a result, no gain or loss was recorded upon settlement.
The Company agreed to total contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. Performance compared to the targets is measured annually over a three year period, and payment of the contingent consideration will be made upon final determination of the adjusted EBITDA for each year. The estimated acquisition date fair value of the contingent consideration was $19,035, based on a Black-Scholes model. As of December 31, 2015, $7,854 of contingent consideration has been paid under this arrangement. See Note 12 - Fair Value Measurements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

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
The Company incurred $1,402 of transaction costs in conjunction with the Sport Truck acquisition for the year ended December 31, 2014, which is included in general and administrative expense in the accompanying consolidated statement of income. Additional costs of $278 were incurred in the year ended December 31, 2014 associated with financing the transaction and are included in loan fees. See Note 7 - Debt.
The results of operations for Sport Truck have been included in the Company's consolidated statement of income since the date of acquisition. Revenue and income from operations included since the date of acquisition through December 31, 2014 amount to $33,162 and $2,974, inclusive of adjustments to the fair value of contingent consideration of $2,217. See Note 12 - Fair Value Measurements.
Race Face Performance and Easton Cycling Businesses
On December 12, 2014, the Company acquired certain assets and assumed certain liabilities of Race Face/Easton. In connection with the acquisition, the Company paid approximately $29,857. The acquisition was financed with debt and includes a potential earn-out opportunity of up to a maximum of approximately $14,063, denominated in Canadian Dollars (equivalent to $19.5 million CAD at December 31, 2015 rates), contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In November 2015, the Company entered into a Second Amendment to Asset Purchase Agreement for Race Face/Easton, which guaranteed the earn-out payments payable in 2016 and 2017, subject to conditions including continued employment.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
Years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

The Company incurred $1,142 of transaction costs in conjunction with the Race Face/Easton acquisition, which is included in general and administrative expense in the accompanying consolidated statement of income for the year ended December 31, 2014. Additional costs of $166 were incurred in association with financing the transaction and are included in loan fees. See Note 7 - Debt. The allocation of the purchase price to the assets acquired and liabilities assumed was finalized in the fourth quarter of 2015. Based on the Company's validation of working capital and completion of its intangible valuation procedures, with the assistance of specialists, the Company increased the purchase price allocated to intangibles by $3,300 which was partially offset by adjustments related to inventory and liabilities, resulting in a net reduction to goodwill of $1,593. Goodwill acquired is expected to be deductible for income tax purposes. The acquisition was not material to the Company's financial statements.
Other Acquisitions
In January 2015, the Company, through certain of its subsidiaries, acquired certain specified assets of a machine shop in Spring Arbor, Michigan. The Company paid cash of $765. Based on the allocation of the purchase price to the assets acquired and liabilities assumed, the Company recorded goodwill of $567 which represents the strategic fit with the Company's operations. The acquisition was not material to the Company's financial statements.
In November 2015, the Company, through certain of its subsidiaries, acquired certain specified assets of Marzocchi’s mountain bike product lines. The Company paid cash of $1,649. Based on the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, the Company recorded a gain of $315, net of tax, to reflect the excess of the fair value acquired over the consideration paid which is included in other (income) expense, net, on the statements of income. The acquisition was not material to the Company's financial statements.

16. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2015 and 2014 is as follows:

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Sales	$95,668	$106,171	$97,171	$67,788	$74,104	$90,148	$86,374	$56,108
Gross profit	28,605	34,786	29,868	18,783	21,903	28,547	26,953	17,017
Income from operations	9,447	13,821	10,537	1,539	4,229	13,911	11,736	4,747
Net income	6,830	10,591	6,763	770	2,873	10,291	11,581	2,941
Earnings per share:
Basic	$0.18	$0.29	$0.18	$0.02	$0.08	$0.28	$0.32	$0.08
Diluted	$0.18	$0.28	$0.18	$0.02	$0.08	$0.27	$0.31	$0.08