Form 10-Q
period 2016-04-01
FOX FACTORY HOLDING CORP
filed 2016-05-04
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 0 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	April 1,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,264	$6,944
Accounts receivable (net of allowances of $483 and $407 at April 1, 2016 and December 31, 2015, respectively)	33,874	43,660
Inventory	74,988	68,202
Prepaids and other current assets	14,586	13,135
Total current assets	132,712	131,941
Property, plant and equipment, net	29,319	26,094
Deferred tax assets	2,545	1,065
Goodwill	57,678	57,653
Intangibles, net	60,146	60,849
Other assets	—	114
Total assets	$282,400	$277,716
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,449	$32,072
Accrued expenses	12,801	23,234
Reserve for uncertain tax positions	8,528	8,924
Current portion of long-term debt	3,142	2,790
Current portion of contingent consideration	6,889	6,950
Total current liabilities	71,809	73,970
Line of credit	11,500	1,500
Long-term debt, less current portion	42,580	43,591
Deferred rent	686	695
Contingent consideration, less current portion	6,000	5,700
Total liabilities	132,575	125,456
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of April 1, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value — 90,000 authorized; 37,422 shares issued and 36,532 outstanding as of April 1, 2016; 37,415 shares issued and 37,025 outstanding as of December 31, 2015	37	37
Additional paid-in capital	104,276	102,860
Treasury stock, at cost; 890 common shares as of April 1, 2016 and 390 common shares as of December 31, 2015	(13,754)	(5,807)
Accumulated other comprehensive loss	(1,119)	(1,953)
Retained earnings	60,385	57,123
Total stockholders’ equity	149,825	152,260
Total liabilities and stockholders’ equity	$282,400	$277,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended
	April 1, 2016	March 31, 2015
Sales	$80,217	$67,788
Cost of sales	55,099	49,005
Gross profit	25,118	18,783
Operating expenses:
Sales and marketing	6,553	5,297
Research and development	4,392	3,402
General and administrative	5,921	4,641
Amortization of purchased intangibles	795	1,840
Fair value adjustment of contingent consideration and acquisition related compensation	1,763	2,064
Total operating expenses	19,424	17,244
Income from operations	5,694	1,539
Other expense, net:
Interest expense	383	330
Other expense (income), net	904	(15)
Other expense, net	1,287	315
Income before income taxes	4,407	1,224
Provision for income taxes	1,145	454
Net income	$3,262	$770
Earnings per share:
Basic	$0.09	$0.02
Diluted	$0.09	$0.02
Weighted average shares used to compute earnings per share:
Basic	36,935	37,052
Diluted	37,859	37,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended
	April 1, 2016	March 31, 2015
Net income	$3,262	$770
Other comprehensive loss:
Foreign currency translation adjustments, net of tax effects	834	(66)
Other comprehensive loss	834	(66)
Comprehensive income	$4,096	$704
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended
	April 1, 2016	March 31, 2015
OPERATING ACTIVITIES:
Net income	$3,262	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,027	2,867
Cost of goods on acquired inventory step up	53	1,084
Provision for doubtful accounts	70	12
Stock-based compensation	1,381	1,052
Excess tax benefit from exercise of stock options	—	(188)
(Gain) loss on disposal of property and equipment	—	(6)
Deferred taxes	(1,476)	(193)
Amortization of loan fees	49	49
Change in fair value of contingent consideration	239	52
Changes in operating assets and liabilities:
Accounts receivable	9,999	7,871
Inventory	(6,403)	(12,425)
Income taxes payable	(2,070)	(468)
Prepaids and other assets	(946)	(834)
Accounts payable	7,853	10,397
Accrued expenses	(8,832)	(434)
Deferred rent	(10)	(7)
Net cash provided by operating activities	5,196	9,599
INVESTING ACTIVITIES:
Acquisition of businesses	—	(765)
Purchases of property and equipment	(4,354)	(1,548)
Proceeds from sale of property and equipment	—	6
Net cash used in investing activities	(4,354)	(2,307)
FINANCING ACTIVITIES:
Proceeds from line of credit	16,000	6,000
Payments on line of credit	(6,000)	(6,000)
Repurchase of common stock	(7,948)	(3,733)
Repayment of debt	(709)	(709)
Proceeds from stock compensation, net	36	117
Excess tax benefit from exercise of stock options	—	188
Net cash provided by (used in) financing activities	1,379	(4,137)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	99	(163)
CHANGE IN CASH AND CASH EQUIVALENTS	2,320	2,992
CASH AND CASH EQUIVALENTS—Beginning of period	6,944	4,212
CASH AND CASH EQUIVALENTS—End of period	$9,264	$7,204

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,300	$1,085
Interest	$310	$275
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
Change in Fiscal Year - For fiscal year 2016, the Company has changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the Friday nearest to December 31, effective beginning with the first quarter of 2016. Therefore, the financial results of certain future fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. The Company has made the change in fiscal years on a prospective basis and thus will not revise the Company’s previously reported financial statements as of and for the year ended December 31, 2015 or any interim period therein.

This change in fiscal year was identified as a best practice in connection with the Company’s previously disclosed global enterprise resource planning system, which the Company began implementing in May 2015. The Company believes this change will provide numerous benefits, including but not limited to, better alignment with manufacturing scheduling and improved comparability between periods.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("US") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the three months ended April 1, 2016 are not necessarily indicative of the results that may be expected for the year ending December 30, 2016.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that have had a material impact on our condensed consolidated financial statements and related notes.

Use of Estimates - The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  The Company adopted ASU 2015-03 effective January 1, 2016 on a retrospective basis. As a result, debt issuance costs of $781 have been reclassified from other assets to long-term debt in the December 31, 2015 condensed consolidated balance sheet.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The guidance applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect this guidance to have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than twelve months on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The Company early adopted the guidance effective January 1, 2016. As provided in the guidance, the Company made a policy election to account for forfeitures as they occur rather than on an estimated basis. The policy election and amendments related to the timing of when excess tax benefits are recognized and their recognition in the income tax provision were applied utilizing the modified retrospective transition method. The impact of the forfeiture policy election on the results of operations and opening equity was immaterial. The Company elected to adopt the amendments related to the presentation of excess tax benefits on the statement of cash flows using a prospective transition method.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

2. Inventory
Inventory consisted of the following:

	As of April 1,	As of December 31,
	2016	2015
Raw materials	$48,259	$43,468
Work-in-process	2,068	1,921
Finished goods	24,661	22,813
Total inventory	$74,988	$68,202

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of April 1,	As of December 31,
	2016	2015
Machinery and manufacturing equipment	$24,403	$22,488
Information systems, office equipment and furniture	11,038	9,829
Transportation equipment	2,307	2,243
Building and land	4,358	3,469
Leasehold improvements	7,388	6,970
Total	49,494	44,999
Less: accumulated depreciation and amortization	(20,175)	(18,905)
Property, plant and equipment, net	$29,319	$26,094

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Intangibles, net
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
April 1, 2016:
Customer relationships	$39,021	$(13,655)	$25,366	13
Core technology	33,400	(32,599)	801	8
Other	1,335	(1,008)	327	4
Total	$73,756	$(47,262)	26,494
Trademarks and brands, not subject to amortization			33,652
Total			$60,146
December 31, 2015:
Customer relationships	$39,004	$(13,013)	$25,991	13
Core technology	33,400	(32,559)	841	8
Other	1,335	(889)	446	4
Total	$73,739	$(46,461)	27,278
Trademarks and brands, not subject to amortization			33,571
Total			$60,849

	For the three months ended
	April 1, 2016	March 31, 2015
Amortization of intangibles	$795	$1,840

Future amortization expense for finite-lived intangibles as of April 1, 2016 is as follows:

For the fiscal years ending,	Amortization Expense
2016 (remaining nine months)	$2,198
2017	2,801
2018	2,776
2019	2,715
2020	2,015
Thereafter	13,989
Total expected future amortization	$26,494

Goodwill activity consisted of the following:
Balance as of December 31, 2015	$57,653
Currency translation and other adjustments	25
Balance as of April 1, 2016	$57,678

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

5. Accrued Expenses
Accrued expenses consisted of the following:

	As of April 1,	As of December 31,
	2016	2015
Payroll and related expenses	$4,262	$8,143
Management earn-out	2,162	7,242
Warranty	3,868	3,914
Income tax payable	333	1,949
Other accrued expenses	2,176	1,986
Total	$12,801	$23,234
Activity related to warranties is as follows:

	For the three months ended
	April 1, 2016	March 31, 2015
Beginning warranty liability	$3,914	$4,215
Charge to cost of sales	858	830
Costs incurred	(904)	(875)
Ending warranty liability	$3,868	$4,170

6. Debt
Amended and Restated 2013 Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders which has been periodically amended and restated (the “Amended and Restated 2013 Credit Facility”). The 2013 Amended and Restated Credit Facility, which matures on December 12, 2019, provides a revolving line of credit and a maturing secured term loan with initial draws totaling $80,000, which were funded as a result of 2014 amendments. The term loan is subject to quarterly amortization payments.
The Amended and Restated 2013 Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At April 1, 2016, the one month LIBOR and prime rates were 0.44% and 3.50%, respectively. The Amended and Restated 2013 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 1, 2016.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility:

As of April 1,
2016
Amount outstanding	$11,500
Available borrowing capacity	$48,500
Maximum borrowing capacity	$60,000
Interest rate at April 1, 2016	3.52%
Maturity date	December 12, 2019

As of April 1, 2016, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2016 (remaining nine months)	$2,128
2017	4,256
2018	4,256
2019	35,813
Total	46,453
Debt issuance cost	(731)
Long-term debt, net of issuance cost	45,722
Less: current portion	(3,142)
Long-term debt less current portion	$42,580

7. Commitments and Contingencies
Operating Leases - The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. See Note 13 - Related Party Transactions for additional information on related party operating leases.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Other Commitments - As of April 1, 2016, in connection with the acquisition of businesses, the Company is committed to pay up to $26,198 in additional consideration and acquisition related compensation through 2017, contingent upon the achievement of certain financial performance goals and in some cases continued employment through 2016. A portion of the obligation is denominated in Canadian dollars. See Note 9 - Fair Value Measurements. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

8. Stockholders' Equity

Share Repurchase Program and Secondary Offering
On February 25, 2016, the Company's Board of Directors authorized the Company's 2016 stock repurchase program (the "2016 Repurchase Program"), permitting repurchases of up to an aggregate of $40,000 in shares of our common stock. The plan expires on December 31, 2017, unless extended by the Company's Board of Directors. Shares of common stock repurchased under this program are accounted for as treasury stock under the cost method.
On March 11, 2016, the Company entered into an agreement ("the Underwriting Agreement") with Jefferies LLC (the "Underwriter"), Compass Group Diversified Holdings LLC and Robert C. Fox, a founder and minority stockholder of the Company ("Compass", together with Mr. Fox, the "Selling Stockholders"). Pursuant to the Underwriting Agreement, Compass sold 2,500 shares of the Company's common stock, $0.001 par value per share, held by Compass to the Underwriter at a price of $15.895 per share, and Mr. Fox granted the Underwriter an over-allotment option to purchase up to 375 shares of the Company's common stock owned by Mr. Fox at a price of $15.895 per share. The over-allotment option to purchase shares from Mr. Fox expired in April 2016. The offering and sale of the common stock by the Selling Stockholders was made pursuant to the Company's registration statement on Form S-3, and closed on March 16, 2016. Concurrently, pursuant to the 2016 Repurchase Program and a stock repurchase agreement between Compass and the Company, the Company repurchased 500 shares of its common stock held by Compass for a total of $7,948.
At April 1, 2016, $32,052 remains available for repurchase under the 2016 Repurchase Program. The Company has repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015.

Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended
	April 1, 2016	March 31, 2015
Cost of sales	$31	$11
Sales and marketing	126	82
Research and development	70	23
General and administrative	1,154	936
Total	$1,381	$1,052

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the three months ended April 1, 2016.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2015	773	$17.07
Granted	226	$14.41
Forfeited	(3)	$16.80
Unvested at April 1, 2016	996	$16.47

During the three months ended April 1, 2016 and March 31, 2015, there were no shares of common stock issued due to the vesting of RSUs. There were no RSUs granted or forfeited during the three months ended March 31, 2015.
During the three months ended April 1, 2016 and March 31, 2015, 7 and 44 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $36 and $117, respectively.  There were no stock options granted or forfeited during the three months ended April 1, 2016 and March 31, 2015.

As of April 1, 2016, the Company had approximately $12,700 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.70 years. Additionally, as of April 1, 2016, the Company had approximately $291 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.32 years.

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
As of April 1, 2016, the carrying amount of the principal under the Company’s Amended and Restated 2013 Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of April 1, 2016, the Company used Level 2 inputs to determine the fair value of its Amended and Restated 2013 Credit Facility.
The Company measured its contingent consideration liability arising from a prior acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of adjusted EBITDA targets, and is estimated at each balance sheet date by considering among other factors, the Company's most recent financial projection.  The unobservable input to the valuation model that has the most significant effect on the estimated fair value of the Company's contingent consideration liability is the projected financial result for fiscal 2016.  The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income for the three months ended April 1, 2016.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Contingent consideration liability (level 3 measurement)
Balance at December 31, 2015	$12,650
Change in fair value	239
Balance at April 1, 2016	$12,889

10. Income Taxes

	For the three months ended
	April 1, 2016	March 31, 2015
Provision for income taxes	$1,145	$454
Effective tax rates	26.0%	37.1%

Effective January 1, 2016, the Company sold its Taiwan branch operations and Fox Factory IP Holding Corp. to Fox Factory Switzerland GmbH (“Fox Switzerland”). The Company’s Taiwan operations were as a result, organized as a branch of Fox Switzerland. Fox Switzerland and its Taiwan branch own a portion and license the remainder of the Company’s non-US intangible property and generate earnings that are not subject to US income taxes so long as they are permanently invested outside the US. Under ASC 740-30, the Company is not required to accrue US income taxes on permanently reinvested unremitted earnings of Fox Switzerland. The Company considers the following matters, among others, in evaluating its plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through royalty remittances and intercompany loans created in the licensing and transfer of assets to Fox Switzerland; (iii) the tax consequences of any decision to reinvest the earnings of Fox Switzerland, including any changes in US tax law relating to the treatment of these unremitted earnings; and (iv) any US and foreign government programs or regulations relating to the repatriation of these unremitted earnings. If unremitted earnings are no longer permanently reinvested, the Company would need to make provision for deferred income taxes on these unremitted earnings, which could materially adversely affect its results of operations.

For the three months ended April 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates on permanently reinvested earnings of the Company's foreign subsidiaries, tax credits, and the domestic production activity benefit. These benefits were partially offset by state taxes.

For the three months ended March 31, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from state taxes. The increase was partially offset by a benefit from the domestic production activity deduction.

The Company's federal tax returns for 2012 forward are subject to examination by tax authorities.  The Company’s 2011 and 2012 state tax returns are currently under examination by the California Franchise Tax Board, and 2009 and 2013 forward California tax returns are subject to future examination.

As of April 1, 2016, the Company had $8,528 of unrecognized tax benefits, of which approximately $7,694, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008 and the resolution of issues under examination in the audit of the Company's 2011 and 2012 California tax returns. The Company estimates that it is reasonably possible that the unrecognized tax benefits at April 1, 2016 could be reduced by approximately $1,848 in the next twelve months.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three months ended April 1, 2016.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended
	April 1, 2016	March 31, 2015
Net income	$3,262	$770
Weighted average shares used to compute basic earnings per share	36,935	37,052
Dilutive effect of employee stock plans	924	889
Weighted average shares used to compute diluted earnings per share	37,859	37,941
Earnings per share:
Basic	$0.09	$0.02
Diluted	$0.09	$0.02
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three months ended April 1, 2016 and March 31, 2015, as none of these shares would have been antidilutive.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	April 1, 2016	March 31, 2015
United States	$44,176	$32,793
Asia	15,637	12,345
Europe	19,644	15,065
Rest of the world	760	7,585
Total sales	$80,217	$67,788

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company’s long-lived assets by geographic location are as follows:

	As of April 1,	As of December 31,
	2016	2015
United States	$26,440	$23,241
International	2,879	2,853
Total long-lived assets	$29,319	$26,094

The following table summarizes total sales by product category:

	For the three months ended
	April 1, 2016	March 31, 2015
Bikes	$45,114	$35,619
Power vehicles	35,103	32,169
Total sales	$80,217	$67,788

13. Related Party Agreement
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. Fees paid for services provided for compliance associated with the audit of our fiscal 2015 financial statements were approximately $135, including $72 expensed in the quarter ended April 1, 2016.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Mr. Fox. Rent expense under this lease was $301 and $301 for the three months ended April 1, 2016 and March 31, 2015, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on February 29, 2016 and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied discussed in Item 1A, "Risk Factors" of Part I of our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016 could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
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
Critical Accounting Policies and Estimates

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	April 1, 2016	March 31, 2015
Sales	$80,217	$67,788
Cost of sales	55,099	49,005
Gross profit	25,118	18,783
Operating expenses:
Sales and marketing	6,553	5,297
Research and development	4,392	3,402
General and administrative	5,921	4,641
Amortization of purchased intangibles	795	1,840
Fair value adjustment of contingent consideration and acquisition related compensation	1,763	2,064
Total operating expenses	19,424	17,244
Income from operations	5,694	1,539
Other expense, net:
Interest expense	383	330
Other expense (income), net	904	(15)
Other expense, net	1,287	315
Income before income taxes	4,407	1,224
Provision for income taxes	1,145	454
Net income	$3,262	$770

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	April 1, 2016	March 31, 2015
Sales	100.0%	100.0%
Cost of sales	68.7	72.3
Gross profit	31.3	27.7
Operating expenses:
Sales and marketing	8.2	7.8
Research and development	5.5	5.0
General and administrative	7.4	6.8
Amortization of purchased intangibles	1.0	2.7
Fair value adjustment of contingent consideration and acquisition related compensation	2.2	3.0
Total operating expenses	24.3	25.3
Income from operations	7.0	2.4
Other expense, net:
Interest expense	0.5	0.5
Other income, net	1.1	—
Other expense, net	1.6	0.5
Income before income taxes	5.4	1.9
Provision for income taxes	1.4	0.7
Net income	4.0%	1.2%

Three months ended April 1, 2016 compared to three months ended March 31, 2015
Sales

	For the three months ended
(in millions)	April 1, 2016	March 31, 2015	Change ($)	Change (%)
Bikes	$45.1	$35.6	$9.5	26.7%
Power Vehicles	35.1	32.2	2.9	9.0
Total sales	$80.2	$67.8	$12.4	18.3%
Sales for the three months ended April 1, 2016 increased approximately $12.4 million, or 18.3%, compared to the same period in 2015. The sales increase reflects a 26.7% increase in bike products and a 9.0% increase in powered vehicle products for the three months ended April 1, 2016 compared to the same prior year period. The increase in bike product sales was primarily due to higher OEM sales of $7.5 million and increased aftermarket sales of $2.0 million. The increase in sales of powered vehicle products was primarily due to higher demand for on and off-road suspension products.
Cost of sales

	For the three months ended
(in millions)	April 1, 2016	March 31, 2015	Change ($)	Change (%)
Cost of sales	$55.1	$49.0	$6.1	12.4%
Cost of sales for the three months ended April 1, 2016 increased approximately $6.1 million, or 12.4%, compared to the same period in 2015. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements as well as the non-recurrence of costs associated with the West Coast port slow down in the first quarter of 2015 and lower amortization of inventory adjustments related to acquisitions.
For the three months ended April 1, 2016, our gross margin increased 360 basis points from 31.3% compared to 27.7% for the same period in 2015. The increase in our gross profit margin was attributable primarily to favorable product and customer mix, as well as cost improvements.
Operating expenses

	For the three months ended
(in millions)	April 1, 2016	March 31, 2015	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$6.5	$5.3	$1.2	22.6%
Research and development	4.4	3.4	1.0	29.4
General and administrative	5.9	4.6	1.3	28.3
Amortization of purchased intangibles	0.8	1.8	(1.0)	(55.6)
Fair value adjustment of contingent consideration and acquisition related compensation	1.8	2.1	(0.3)	(14.3)
Total operating expenses	$19.4	$17.2	$2.2	12.8%
Total operating expenses for the three months ended April 1, 2016 increased approximately $2.2 million, or 12.8%, over the same period in 2015. When expressed as a percentage of sales, operating expenses decreased to 24.3% of sales for the three months ended April 1, 2016 compared to 25.3% of sales in the same period in 2015.
Within operating expenses, our sales and marketing expenses increased approximately $1.2 million primarily due to a $0.3 increase in promotional expenses to support the growth of our products and brands, $0.3 million increase in wages and related expenses, and $0.3 million increase in professional fees for outside services. Research and development increased approximately $1.0 million due to investments in our product lines aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. Marketing, research and development expense increases are largely the result of timing as we have accelerated spending in preparation for the launch our model year 2017 products. General and administrative expenses increased approximately $1.3 million primarily due to a $0.6 million increase in professional fees for outside services associated with our enterprise resource planning system implementation and the secondary public offering which closed on March 16, 2016. Additionally, stock compensation and wages and related expenses increased by $0.4 million compared to the same period in 2015.
Amortization of purchased intangible assets for the three months ended April 1, 2016 decreased by approximately $1.0 million as compared to the same period in the prior year. The decrease is primarily due to technology and customer relationship assets from Compass' acquisition of the Company becoming fully amortized as of December 31, 2015.
During the three months ended April 1, 2016, we incurred $1.8 million in acquisition related compensation in connection with management earn-out arrangements.
Income from operations

	For the three months ended
(in millions)	April 1, 2016	March 31, 2015	Change ($)	Change (%)
Income from operations	$5.7	$1.5	$4.2	280.0%
As a result of the factors discussed above, income from operations for the three months ended April 1, 2016 increased approximately $4.2 million, or 280.0%, compared to income from operations for the same period in 2015.
Other expense, net

	For the three months ended
(in millions)	April 1, 2016	March 31, 2015	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.4	$0.3	$0.1	33.3%
Other expense (income), net	0.9	—	0.9	NA
Other expense, net	$1.3	$0.3	$1.0	333.3%
Other expense, net for the three months ended April 1, 2016 increased by approximately $1.0 million to $1.3 million for the three months ended April 1, 2016, compared to $0.3 million for the same period in 2015. Other expense, net increased by $0.9 million due to foreign currency transaction losses, $0.5 million of which resulted from the settlement of Canadian Dollar denominated acquisition related compensation liability resulting from the acquisition of RaceFace/Easton. Interest expense increased in the three months ended April 1, 2016 by $0.1 million due to additional borrowings as compared to the same period in the prior year.
Income taxes

	For the three months ended
(in millions)	April 1, 2016	March 31, 2015	Change ($)	Change (%)
Provision for income taxes	$1.1	$0.5	$0.6	120.0%
The effective tax rates were 26.0% and 37.1% for the three months ended April 1, 2016 and March 31, 2015, respectively. For the three months ended April 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the reorganization of our foreign entities and permanent reinvestment of foreign earnings in jurisdictions with lower tax rates. Additionally, we benefited from tax credits and the domestic production activity deduction. These benefits were partially offset by state taxes. For the three months ended March 31, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from state taxes. The increase was partially offset by a benefit from the domestic production activity deduction.

Net income

	For the three months ended
(in millions)	April 1, 2016	March 31, 2015	Change ($)	Change (%)
Net income	$3.3	$0.8	$2.5	312.5%
As a result of the factors described above, our net income increased $2.5 million, or 312.5%, to $3.3 million in the three months ended April 1, 2016 from $0.8 million for the same period in 2015.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions and acquisition-related compensation, debt repayments and share repurchases. We have generally financed our historical liquidity needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the three months ended
(in thousands)	April 1, 2016	March 31, 2015
Net cash provided by operating activities	$5,196	$9,599
Net cash used in investing activities	(4,354)	(2,307)
Net cash provided by (used in) financing activities	1,379	(4,137)
Effect of exchange rate changes on cash	99	(163)
Increase in cash and cash equivalents	$2,320	$2,992
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation, changes in deferred income taxes, recognition of acquired inventory step up adjustments, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the three months ended April 1, 2016, cash provided by operating activities was $5.2 million and consisted of net income of $3.3 million plus non-cash items totaling $2.3 million less changes in operating assets and liabilities totaling $0.4 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.0 million, stock-based compensation of $1.4 million, fair value adjustments of contingent consideration of $0.2 million, provision for doubtful accounts of $0.1 million and cost of goods on acquired inventory step up of $0.1 million. Our investment in operating assets and liabilities is a result of a decrease in accrued expenses of $8.8 million, an increase in inventory of $6.4 million, a decreased in income taxes payable of $2.1 million, and an increase in prepaids and other assets of $0.9 million, offset by a decrease in accounts receivable of $10.0 million and increase in accounts payable of $7.9 million. The decrease in accounts receivable reflects lower sales in the first quarter of 2016 relative to the fourth quarter of 2015 as a result of the seasonality, partially offset by growth of our business. The increase in inventory and corresponding increase in accounts payable are due to seasonality as we prepare for the peak selling seasons. The decrease in accrued expenses was primarily due to payment of $6.5 million of acquisition related compensation, partially offset by the accrual of 2016 acquisition related compensation. Additionally, our income tax payable decreased primarily due to our lower effective tax rate and timing of payments.

In the three months ended March 31, 2015, cash provided by operating activities was $9.6 million and consisted of net income of $0.8 million plus non-cash items totaling $4.7 million plus changes in operating assets and liabilities and other adjustments totaling $4.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.9 million and stock-based compensation of $1.1 million, partially offset by a $0.2 million change in deferred taxes and an excess tax benefit from the exercise of stock options of $0.2 million. Cash generated by changes in operating assets and liabilities is a result of a decrease in accounts receivable of $7.9 million and an increase in accounts payable of $10.4 million, partially offset by increases in inventory and prepaid and other assets of $12.4 million and $0.8 million, respectively, as well as an increase in income taxes payable of $0.5 million. The increase in inventory and corresponding increase in accounts payable are due to seasonal impacts as we prepare for the Spring selling season. The reduction in accounts receivable is also attributable to seasonality as the first quarter of each year is typically our lowest of the year. Additionally, the increase in prepaid expenses and other current assets resulted primarily from annual contracts being renewed in the first quarter.
Investing activities
Cash used in investing activities relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment and strategic acquisitions.
In the three months ended April 1, 2016, cash used in investing activities was $4.4 million which consisted entirely of purchases of property and equipment.

In the three months ended March 31, 2015, cash used in investing activities was $2.3 million which consisted of $1.5 million in purchases of property and equipment and well as $0.8 million in consideration paid in connection with an acquisition.
Financing activities
Cash provided by (used in) financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the three months ended April 1, 2016, net cash used in financing activities was $1.4 million, which consisted primarily of net borrowings of $10.0 million under our line of credit, partially offset by $7.9 million paid to repurchase 500,000 shares of our common stock under our share repurchase program authorized by our Board of Directors in February 2016, and $0.7 million paid on our term debt under the 2013 Amended and Restated Credit Facility.

In the three months ended March 31, 2015, net cash used in financing activities was $4.1 million, which consisted primarily of $3.7 million paid to repurchase our common stock under our share repurchase program authorized by our Board of Directors in 2014. We also made net repayments of $0.7 million of term debt under the 2013 Amended and Restated Credit Facility, partially offset by $0.3 million provided by the exercise of stock options and related excess tax benefits.

Amended and Restated 2013 Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The amendment increased the Term Loan principal amount by $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. Additional amendments entered into on May 29, 2015 and March 31, 2016 respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility.
The Amended and Restated 2013 Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 2.75:1.0, both ratios calculated as defined in the Amended and Restated 2013 Credit Facility. We were in compliance with the covenants as of April 1, 2016.

Other Commitments

No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on February 29, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2016.
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
Risks related to our business
If we are unable to continue to enhance existing products and develop, manufacture and market new products that respond to consumer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business and financial results could suffer.
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
Additionally, with the acquisition of Race Face/Easton in 2014, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian Dollars. Furthermore, pursuant to the acquisition agreement and subsequent amendments we are obligated to pay $10.5 million Canadian Dollars of earn-out compensation as of April 1, 2016 (equivalent to approximately $8.1 million U.S. Dollars at the April 1, 2016 rate). Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.
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

We will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.

We and our subsidiaries may be able to incur substantial additional debt in the future from further amendments to the Amended and Restated 2013 Credit Facility, additional lending sources subject to the restrictions contained in the Amended and Restated 2013 Credit Facility, or as a result of certain debt instruments described in our Shelf Registration Statement on Form S-3 which was filed with the SEC in March 2015.

As of April 1, 2016, we had $57.2 million of indebtedness and $48.5 million available to borrow under the 2013 Amended and Restated Credit Facility. Our ability to borrow under the 2013 Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
Our indebtedness could be costly or have adverse consequences, such as:

•	requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt;

•	limiting our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•
making us more vulnerable to adverse conditions in the general economy or our industry and to fluctuations in our operating results, including affecting our ability to comply with and maintain any financial tests and ratios required under our indebtedness;

•	limiting our flexibility to engage in certain transactions or to plan for, or react to, changes in our business and industry;

•	putting us at a disadvantage compared to competitors that have less relative and/or less restrictive debt; and

•	subjecting us to additional restrictive financial and other covenants.

If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on existing indebtedness and our creditworthiness generally.
Our outstanding indebtedness under the Amended and Restated Credit Facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.
Borrowings under our Amended and Restated 2013 Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Amended and Restated 2013 Credit Facility will increase our interest expense.
As of April 1, 2016, we had $57.2 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $57.2 million of variable interest rate indebtedness that was outstanding as of April 1, 2016, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.1 million change to our interest expense for the three months ended April 1, 2016.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, expiration of favorable tax holidays in foreign jurisdictions, and the discovery of new information in the course of our tax return preparation process. Beginning in 2016, we are asserting permanent reinvestment of the earning of certain of our foreign subsidiaries. If circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. There are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial performance.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of April 1, 2016, we employed approximately 1,500 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
In May 2015, we began the process of implementing a global enterprise resource planning system (ERP). The new ERP is being phased in over the next few fiscal years beginning with fiscal 2016. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million. Under the terms of the asset purchase agreement for the acquisition, we will be obligated to make additional earn-out payments up to an aggregate of approximately $18.2 million based upon the achievement of certain EBITDA (as defined in the acquisition agreement) performance goals for the years ending December 31, 2015 and 2016. As of April 1, 2016, the recorded fair value of the contingent consideration liability associated with the acquisition on Sport Truck was $12.9 million, based on actual results for 2015 and management’s financial projections for 2016.
If, in the future, management's estimation techniques indicate an increase to the contingent consideration liability or if higher EBITDA (as defined in the acquisition agreement) for 2016 is actually achieved, we will need to accrue and pay additional amounts. Such additional accrual along with the payment of the contingent consideration could adversely impact our liquidity, financial condition and results of operations.
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $29.9 million U.S. Dollars. The terms of the asset purchase agreement included a potential earn-out opportunity of up to a maximum of $19.5 million Canadian Dollars of earn-out compensation, of which $10.5 million remains due (equivalent to approximately $8.1 million U.S. Dollars at the April 1, 2016 rate). In November 2015, the Company entered into an amendment to the purchase agreement to remove the performance-based financial targets associated with the earn-out and guarantee the maximum earn-out amount payable in 2016 and 2017, subject to conditions including continued employment by the Race Face/Easton Chief Executive. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and payment of amounts due could adversely impact our liquidity, financial condition and results of operations.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of April 1, 2016, we had 36,532,043 shares of common stock outstanding of which 17,268,161 are freely tradable in the public market. As of April 1, 2016, 19,263,882 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.

In March, 2015 we filed a Shelf Registration Statement on Form S-3 with the SEC to enable us, and certain of our stockholders, to quickly go to market should we, or certain of our stockholders, wish to sell our common stock, or additionally, in our case, certain other debt instruments. In March 2016, pursuant to the Form S-3, Compass sold 2,500,000 shares of the Company's common stock at $15.895 per share in an underwritten transaction, and Mr. Fox granted the underwriter an over-allotment option to purchase up to 375,000 shares of the Company's common stock owned by Mr. Fox. Concurrently, the Company repurchased 500,000 shares of its common stock held by Compass for a total of $7.9 million, pursuant to a stock repurchase program that was authorized by our board of directors in February 2016.

In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of 36,532,043 which shares were outstanding as of April 1, 2016. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of April 1, 2016, Compass beneficially owns approximately 33.1% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 47.3% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. Compass may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended April 1, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
1/1 - 2/5	—	$—	—	$40,000,000
2/6 - 3/4	—	$—	—	$40,000,000
3/5 - 4/1	500,000	$15.895	500,000	$32,052,500
Total	500,000	$15.895	500,000	$32,052,500

(1) On February 25, 2016, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expires on December 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Wes Allinger				X

10.2	Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger				X

10.3	Amendment dated May 2, 2016 to the Lease Agreement, dated July 1, 2003, by and between Fox Factory, Inc. and Robert C. Fox, Jr.				X

10.4
Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, by and between Fox Factory Holding Corp., Fox Factory, Inc., ST USA Holding Corp., Suntrust Bank and other parties thereto, dated March 31, 2016
X

10.5	Stock Repurchase Agreement, by and between Fox Factory Holding Corp., and Compass Group Diversified Holdings, LLC, dated March 9, 2016	8-K	001-36040	March 15, 2016

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
X

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
May 4, 2016		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)