Form 10-Q/A
period 2016-04-01
FOX FACTORY HOLDING CORP
filed 2016-05-05
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 36,554,135 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

Fox Factory Holding Corp. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the three months ended
April 1, 2016, filed with the Securities and Exchange Commission on May 4, 2016, solely to make a clerical correction to the disclosure on the cover page of the Form 10-Q regarding the number of shares outstanding at April 29, 2016. Other than as described above, no changes were made to the Quarterly Report on Form 10-Q as filed on May 4, 2016.

PART II

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q/A and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX FACTORY HOLDING CORP.

May 5, 2016	By:	/s/ Zvi Glasman
Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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