Form 10-Q
period 2016-07-01
FOX FACTORY HOLDING CORP
filed 2016-08-03
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2016, there were 36,651,359 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	July 1,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,124	$6,944
Accounts receivable (net of allowances of $609 and $407 at July 1, 2016 and December 31, 2015, respectively)	56,687	43,660
Inventory	80,935	68,202
Prepaids and other current assets	15,596	13,135
Total current assets	163,342	131,941
Property, plant and equipment, net	30,495	26,094
Deferred tax assets	7,069	1,065
Goodwill	57,663	57,653
Intangibles, net	59,449	60,849
Other assets	759	114
Total assets	$318,777	$277,716
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,626	$32,072
Accrued expenses	20,503	23,234
Reserve for uncertain tax positions	8,235	8,924
Current portion of long-term debt	3,621	2,790
Current portion of contingent consideration	6,600	6,950
Total current liabilities	88,585	73,970
Line of credit	—	1,500
Long-term debt, less current portion	69,871	43,591
Deferred rent	644	695
Contingent consideration, less current portion	—	5,700
Total liabilities	159,100	125,456
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of July 1, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value — 90,000 authorized; 37,532 shares issued and 36,642 outstanding as of July 1, 2016; 37,415 shares issued and 37,025 outstanding as of December 31, 2015	37	37
Additional paid-in capital	105,254	102,860
Treasury stock, at cost; 890 common shares as of July 1, 2016 and 390 common shares as of December 31, 2015	(13,754)	(5,807)
Accumulated other comprehensive loss	(1,161)	(1,953)
Retained earnings	69,301	57,123
Total stockholders’ equity	159,677	152,260
Total liabilities and stockholders’ equity	$318,777	$277,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Sales	$102,294	$97,171	$182,511	$164,959
Cost of sales	69,967	67,303	125,066	116,308
Gross profit	32,327	29,868	57,445	48,651
Operating expenses:
Sales and marketing	6,476	6,140	13,030	11,437
Research and development	4,582	4,158	8,974	7,560
General and administrative	7,109	4,855	13,030	9,496
Amortization of purchased intangibles	782	1,839	1,577	3,679
Fair value adjustment of contingent consideration and acquisition related compensation	2,100	2,339	3,863	4,403
Total operating expenses	21,049	19,331	40,474	36,575
Income from operations	11,278	10,537	16,971	12,076
Other expense, net:
Interest expense	576	414	960	744
Other (income) expense, net	(31)	2	872	(13)
Other expense, net	545	416	1,832	731
Income before income taxes	10,733	10,121	15,139	11,345
Provision for income taxes	1,816	3,358	2,961	3,812
Net income	$8,917	$6,763	$12,178	$7,533
Earnings per share:
Basic	$0.24	$0.18	$0.33	$0.20
Diluted	$0.24	$0.18	$0.32	$0.20
Weighted average shares used to compute earnings per share:
Basic	36,607	36,921	36,772	36,986
Diluted	37,594	37,827	37,727	37,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Net income	$8,917	$6,763	$12,178	$7,533
Other comprehensive loss (income):
Foreign currency translation adjustments, net of tax effects	(42)	4	792	(62)
Other comprehensive loss (income)	(42)	4	792	(62)
Comprehensive income	$8,875	$6,767	$12,970	$7,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended
	July 1, 2016	June 30, 2015
OPERATING ACTIVITIES:
Net income	$12,178	$7,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,121	5,789
Cost of goods on acquired inventory step up	106	1,084
Provision for doubtful accounts	198	25
Stock-based compensation	3,092	2,412
Excess tax benefit from exercise of stock options	—	(471)
Gain on disposal of property and equipment	—	(46)
Deferred taxes	(6,004)	(3,028)
Amortization of loan fees	114	99
Change in fair value of contingent consideration	839	52
Changes in operating assets and liabilities:
Accounts receivable	(13,083)	(12,380)
Inventory	(12,629)	(20,593)
Income taxes payable	461	4,621
Prepaids and other assets	(2,141)	(3,851)
Accounts payable	17,335	13,852
Accrued expenses	(3,725)	5,186
Deferred rent	(52)	45
Net cash provided by operating activities	810	329
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,875)	(4,593)
Acquisition of businesses	—	(765)
Proceeds from sale of property and equipment	—	82
Net cash used in investing activities	(6,875)	(5,276)
FINANCING ACTIVITIES:
Proceeds from line of credit	26,000	34,000
Payments on line of credit	(9,000)	(14,000)
Payment of contingent consideration liability	(6,889)	(7,854)
Proceeds from issuance of debt, net of origination fees of $286	9,221	—
Repayment of debt	(1,647)	(1,419)
Repurchase of common stock	(7,948)	(3,993)
Repurchases from stock compensation program, net	(697)	(92)
Excess tax benefit from exercise of stock options	—	471
Net cash provided by financing activities	9,040	7,113

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	205	(190)
CHANGE IN CASH AND CASH EQUIVALENTS	3,180	1,976
CASH AND CASH EQUIVALENTS—Beginning of period	6,944	4,212
CASH AND CASH EQUIVALENTS—End of period	$10,124	$6,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$5,809	$4,565
Interest	$774	$641
Non-cash financing activity:
Refinancing of line of credit to term debt	$18,500	$—

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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("US") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the three and six months ended July 1, 2016 are not necessarily indicative of the results that may be expected for the year ending December 30, 2016.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

2. Inventory
Inventory consisted of the following:

	As of July 1,	As of December 31,
	2016	2015
Raw materials	$56,202	$43,468
Work-in-process	2,379	1,921
Finished goods	22,354	22,813
Total inventory	$80,935	$68,202

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	As of July 1,	As of December 31,
	2016	2015
Machinery and manufacturing equipment	$25,938	$22,488
Information systems, office equipment and furniture	11,561	9,829
Transportation equipment	2,386	2,243
Building and land	4,358	3,469
Leasehold improvements	7,662	6,970
Total	51,905	44,999
Less: accumulated depreciation and amortization	(21,410)	(18,905)
Property, plant and equipment, net	$30,495	$26,094

4. Accrued Expenses
Accrued expenses consisted of the following:

	As of July 1,	As of December 31,
	2016	2015
Payroll and related expenses	$7,453	$8,143
Management earn-out	3,543	7,242
Warranty	4,198	3,914
Income tax payable	3,156	1,949
Other accrued expenses	2,153	1,986
Total	$20,503	$23,234

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Beginning warranty liability	$3,868	$4,170	$3,914	$4,215
Charge to cost of sales	1,327	697	2,194	1,103
Costs incurred	(997)	(543)	(1,910)	(994)
Ending warranty liability	$4,198	$4,324	$4,198	$4,324

5. Debt
Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders which has been periodically amended and restated; the last amendment and restatement occurring on May 11, 2016 (as most recently amended and restated, the “Second Amended and Restated Credit Facility”). The Second Amended and Restated Credit Facility, which matures on May 11, 2021, provides a revolving line of credit and a maturing secured term loan with a refinanced principal balance of $75,000, as a result of a May 2016 amendment and restatement. The term loan is subject to quarterly amortization payments.
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At July 1, 2016, the one month LIBOR and prime rates were 0.48% and 3.50%, respectively. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 1, 2016.
The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

As of July 1,
2016
Amount outstanding	$—
Available borrowing capacity	$100,000
Maximum borrowing capacity	$100,000
Maturity date	May 11, 2021

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

As of July 1, 2016, future principal payments for long-term debt, including the current portion, are summarized as follows:

Fiscal Year
2016 (remaining six months)	$938
2017	3,750
2018	4,688
2019	7,031
2020	7,031
2021	50,625
Total	74,063
Debt issuance cost	(571)
Long-term debt, net of issuance cost	73,492
Less: current portion	(3,621)
Long-term debt less current portion	$69,871

6. Commitments and Contingencies
Operating Leases - The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. See Note 12 - Related Party Transactions for additional information on related party operating leases.
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

Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The suit alleges patent infringement of U.S. Patent number 9,182,027 and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That suit alleges patent infringement of U.S patent number 9,291,250. The Company believes the lawsuits are without merit and intends to vigorously defend itself.

In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That suit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM. That suit alleges SRAM’s infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009.

The Company and SRAM have been in discussions regarding these matters separately and collectively, including face to face negotiation meetings. Meanwhile the respective lawsuits have moved forward as scheduled by the courts.  Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Other Commitments - As of July 1, 2016, in connection with the acquisition of businesses, the Company is committed to make payments in 2017 of up to $11,250 in additional consideration, contingent upon the achievement of certain financial performance goals, and $8,119 in acquisition related compensation, contingent upon continued employment. The compensation obligation is recognized in the accompanying consolidated statements of income as acquisition related compensation expense as services are performed and is denominated in Canadian dollars. See Note 8 - Fair Value Measurements. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

7. Fair Value Measurements
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
As of July 1, 2016, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of July 1, 2016, the Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility.
The Company measured its contingent consideration liability arising from a prior acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of adjusted EBITDA targets, and is estimated at each balance sheet date by considering among other factors, the Company's most recent financial projection.  The unobservable input to the valuation model that has the most significant effect on the estimated fair value of the Company's contingent consideration liability is the projected financial result for fiscal 2016.  The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income for the three and six months ended July 1, 2016.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 31, 2015	$12,650
Change in fair value	839
Payment of contingent liability	(6,889)
Balance at July 1, 2016	$6,600

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
At July 1, 2016, $32,052 remains available for repurchase under the 2016 Repurchase Program. The Company has repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015.

Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Cost of sales	$48	$20	$74	$31
Sales and marketing	178	126	302	208
Research and development	112	49	182	72
General and administrative	1,373	1,165	2,534	2,101
Total	$1,711	$1,360	$3,092	$2,412

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the six months ended July 1, 2016.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2015	773	$17.07
Granted	258	$14.66
Forfeited	(12)	$16.80
Vested	(147)	$16.92
Unvested at July 1, 2016	872	$16.41

During the six months ended June 30, 2015, there were 105 shares of common stock issued due to the vesting of RSUs. There were 227 RSUs granted and 1 forfeited during the six months ended June 30, 2015.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

During the six months ended July 1, 2016 and June 30, 2015, 17 and 53 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $96 and $170, respectively.  There were 5 stock options granted and 5 forfeited during the six months ended July 1, 2016. There were no stock options granted or forfeited during the six months ended June 30, 2015.
As of July 1, 2016, the Company had approximately $11,446 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.52 years. Additionally, as of July 1, 2016, the Company had approximately $231 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.10 years.

9. Income Taxes

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Provision for income taxes	$1,816	$3,358	$2,961	$3,812
Effective tax rates	16.9%	33.2%	19.6%	33.6%

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

For the three and six months ended July 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates on permanently reinvested earnings of the Company's foreign subsidiaries, the reversal of certain tax reserves as a result of the conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits, tax credits, and the domestic production activity benefit. Tax credits that contributed to the favorable effective tax rate include a state tax credit of $488, net of federal taxes, for the achievement of employment and investment milestones in connection with expansion of the Company's facility in El Cajon, California. The benefits to the effective tax rate were partially offset by state taxes.

For the three and six months ended June 30, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the benefits of the domestic production activities deduction and tax credits, partially offset by state taxes.

The Company's federal tax returns for 2012 forward are subject to examination by tax authorities.  The Company’s 2009 and 2013 forward California tax returns are subject to future examination.

As of July 1, 2016, the Company had $8,235 of unrecognized tax benefits, of which approximately $7,401, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. The Company estimates that it is reasonably possible that the unrecognized tax benefits at July 1, 2016 could be reduced by approximately $1,298 in the next twelve months.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three and six months ended July 1, 2016.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Net income	$8,917	$6,763	$12,178	$7,533
Weighted average shares used to compute basic earnings per share	36,607	36,921	36,772	36,986
Dilutive effect of employee stock plans	987	906	955	897
Weighted average shares used to compute diluted earnings per share	37,594	37,827	37,727	37,883
Earnings per share:
Basic	$0.24	$0.18	$0.33	$0.20
Diluted	$0.24	$0.18	$0.32	$0.20
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three and six months ended July 1, 2016 and June 30, 2015, as none of these shares would have been antidilutive.

11. Segments
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
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
United States	$48,722	$40,562	$87,025	$73,355
Asia	30,293	36,390	45,930	48,735
Europe	16,075	14,461	35,719	29,526
Rest of the world	7,204	5,758	13,837	13,343
Total sales	$102,294	$97,171	$182,511	$164,959

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company’s long-lived assets by geographic location are as follows:

	As of July 1,	As of December 31,
	2016	2015
United States	$27,579	$23,241
International	2,916	2,853
Total long-lived assets	$30,495	$26,094

The following table summarizes total sales by product category:

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Bikes	$63,013	$61,557	$108,127	$97,179
Power vehicles	39,281	35,614	74,384	67,780
Total sales	$102,294	$97,171	$182,511	$164,959

12. Related Party Agreement
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. Fees paid for services provided for compliance associated with our fiscal 2015 financial statements were approximately $135, including $72 expensed in the six months ended July 1, 2016.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Mr. Fox. Rent expense under this lease was $179 and $480 for the three and six months ended July 1, 2016, respectively, and $301 and $602 for the three and six months ended June 30, 2015, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.

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

•	our ability to maintain our premium brand image and high-performance products;

•	our ability to maintain relationships with the professional athletes and race teams we sponsor;

•	our transition of the majority of our mountain bike manufacturing operations to Taiwan and our expectations related to such transition;

•	our ability to selectively add additional dealers and distributors in certain geographic markets;

•	the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences;

•	changes in demand for high-end suspension and ride dynamics products;

•	our ability to successfully identify, evaluate and manage potential acquisitions and to benefit from such acquisitions;

•	the outcome of pending litigation; and

•	future economic or market conditions.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Sales	$102,294	$97,171	$182,511	$164,959
Cost of sales	69,967	67,303	125,066	116,308
Gross profit	32,327	29,868	57,445	48,651
Operating expenses:
Sales and marketing	6,476	6,140	13,030	11,437
Research and development	4,582	4,158	8,974	7,560
General and administrative	7,109	4,855	13,030	9,496
Amortization of purchased intangibles	782	1,839	1,577	3,679
Fair value adjustment of contingent consideration and acquisition related compensation	2,100	2,339	3,863	4,403
Total operating expenses	21,049	19,331	40,474	36,575
Income from operations	11,278	10,537	16,971	12,076
Other expense, net:
Interest expense	576	414	960	744
Other expense (income), net	(31)	2	872	(13)
Other expense, net	545	416	1,832	731
Income before income taxes	10,733	10,121	15,139	11,345
Provision for income taxes	1,816	3,358	2,961	3,812
Net income	$8,917	$6,763	$12,178	$7,533

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the six months ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4	69.3	68.5	70.5
Gross profit	31.6	30.7	31.5	29.5
Operating expenses:
Sales and marketing	6.3	6.3	7.1	6.9
Research and development	4.5	4.3	4.9	4.6
General and administrative	6.9	5.0	7.1	5.8
Amortization of purchased intangibles	0.8	1.9	0.9	2.2
Fair value adjustment of contingent consideration and acquisition related compensation	2.1	2.4	2.1	2.7
Total operating expenses	20.6	19.9	22.1	22.2
Income from operations	11.0	10.8	9.4	7.3
Other expense, net:
Interest expense	0.6	0.4	0.5	0.5
Other income, net	—	—	0.5	—
Other expense, net	0.6	0.4	1.0	0.5
Income before income taxes	10.4	10.4	8.4	6.8
Provision for income taxes	1.8	3.5	1.6	2.3
Net income	8.6%	6.9%	6.8%	4.5%

Three months ended July 1, 2016 compared to three months ended June 30, 2015
Sales

	For the three months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Bikes	$63.0	$61.6	$1.4	2.4%
Power Vehicles	39.3	35.6	3.7	10.3
Total sales	$102.3	$97.2	$5.1	5.3%
Sales for the three months ended July 1, 2016 increased approximately $5.1 million, or 5.3%, compared to the three months ended June 30, 2015. The sales increase reflects a 10.3% increase in powered vehicle products and a 2.4% increase in bike products and for the three months ended July 1, 2016 compared to the same prior year period. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products. The increase in bike product sales is due to the success of the Company’s current bike product lines.
Cost of sales

	For the three months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Cost of sales	$70.0	$67.3	$2.7	4.0%
Cost of sales for the three months ended July 1, 2016 increased approximately $2.7 million, or 4.0%, compared to the three months ended June 30, 2015. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements as well as the non-recurrence of costs associated with the 2015 ramp up, reconfiguration and logistics of bike rear shock production in Taiwan and the subsequent reconfiguration of other facilities.
For the three months ended July 1, 2016, our gross margin increased 90 basis points to 31.6% compared to 30.7% for the three months ended June 30, 2015. The increase in our gross profit margin was attributable primarily to cost improvements and to a lesser degree favorable customer and product mix.
Operating expenses

	For the three months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$6.5	$6.1	$0.4	6.6%
Research and development	4.6	4.2	0.4	9.5
General and administrative	7.1	4.9	2.2	44.9
Amortization of purchased intangibles	0.8	1.8	(1.0)	(55.6)
Fair value adjustment of contingent consideration and acquisition related compensation	2.1	2.3	(0.2)	(8.7)
Total operating expenses	$21.0	$19.3	$1.7	8.8%
Total operating expenses for the three months ended July 1, 2016 increased approximately $1.7 million, or 8.8%, over the same period in 2015. When expressed as a percentage of sales, operating expenses increased to 20.6% of sales for the three months ended July 1, 2016 compared to 19.9% of sales in the same period in 2015.
Within operating expenses, our sales and marketing expenses increased approximately $0.4 million primarily due to a $0.3 million increase in wages and related expenses. Research and development increased approximately $0.4 million due to investments in our product lines aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $2.2 million. Included in general and administrative expense was $1.1 million of expense associated with recent related patent litigation activities involving an industry competitor. While we are confident in our position, the litigation activities are complex and we expect to incur additional expenses related to pursuing and defending the involved claims. Contributing to the increase, we continue to invest in our strategic initiatives, including our $0.3 million in professional fees associated with our enterprise resource management system implementation. Additionally, stock-based compensation expense increased by $0.2 million.
Amortization of purchased intangible assets for the three months ended July 1, 2016 decreased by approximately $1.0 million as compared to the three months ended June 30, 2015. The decrease is primarily due to technology and customer relationship assets from Compass' acquisition of the Company becoming fully amortized as of December 31, 2015.
During the three months ended July 1, 2016, we incurred $2.1 million in acquisition related compensation expense in connection with management earn-out arrangements.
Income from operations

	For the three months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Income from operations	$11.3	$10.5	$0.8	7.6%
As a result of the factors discussed above, income from operations for the three months ended July 1, 2016 increased approximately $0.8 million, or 7.6%, compared to income from operations for the three months ended June 30, 2015.
Other expense, net

	For the three months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.6	$0.4	$0.2	50.0%
Other expense (income), net	—	—	—	NA
Other expense, net	$0.6	$0.4	$0.2	50.0%
Other expense, net for the three months ended July 1, 2016 increased by approximately $0.2 million to $0.6 million for the three months ended July 1, 2016, compared to $0.4 million for the three months ended June 30, 2015 due to increased interest expense as a result of additional borrowings as compared to the three months ended June 30, 2015.
Income taxes

	For the three months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Provision for income taxes	$1.8	$3.4	$(1.6)	(47.1)%
The effective tax rates were 16.9% and 33.2% for the three months ended July 1, 2016 and June 30, 2015, respectively. For the three months ended July 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the reorganization of our foreign entities and permanent reinvestment of foreign earnings in jurisdictions with lower tax rates and the reversal of certain tax reserves as a result of the favorable conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits. Additionally, we benefited from tax credits and the domestic production activity deduction. We recognized a state tax credit of $488, net of federal taxes, for the achievement of employment and investment milestones in connection with expansion of the Company's facility in El Cajon, California. We do not currently anticipate that any further credits will be earned pursuant to the California program. The benefits to the effective tax rate were partially offset by state taxes.

For the three months ended June 30, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the benefits of the domestic production activity deduction and tax credits, partially offset by state taxes.
Net income

	For the three months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Net income	$8.9	$6.8	$2.1	30.9%
As a result of the factors described above, our net income increased $2.1 million, or 30.9%, to $8.9 million in the three months ended July 1, 2016 from $6.8 million for the three months ended June 30, 2015.
Six months ended July 1, 2016, compared to six months ended June 30, 2015

	For the six months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Bikes	$108.1	$97.2	$10.9	11.3%
Power Vehicles	74.4	67.8	6.6	9.7
Total sales	$182.5	$165.0	$17.5	10.6%
Sales for the six months ended July 1, 2016 increased approximately $17.5 million, or 10.6%, compared to the same period in 2015. The sales increase reflects an 11.3% increase in bike products and a 9.7% increase in powered vehicle products for the six months ended July 1, 2016 compared to the six months ended June 30, 2015. The increase in bike product sales is due to the success of our current bike product lines. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products.
Cost of sales

	For the six months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Cost of sales	$125.1	$116.3	$8.8	7.6%
Cost of sales for the six months ended July 1, 2016 increased approximately $8.8 million, or 7.6%, compared to the six months ended June 30, 2015. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with manufacturing efficiencies along with the non-recurrence of ramp up, reconfiguration and logistics costs associated with global production transition, the non-recurrence of the West Coast port slowdown which negatively impacted costs in the first six months of 2015, and lower acquisition related inventory costs.
For the six months ended July 1, 2016, our gross margin increased 200 basis points to 31.5% compared to 29.5% for the six months ended June 30, 2015. The increase in our gross profit margin was attributable primarily to favorable product and customer mix, as well as cost improvements.

Operating expenses

	For the six months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$13.0	$11.4	$1.6	14.0%
Research and development	9.0	7.6	1.4	18.4
General and administrative	13.0	9.5	3.5	36.8
Amortization of purchased intangibles	1.6	3.7	(2.1)	(56.8)
Fair value adjustment of contingent consideration and acquisition related compensation	3.9	4.4	(0.5)	(11.4)
Total operating expenses	$40.5	$36.6	$3.9	10.7%
Total operating expenses for the six months ended July 1, 2016 increased approximately $3.9 million, or 10.7%, over the six months ended June 30, 2015. When expressed as a percentage of sales, operating expenses decreased to 22.1% of sales for the six months ended July 1, 2016 compared to 22.2% of sales in the six months ended June 30, 2015.
Within operating expenses, our sales and marketing expenses increased approximately $1.6 million primarily due to a $0.6 million increase in wages and related expenses, $0.3 increase in promotional expenses to support the growth of our products and brands, and $0.4 million increase in professional fees for outside services. Research and development increased approximately $1.4 million due to investments in our product lines aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $3.5 million primarily due to $1.1 million of expense associated with previously noted patent litigation activities involving an industry competitor, as well as $0.3 million increase in professional fees for outside services associated with our enterprise resource planning system implementation and the secondary public offering which closed on March 16, 2016. Additionally, stock compensation and wages and related expenses increased by $0.8 million compared to the six months ended June 30, 2015.
Amortization of purchased intangible assets for the six months ended July 1, 2016 decreased by approximately $2.1 million as compared to the six months ended June 30, 2015. The decrease is primarily due to technology and customer relationship assets from Compass' acquisition of the Company becoming fully amortized as of December 31, 2015.
During the six months ended July 1, 2016, we incurred $3.9 million in acquisition related compensation in connection with management earn-out arrangements.
Income from operations

	For the six months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Income from operations	$17.0	$12.1	$4.9	40.5%
As a result of the factors discussed above, income from operations for the six months ended July 1, 2016 increased approximately $4.9 million, or 40.5%, compared to income from operations for the six months ended June 30, 2015.
Other expense, net

	For the six months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.0	$0.7	$0.3	42.9%
Other expense (income), net	0.9	—	$0.9	NA
Other expense, net	$1.9	$0.7	$1.2	171.4%

Other expense, net for the six months ended July 1, 2016 increased by approximately $1.2 million to $1.9 million for the six months ended July 1, 2016, compared to $0.7 million for the six months ended June 30, 2015. Other expense, net increased by $0.9 million due to foreign currency transaction losses, $0.5 million of which resulted from the settlement of Canadian Dollar denominated acquisition related compensation liability resulting from the acquisition of RaceFace/Easton.
Interest expense increased in the six months ended July 1, 2016 by $0.3 million due to additional borrowings as compared to the six months ended June 30, 2015.
Income taxes

	For the six months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Provision for income taxes	$3.0	$3.8	$(0.8)	(21.1)%
The effective tax rates were 19.6% and 33.6% for the six months ended July 1, 2016 and June 30, 2015, respectively. For the six months ended July 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the reorganization of our foreign entities and permanent reinvestment of foreign earnings in jurisdictions with lower tax rates and the reversal of certain tax reserves as a result of the conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits. Additionally, we benefited from tax credits and the domestic production activity deduction. These benefits were partially offset by state taxes. For the six months ended June 30, 2015, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the benefits of the domestic production activity deduction and tax credits, partially offset by state taxes.
Net income

	For the six months ended
(in millions)	July 1, 2016	June 30, 2015	Change ($)	Change (%)
Net income	$12.2	$7.5	$4.7	62.7%
As a result of the factors described above, our net income increased $4.7 million, or 62.7%, to $12.2 million in the six months ended July 1, 2016 from $7.5 million for the six months ended June 30, 2015.

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

	For the six months ended
(in thousands)	July 1, 2016	June 30, 2015
Net cash provided by operating activities	$810	$329
Net cash used in investing activities	(6,875)	(5,276)
Net cash provided by financing activities	9,040	7,113
Effect of exchange rate changes on cash	205	(190)
Increase in cash and cash equivalents	$3,180	$1,976

Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation, changes in deferred income taxes, recognition of acquired inventory step up adjustments, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the six months ended July 1, 2016, cash provided by operating activities was $0.8 million and consisted of net income of $12.2 million plus non-cash items totaling $2.5 million less changes in operating assets and liabilities totaling $13.8 million. Non-cash items and other adjustments consisted of depreciation and amortization of $4.1 million, stock-based compensation of $3.1 million, fair value adjustments of contingent consideration of $0.8 million, provision for doubtful accounts of $0.2 million, amortization of loan fees of $0.1 million and cost of goods on acquired inventory step up of $0.1 million, offset by a $6.0 million increase in deferred taxes. Our investment in operating assets and liabilities is a result of an increase in accounts receivable of $13.1 million, an increase in inventory of $12.6 million, a decrease in accrued expenses of $3.7 million, an increase in prepaids and other assets of $2.1 million, and a decrease in deferred rent of $0.1 million, offset by increases in accounts payable of $17.3 million and income taxes payable of $0.5 million. The increase in accounts receivable, inventory and accounts payable are due to the seasonal impact on working capital. The decrease in accrued expenses was primarily due to payment of $6.5 million of acquisition related compensation, partially offset by the accrual of 2016 acquisition related compensation.
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
In the six months ended July 1, 2016, cash used in investing activities was $6.9 million which consisted entirely of purchases of property and equipment.
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
In the six months ended July 1, 2016, net cash provided by financing activities was $9.0 million. We received $26.2 million in financing under the Second Amended and Restated Credit Facility, including net proceeds of $17.0 million under our line of credit. On May 11, 2016, the line of credit and term loan were refinanced into a new $75.0 million term loan through an amendment and restatement of our Amended and Restated 2013 Credit Facility. As a result, we received $9.2 million in term debt proceeds. Additionally, the amount available under our line of credit was increased to $100.0 million. The increase in debt financing was offset by $7.9 million paid to repurchase 500,000 shares of our common stock under our share repurchase program authorized by our Board of Directors in February 2016, $6.9 million paid for the 2015 portion of our contingent consideration liability, $1.6 million paid on our term debt, and $0.7 million of net repurchases of our common stock as part of our stock compensation program.
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

Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The amendment increased the Term Loan principal amount by $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. Additional amendments entered into on May 29, 2015 and March 31, 2016 respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. The Second Amended and Restated Credit Facility provides a maturing secured Term Loan in the principal amount by of $75.0 million, subject to quarterly amortization payments, increases the availability on the line of credit to $100.0 million, and extends the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.
The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. We were in compliance with the covenants as of July 1, 2016.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2016.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Legal proceedings associated with our business have not changed materially, from those disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 29, 2016, except as noted below.

A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The suit alleges patent infringement of U.S. Patent number 9,182,027 and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That suit alleges patent infringement of U.S patent number 9,291,250. Both suits seek relief from infringement. The Company believes the lawsuits are without merit and intends to vigorously defend itself.

In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That suit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM. That suit alleges SRAM’s infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009.

The Company and SRAM have been in discussions regarding these matters separately and collectively, including face to face negotiation meetings. Meanwhile the respective lawsuits have moved forward as scheduled by the courts. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.

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
Additionally, with the acquisition of Race Face/Easton in 2014, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian Dollars. Furthermore, pursuant to the acquisition agreement and subsequent amendments we are obligated to pay $10.5 million Canadian Dollars of earn-out compensation as of July 1, 2016 (equivalent to approximately $8.1 million U.S. Dollars at the July 1, 2016 rate). Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.
Our international operations are exposed to risks associated with conducting business globally.
As a result of our international presence, we are exposed to increased risks inherent in conducting business outside of the United States. In addition to foreign currency risks, these risks include:

•	difficulty in transporting materials internationally, including labor disputes at West Coast ports, which handle a large amount of our products;

•	increased difficulty in protecting our intellectual property rights and trade secrets;

•	changes in tax laws and the interpretation of those laws;

•	exposure to local economic conditions;

•	unexpected government action or changes in legal or regulatory requirements;

•	geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war and other political uncertainty;

•	changes in tariffs, quotas, trade barriers and other similar restrictions on sales;

•	the effects of any anti-American sentiments on our brands or sales of our products;

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
Our Second Amended and Restated Credit Facility places operating restrictions on us and creates default risks.
The Second Amended and Restated Credit Facility contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:
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

We and our subsidiaries may be able to incur substantial additional debt in the future from further amendments to the Second Amended and Restated Credit Facility, additional lending sources subject to the restrictions contained in the Second Amended and Restated Credit Facility, or as a result of certain debt instruments described in our Shelf Registration Statement on Form S-3 which was filed with the SEC in March 2015.

As of July 1, 2016, we had $73.5 million of indebtedness and $100.0 million available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
Borrowings under our Second Amended and Restated Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Second Amended and Restated Credit Facility will increase our interest expense.
As of July 1, 2016, we had $73.5 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $73.5 million of variable interest rate indebtedness that was outstanding as of July 1, 2016, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million change to our interest expense for the three months ended July 1, 2016.

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
As of July 1, 2016, we employed approximately 1,500 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.
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
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million. Under the terms of the asset purchase agreement for the acquisition, we remain obligated to make an additional earn-out payment of up to an aggregate of approximately $11.3 million based upon the achievement of certain EBITDA (as defined in the acquisition agreement) performance goals for the year ending December 31, 2016. As of July 1, 2016, the recorded fair value of the contingent consideration liability associated with the acquisition on Sport Truck was $6.6 million, based on management’s financial projections for 2016.
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
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $29.9 million U.S. Dollars. The terms of the asset purchase agreement included a potential earn-out opportunity of up to a maximum of $19.5 million Canadian Dollars of earn-out compensation, of which $10.5 million remains due (equivalent to approximately $8.1 million U.S. Dollars at the July 1, 2016 rate). In November 2015, the Company entered into an amendment to the purchase agreement to remove the performance-based financial targets associated with the earn-out and guarantee the maximum earn-out amount payable in 2016 and 2017, subject to conditions including continued employment by the Race Face/Easton Chief Executive. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and payment of amounts due could adversely impact our liquidity, financial condition and results of operations.

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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of July 1, 2016, we had approximately 36,642,000 shares of common stock outstanding of which 20,863,000 are freely tradeable in the public market. As of July 1, 2016, 15,779,000 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
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
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which approximately 36,642,000 shares were outstanding as of July 1, 2016. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of July 1, 2016, Compass beneficially owns approximately 33.0% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 46.1% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. Compass may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other stockholders. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to significantly influence our decisions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended July 1, 2016:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
4/2 - 5/6	29,038	$16.66	—	$32,052,500
5/7 - 6/3	17,800	$17.38	—	$32,052,500
6/4 - 7/1	—	$—	—	$32,052,500
Total	46,838	$16.93	—	$32,052,500

(1) Includes shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
(2) On February 25, 2016, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expires on December 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry Enterline				X

10.2	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman				X

10.3	Amendment, dated May 2, 2016, to the Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman				X

10.4	Amendment, dated May 2, 2016, to the Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger				X

10.5	Amendment, dated May 2, 2016, to the Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger				X

10.6	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 11, 2016	8-K	001-36040	May 16, 2016

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
August 3, 2016		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)