Form 10-K
period 2016-12-30
FOX FACTORY HOLDING CORP
filed 2017-03-01
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on July 1, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $363,851,000. As of February 23, 2017, there were 37,210,918 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance which involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K are subject to numerous risks and uncertainties, including but not limited to risks related to:

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

•	our ability to maintain our premium brand image and high-performance products;

•	our ability to maintain relationships with the professional athletes and race teams we sponsor;

•	our transition of the majority of our mountain bike manufacturing operations to Taiwan and our expectations related to such transition;

•	our ability to selectively add additional dealers and distributors in certain geographic markets;

•	the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences;

•	changes in demand for high-end suspension and ride dynamics products;

•	our ability to successfully identify, evaluate and manage potential acquisitions and to benefit from such acquisitions;

•	the outcome of pending litigation;

•	changes in the relative proportion of profit earned in the numerous jurisdictions in which we do business and in tax legislation, case law and other authoritative guidance in those jurisdictions; and

•	future economic or market conditions.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Annual Report on Form 10-K, the risks, uncertainties and other factors expressed or implied discussed in Item 1A, "Risk Factors" of Part I of this Annual Report on Form 10-K could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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
Fox Factory, Inc., our operating subsidiary, was incorporated in California in 1978. Fox Factory Holding Corp. was incorporated in Delaware on December 28, 2007. Compass Group Diversified Holdings LLC, ("Compass") purchased a controlling interest in Fox Factory Holding Corp. on January 4, 2008. As of December 30, 2016, Compass beneficially owned approximately 13.8% of our outstanding common stock.
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
We design our products for, and market our products to, some of the world’s leading action sports OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Scott, Specialized and Trek in bikes and BRP, Ford, Toyota, Yamaha and Polaris in powered vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
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
We focus on premium priced products within each of these categories, which we consider to be the high-end segment because of their higher retail sale prices, where we believe consumers prefer well-designed, performance-oriented equipment. We believe that ride dynamics products, which include suspension systems, as well as wheels, cranks, and other components, are critical to the performance of the bikes and powered vehicles in the product categories in which we focus and that technical features, component performance, product design, durability, reliability and brand recognition strongly influence the purchasing decisions of consumers. Over the past decade, there have been significant technological advances in materials and features that have increased product functionality and performance, allowing high-end suspension products to be adapted for use in additional end-markets and bike and powered vehicle categories.

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

•
PODIUM Internal Bypass, introduced into the side-by-side market, which through its internal bypass technology, allows the vehicle to be plush on small bumps and deliver excellent chassis control while providing progressive bottoming resistance with each increment of travel used; and

•
X2 technology utilized in our 2.5 PODIUM shocks for side-by-sides that feature high and low speed rebound adjustment, high and low speed compression adjustment, and a dual-rate spring for the rear shocks to allow drivers to tune for many different terrain types and driving styles.

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
Opportunistically expand our ride dynamics platform through acquisitions

In the past three years we've completed several acquisitions which we believe enhance our business and strategically expand our product offerings. In the first quarter of 2014, we acquired the business of Sport Truck, a full-service distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. A lift kit solution is an aftermarket vehicle modification that lifts either the suspension or the body of a vehicle to raise the ride height of the vehicle. Lift kits are commonly installed to allow for the installation of larger tires and new suspension systems. In December of 2014, we acquired the businesses of Race Face/Easton. Known for its unique carbon technology, Race Face/Easton designs, manufactures, and distributes performance mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket. In November 2015, we continued to expand our opportunities through the acquisition of certain assets of Marzocchi’s bike product lines.
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
Improve operating and supply chain efficiencies
We intend to improve operating margins by enhancing our design and production processes to increase efficiencies, reducing new product time to market and lowering production costs. During 2015, we completed the process of moving most of the manufacturing of our bike suspension component products to Taiwan. We manufactured approximately 87% and 82% of our complete suspension forks and shocks, respectively, at our Taiwan bike suspension component facility in 2016, as well as a significant amount of our subassemblies and other components. This transition has shortened production lead times to our bike OEM customers, and we believe that over time this transition will continue to improve supply chain efficiencies and reduce manufacturing costs.
Seasonality
Certain portions of our business are seasonal. In two of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2016 represented 20% and 27% of our total sales for the year, respectively. We believe this seasonality is due to the delivery of new products.
Competition
The markets for ride dynamics products, including suspension components, wheels, and cranks, are highly competitive. We compete with other companies that produce products for sale to OEMs, dealers and distributors, as well as with OEMs which produce their own line of products for their own use. Some of our competitors may have greater financial, research and development or marketing resources than we do. Competition in the high-end segment of the ride dynamics market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, we believe the performance of our products helps justify our premium pricing. Within our markets, we compete with several large companies and numerous small manufacturers that provide branded and unbranded products across all our product lines. These competitors can be divided into the following categories:
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
Our products
We design and manufacture ride dynamics products, of which a significant portion is suspension products. These products dissipate the energy and force generated by bikes and powered vehicles while they are in motion. Suspension products allow wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position sensitive damping, electronically controllable damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance.
We use high-grade materials in our products and have developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high performance levels and customer satisfaction.
Bikes
As a result of our acquisitions in recent years, our bike product offerings have expanded and are used on a wide range of performance mountain bikes and road bikes. In each of the years ended December 30, 2016, December 31, 2015 and December 31, 2014, approximately 56%, 58% and 58%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike products are sold in three series: (i) our Performance series, designed for demanding, yet value-minded, enthusiasts; (ii) our Performance Elite series, designed for experienced enthusiasts and expert riders; and (iii) our Factory series, designed for maximum performance at a professional level.
We also offer mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, utilizing our carbon technology.
Powered vehicles
In our powered vehicle product category, we offer premium products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. In each of the years ended December 30, 2016, December 31, 2015 and December 31, 2014, approximately 44%, 42% and 42%, respectively, of our sales were attributable to sales of products for powered vehicles.
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
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Research and development expense totaled approximately $18.5 million, $17.0 million and $13.6 million in fiscal years 2016, 2015 and 2014, respectively.

Intellectual property
Intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology to secure and protect our intellectual property rights.
Our in-house counsel and external intellectual property resources diligently protect our new technologies with patents and trademarks and defend against patent infringement allegations. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Our principal intellectual property also includes our registered trademarks in the U.S. and a number of international jurisdictions, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®. Although our intellectual property is important to our business operations and in the aggregate, constitutes a valuable asset, we do not believe that any single patent, trademark or trade secret is critical to the success of our business as a whole. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantages or will not be challenged by third parties.
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information using internal and external controls, including contractual protections with employees, OEMs, distributors and others.
Customers
Our OEM customers include market leaders in their respective categories, and help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to more than 200 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2016, 60% of our sales resulted from sales to OEM customers and 40% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profit or termination of contracts or subcontracts at the election of the US government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 42%, 42% and 47% of our sales in 2016, 2015 and 2014, respectively. The decrease in the sales to the top 10 OEM customers in 2016 and 2015 as compared to 2014 is primarily attributable to our acquisitions which have further diversified our customer base. Additionally, we experienced a temporary decline in sales to one of our key power vehicle customers in 2016 and 2015 due to model year change over.
Although we refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers," branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, it is the contract manufacturer that may place the purchase order and therefore assumes the responsible for paying us. Our sales to Giant Bicycles, or Giant, a branded bike OEM and a contract manufacturer used by certain of our bike OEM customers, accounted for approximately 14%, 12% and 14% of our sales in 2016, 2015 and 2014, respectively.
Our domestic sales totaled $187.5 million, $163.1 million and $128.3 million, or 47%, 44% and 42% of our total sales in 2016, 2015 and 2014, respectively. Our international sales totaled $215.5 million, $203.7 million and $178.4 million or 53%, 56% and 58% of our total sales in 2016, 2015 and 2014, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. Additional information about our product revenues and certain geographical information is available in Note 14 - Segments and Geographic Areas, of the notes to consolidated financial statements.
Additional information regarding our sales, income, and total assets is available in Item 6. "Selected Financial Information."
Bikes
We sell our bike suspension products and other components to a broad network of domestic and international bike OEMs, including Giant, Scott, Specialized and Trek. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to dealers in the U.S. and through distributors internationally. Our dealers sell directly to aftermarket consumers. Our overseas distributors sell to independent dealers, which then sell directly to consumers.

Powered vehicles
We sell our suspension products for the powered vehicles industry to OEMs, including BRP, Ford, Toyota, Yamaha, and Polaris. We are also currently developing relationships with new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
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
Manufacturing and backlog
We manufacture and complete final assembly on most of our products. By controlling the manufacturing process of our products, we can maintain our strict quality standards, customize our machines and processes for the specific requirements of our products, and quickly respond to feedback we receive on our products in development and otherwise. Furthermore, manufacturing our own products enables us to adjust our labor and production inputs to meet seasonal demands and the customized requirements of some of our customers.
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
We have expanded our El Cajon, California facility to create an Automotive Ride Dynamics Center of Excellence. Our plans include developing an ISO9001 certified campus to support our current military and automotive business by producing direct bolt-on suspension upgrades for on-road trucks with off-road capabilities. We also expect that the expanded El Cajon campus will enable us to efficiently support future growth and demand.
We had approximately $36.0 million and $31.7 million in firm backlog orders at December 30, 2016 and December 31, 2015, respectively. The increase in 2016 backlog, as compared to 2015, was due to normal growth in the business and changes in the seasonality of order placement.

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
Employees
As of December 30, 2016, we had approximately 1,700 full-time employees in the United States, Canada, Europe and Taiwan. We also use part-time employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
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
Risks related to our business
If we are unable to continue to enhance existing products and develop, manufacture market new products that respond to consumer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business and financial results could suffer.
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
Product development requires significant financial, technological and other resources. While we expended approximately $18.5 million, $17.0 million and $13.6 million for our research and development efforts in 2016, 2015 and 2014, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.

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
During 2016, approximately 56% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
Over the last several years, we transitioned the majority of our bike suspension component product manufacturing to our bike suspension component facility in Taichung, Taiwan. As a result of the transition, we have and may continue to incur costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our main operations in California and our Taiwan manufacturing facilities.
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
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Freight arriving at West Coast ports must be offloaded from ships by longshoremen, none of whom are our employees. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns which may occur, as was experienced in February, 2015, in relation to certain West Coast ports. While such West Coast ports labor dispute ended with a five-year agreement, it lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations.
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
We grew our sales from approximately $366.8 million in 2015 to approximately $403.1 million in 2016. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative suspension and ride dynamics products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 30%, 32% and 34% of our sales in fiscal years 2016, 2015 and 2014, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
In particular, sales to Giant, an OEM and contract manufacturer used by certain of our bike OEM customers, accounted for approximately 14%, 12% and 14% of our sales in 2016, 2015 and 2014, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.
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

Additionally, with the acquisition of Race Face/Easton in 2014, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian Dollars. Furthermore, pursuant to the acquisition agreement and subsequent amendments we are obligated to pay $10.5 million Canadian Dollars of earn-out compensation (equivalent to approximately $7.8 million U.S. Dollars at the December 30, 2016 rate) in 2017. Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.
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

Product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future, could have, a material adverse impact on our business.
Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that we could experience higher than expected warranty costs if we become aware of an underperforming product. For example, in 2012 we increased our reserve and included additional costs of approximately $1.8 million to reflect the costs of repairing or replacing certain dampers in our suspension products and experienced other related costs of approximately $1.0 million. We may in the future encounter similar situations and be forced to make other adjustments to our warranty reserves or incur costs in excess of these reserves which could adversely affect our results of operations.
Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by the U. S. Consumer Product Safety Commission and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, on October 12, 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products shipped before September 9, 2016. In addition to the direct costs related to this or other recalls we may be forced to undertake in the future, such recalls could adversely affect our aftermarket and OEM sales if we or our OEM customer do not have a replacement for such recalled product ready in a timely manner. Such recall events could also adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition and results of operations.
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
If we are unable to comply with the covenants contained in our Amended and Restated 2013 Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our credit facilities, which constitutes substantially all our assets.

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

As of December 30, 2016, we had $66.7 million of indebtedness and $100.0 million available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of December 30, 2016, we had $66.7 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated 2013 Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $66.7 million of variable interest rate indebtedness that was outstanding as of December 30, 2016, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.7 million change to our interest expense for the year ended December 30, 2016.

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
As of December 30, 2016, we employed approximately 1,700 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
In May 2015, we began the process of implementing a global enterprise resource planning system (ERP). The pilot phase of the new ERP was completed in fiscal 2016. Remaining operations will be phased in over the next few fiscal years. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.

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
In March 2014, we acquired the business of Sport Truck for approximately $40.8 million, including contingent consideration with an estimated acquisition date fair value of $19.0 million. As of December 30, 2016, $14.7 million of contingent consideration has been paid under this arrangement and $5.5 million is expected to be paid in 2017, based on actual fiscal 2016 financial performance. The payment of the amount due could adversely impact our liquidity and financial condition.
On December 12, 2014, we acquired the businesses of Race Face/Easton for approximately $29.9 million U.S. Dollars. The terms of the asset purchase agreement included a potential earn-out opportunity of up to a maximum of approximately $19.5 million Canadian Dollars earn-out compensation, of which $10.5 million remains due (equivalent to approximately $7.8 million U.S. Dollars at the December 30, 2016 rate). In November 2015, the Company entered into an amendment to the purchase agreement to remove the performance-based financial targets associated with the earn-out and guarantee the maximum earn-out amount payable in 2016 and 2017, subject to conditions including continued employment by the Race Face/Easton Chief Executive. In accounting for the acquisition of Race Face/Easton, the earn-out payments have been excluded from the consideration paid. We recognize the estimated value of the earn-out liability on a ratable basis as services are performed under the employment obligation. Our recognition of the earn-out liability and the payment of amounts due could adversely impact our liquidity, financial condition and results of operations.
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
The obligations associated with being a public company require significant resources and management attention.
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, requires annual management assessments of the effectiveness of our internal control over financial reporting and generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm has not been required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act because we are an "emerging growth company." We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year 2018, the year end which follows the fifth anniversary of the completion of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We may become a large accelerated filer as early as 2017 fiscal year end.
The rules governing the standards that have been met by our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.  We may encounter problems or delays in completing the implementation of any improvements necessitated by acquisitions, system implementations, or growth in the volume or nature of our business activities.  Additionally, we may encounter difficulties in receiving an unqualified opinion on the effectiveness of the internal controls over financial reporting in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the price of our common stock could decline.
As we transition from our status as “an emerging growth company,” we may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff, which will increase our administrative costs.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Failure of our internal control over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
Risks related to ownership of our common stock
The trading price of our common stock may be volatile, and you might not be able to sell your shares at or above the price you pay for the shares.
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $28.25 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of December 30, 2016, we had 36,890,872 shares of common stock outstanding of which 27,788,174 are freely tradable in the public market. As of December 30, 2016, 9,102,699 shares of common stock outstanding were held by directors, executive officers and other affiliates and are subject to volume and manner of sale limitations under Rule 144 under the Securities Act.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
In March, 2015 we filed a Shelf Registration Statement on Form S-3 with the SEC to enable us, and certain of our stockholders, to quickly go to market should we, or certain of our stockholders, wish to sell our common stock, or additionally, in our case, certain other debt instruments. In March 2016, pursuant to the Form S-3, Compass sold 2,500,000 shares of the Company's common stock at $15.895 per share in an underwritten transaction, and Mr. Fox granted the underwriter, Jefferies LLC, an over-allotment option to purchase up to 375,000 shares of the Company's common stock owned by Mr. Fox, which expired unexercised.

Concurrently, the Company repurchased 500,000 shares of its common stock held by Compass for a total of $7.9 million, pursuant to a stock repurchase program that was authorized by our board of directors in February 2016.
On August 12, 2016, the Company completed another underwritten secondary offering, whereby Compass and Mr. Fox sold 4,025,000 shares of the Company's common stock, $0.001 par value per share, in the aggregate to Merrill Lynch, Pierce, Fenner & Smith Incorporated at $18.00 per share.
On November 16, 2016, the Company completed an additional underwritten secondary offering, whereby Compass and Mr. Fox sold 4,025,000 shares of the Company's common stock, $0.001 par value per share, in the aggregate to Robert W. Baird & Co. Incorporated and William Blair & Company, L.L.C. at $20.51 per share.
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, of which 36,890,872 shares were outstanding as of December 30, 2016. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or otherwise. If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We cannot predict if investors will find our common stock less attractive to the extent we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Our inability to successfully recruit and appoint a new independent member to our Board of Directors may result in our failure to regain compliance with NASDAQ listing rules and our common stock may be delisted from the Nasdaq Global Select Market, which may reduce the price of our common stock and levels of liquidity available to our stockholders.
On January 12, 2017, Joseph Hagin resigned from our Board of Directors (the “Board”). Mr. Hagin was an independent director of the Company and, as a result of his resignation, the Board no longer comprises a majority of independent directors (as defined by NASDAQ Listing Rule 5605(a)(2)), as required by NASDAQ Listing Rule 5605(b)(1). On January 12, 2017, in accordance with the NASDAQ Listing Rules, the Company notified NASDAQ of the effectiveness of Mr. Hagin’s resignation, the resulting noncompliance with NASDAQ Listing Rule 5605(b)(1) and its desire to use the cure period provided by NASDAQ Listing Rule 5605(b)(1)(A). Later on January 12, 2017, the Company received a notice from NASDAQ acknowledging the Company’s non-compliance and confirming that NASDAQ will provide the Company with the requisite cure period. In accordance with NASDAQ Listing Rule 5605(b)(1)(A), the Company has until the earlier of the Company’s next annual shareholders’ meeting or January 12, 2018, or if the Company’s next annual shareholders’ meeting is held before July 12, 2017, then the Company has until July 12, 2017 to regain compliance with NASDAQ Listing Rule 5605(b)(1). The Board is currently reviewing candidates to replace Mr. Hagin on the Board. If we fail to regain compliance with NASDAQ Listing Rules, our common stock may be delisted from the Nasdaq Global Select Market. Therefore, there can be no assurance that the Listing Council will determine to continue the listing of our common stock on the Nasdaq Global Select Market. If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected. Delisting from the Nasdaq Global Select Market could also result in other negative implications including the potential loss or reduction of confidence by customers, creditors, suppliers and employees, the potential loss or reduction of investor interest, and fewer business development opportunities, any of which could materially adversely affect our results of operations and financial condition.
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

Compass and our directors and officers and insiders will be able to influence corporate matters.
As of December 30, 2016, Compass beneficially owns approximately 13.8% of our outstanding common stock. Compass, our directors and executive officers, and their affiliates beneficially own, in the aggregate, approximately 24.7% of our outstanding common stock. As a result, these stockholders are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our Amended and Restated Certificate of Incorporation, and approval of any merger, consolidation, or sale of all, or substantially all, of our assets or other significant corporate transactions. In addition, Compass continues to have input on all matters before our board of directors because our director Elias Sabo is affiliated with Compass. So long as Compass or any of its affiliates continue to indirectly own a significant amount of our outstanding common stock, they will continue to be able to influence our decisions.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 30, 2016, we occupy the following square footage by location:

	United States	Other Countries	Total
Leased facilities	411,000	263,000	674,000
Owned facilities	146,000	—	146,000
Total	557,000	263,000	820,000
Our headquarters as well as certain research and development and manufacturing operations are located in California. We also manufacture in the US state of Michigan and internationally in Taiwan and Canada, and maintain sales and service offices in the US and Europe.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The suit alleges patent infringement of U.S. Patent number 9,182,027 and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That suit alleges patent infringement of U.S patent number 9,291,250. The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for an Inter-parties Review of the US Patent 9,182,027 and for a Post Grant Review of the U. S. Patent 9,291,250.

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

The Company and SRAM have been in discussions and mediation regarding these matters. The SRAM lawsuits against the Company have been stayed by the Court in Illinois pending a PTAB determination in the Company filed SRAM patent reviews. Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts.  Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.

The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

	High	Low
Year Ending December 31, 2015
Quarter ended March 31, 2015	$16.28	$14.67
Quarter ended June 30, 2015	17.14	14.99
Quarter ended September 30, 2015	16.86	14.92
Quarter ended December 31, 2015	19.38	16.50
Year Ending December 30, 2016
Quarter ended April 1, 2016	$17.67	$14.14
Quarter ended July 1, 2016	18.37	15.46
Quarter ended September 30, 2016	22.97	17.26
Quarter ended December 30, 2016	27.75	20.20
On February 23, 2017, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $27.50 per share.
Stockholders
As of February 23, 2017, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 30, 2016 and December 31, 2015. In addition, our Second Amended and Restated Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Second Amended and Restated Credit Facility." Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our board of directors may deem relevant.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 30, 2016 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite"), and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

160
140
120
100
80
60
40
20
0
08/08/13
12/31/13
12/31/14
12/31/15
12/30/16
FOXF
NASDAQ Composite
S&P

This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1 - 11/4	707	$20.20	—	$32,052,500
11/5 - 12/2	—	$—	—	$32,052,500
12/3 - 12/30	—	$—	—	$32,052,500
Total	707	$20.20	—	$32,052,500

(1) Includes shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
(2) On February 25, 2016, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program will expire on December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of income data for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, and the consolidated balance sheet data as of December 30, 2016 and December 31, 2015 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of income data for the years ended December 31, 2013 and 2012 as well as the consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Income Data:

	For the fiscal years ended
(in thousands, except per share data)
	2016	2015	2014	2013	2012
Sales	$403,077	$366,798	$306,734	$272,746	$235,869
Cost of sales (1)	276,689	254,756	212,314	192,617	173,040
Gross profit	126,388	112,042	94,420	80,129	62,829
Operating expenses:
Sales and marketing (1)	25,796	23,182	19,192	14,153	12,570
Research and development (1)	18,459	17,001	13,642	10,409	9,727
General and administrative (1)	27,693	21,053	17,683	11,408	9,063
Amortization of purchased intangibles	2,988	8,525	6,424	5,378	5,315
Fair value adjustment of contingent consideration and acquisition related compensation	5,911	6,937	2,856	—	—
Total operating expenses	80,847	76,698	59,797	41,348	36,675
Income from operations	45,541	35,344	34,623	38,781	26,154
Other expense, net:
Interest expense	2,088	1,549	999	4,125	3,486
Other (income) expense, net	363	(449)	(693)	(12)	277
Total other expense, net	2,451	1,100	306	4,113	3,763
Income before income taxes	43,090	34,244	34,317	34,668	22,391
Provision for income taxes	7,415	9,290	6,631	10,566	8,181
Net income	$35,675	$24,954	$27,686	$24,102	$14,210
Earnings per share:
Basic	$0.97	$0.67	$0.75	$0.70	$0.44
Diluted	$0.94	$0.66	$0.73	$0.68	$0.44
Weighted average shares used to compute earnings per share:
Basic	36,799	36,989	36,756	34,571	32,059
Diluted	37,801	37,894	37,807	35,705	32,515
Dividends per share	$—	$—	$—	$—	$2.00

(1) Includes stock-based compensation as follows:

	For the fiscal years ended
(in thousands)	2016	2015	2014	2013	2012

Cost of sales	$139	$82	$43	$23	$—
Sales and marketing	598	430	279	158	160
Research and development	357	178	88	53	29
General and administrative	5,129	4,217	3,634	2,266	1,959
Total	$6,223	$4,907	$4,044	$2,500	$2,148

Consolidated Balance Sheet Data:

	For the fiscal years ended
(in thousands)	2016	2015	2014	2013	2012

Cash and cash equivalents	$35,280	$6,944	$4,212	$1,683	$15
Inventory	71,243	68,202	59,191	42,783	34,255
Working capital	95,876	57,971	48,056	39,884	25,142
Property, plant and equipment, net	32,262	26,094	19,759	13,418	11,789
Total assets	335,600	277,716	258,437	157,729	142,120
Total debt, including current portion (1)	66,683	47,881	50,000	8,000	59,250
Total stockholders’ equity (2)	184,937	152,260	128,806	92,292	29,584

(1)
In June 2012, we completed a recapitalization (the "2012 Recapitalization"). In connection with the 2012 Recapitalization, we amended our debt. Concurrently with the closing of our IPO in August 2013, we used the net proceeds that we received from the IPO to repay our then outstanding indebtedness. In 2014, in connection with our acquisitions, we entered into amendments to our credit facility, borrowing $80.0 million under a secured term loan. In 2016, we entered into the Second Amended and Restated Credit Facility, with a refinanced term loan principal balance of $75.0 million. The principal balance of the term loan was $66.7 million at December 30, 2016.

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
Overview
We are a designer, manufacturer and marketer of ride dynamics component products used primarily on bicycles, side-by-side vehicles, or Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles as well as suspension systems, or lift kits, used on trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of components represented less than 1% of our sales in each of the years ended December 30, 2016, December 31, 2015 and December 31, 2014.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of ride dynamics products. Our products fall into the following two categories:
•bikes; and

•	powered vehicles, including Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
A significant portion of our sales are dependent on the demand for high-end or premium-priced bikes and products. In each of the years ended December 30, 2016, December 31, 2015 and December 31, 2014, approximately 56%, 58% and 58%, respectively, of our sales were attributable to sales of bike-related products and approximately 44%, 42% and 42%, respectively, of our sales were attributable to sales of products for powered vehicles.
Our domestic sales totaled $187.5 million, $163.1 million and $128.3 million, or 47%, 44% and 42% of our total sales in fiscal years 2016, 2015 and 2014, respectively. Our international sales totaled $215.5 million, $203.7 million and $178.4 million, or 53%, 56% and 58% of our total sales in fiscal years 2016, 2015 and 2014, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. We estimate, based on our internal projections, that approximately one-third of the end users of our products are located outside the United States.
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
During 2015, we completed the process of moving a majority of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. We anticipate that this transition will enable us to shorten production lead times to our bike OEM customers, improve supply chain efficiencies and reduce our manufacturing costs. The transition has had a positive impact on our operating margins and we expect continued benefits from the transition over time.

From time to time we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business, we reserve against such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs.
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
We attribute our past growth in sales predominantly to increases in the number of units sold to our OEM customers in both our bike and powered vehicle product categories and to a lesser degree increases in our aftermarket sales in the powered vehicle product categories.
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
Our gross margins fluctuate based on production volumes, product, customer and channel mix and overall supply chain and manufacturing efficiencies. Generally, we earn higher gross margins on our products sold to the aftermarket channel. We are working on various efficiency initiatives designed to improve our gross margin, however we anticipate that our savings will be partially offset by lower gross margins resulting from a higher proportion of OEM sales in 2017.
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
Our amortization of intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 30, 2016, December 31, 2015 and December 31, 2014.
Our fair value adjustments of contingent consideration and acquisition related compensation relates primarily to adjustments to our contingent consideration liability arising from the acquisition of Sport Truck as well as accruals for earn-outs related to our acquisition of Race Face/Easton. The Sport Truck liability is measured at fair value at each balance sheet date by considering actual results and applying a Black-Scholes model to the Company's financial projections for future periods. We expect our contingent consideration and acquisition related compensation for the Sport Truck and Race Face/Easton acquisitions to cease after the first quarter of 2017.
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
 Income taxes
We are subject to income taxes in the United States and various other foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates than differ from those in the United States, although certain of our international earnings are also taxable in the United States. Effective in 2016, we restructured the majority of our international operations to allow for deferral of taxes on indefinitely reinvested international earnings. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income and the further apportionment of that income to state and local jurisdictions. Additionally, in future periods, our effective tax rate may vary depending on changes in tax laws in the various jurisdictions in which we do business.
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 30, 2016, we did not have any valuation allowances recorded as we expect to fully utilize all of our deferred tax assets. As of December 30, 2016, our deferred tax assets include foreign tax credits and foreign net operating loss carryforwards of approximately $2,128 and $252, respectively, which begin to expire in 2025 and 2034, respectively, unless previously utilized. We also have federal and state research credits of approximately $455 and $1,496. The federal research credits begin to expire in 2036 unless previously utilized, and the state research credits do not expire. In the future, our effective tax rate could vary if we determine that there is a need to record a valuation allowance for our deferred tax assets, including those associated with credit carryforwards.

Stock-based compensation gives rise to deferred tax assets to the extent of the compensation expense recognized on non-qualified stock options that have not been exercised or expired and restricted stock awards that have not vested. As of December 30, 2016, our deferred tax assets include $2.0 million associated with stock-based compensation expense. We adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in 2016, and as a result, will be required to record the difference between the deferred tax asset and the actual tax deduction for stock-based compensation as a component of our income tax expense. Prior to adoption, such differences were recorded as a component of equity. In 2016 and in future periods, our effective tax rate will vary based on such differences.
We are subject to examination of our income tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax liabilities and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax liabilities and income tax expense may become necessary. Any such adjustments could have a significant impact on our effective tax rate.
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
As of December 30, 2016, our balance sheet reflected a liability for unrecognized tax benefits of $7.4 million, inclusive of amounts presented as contra to our deferred tax asset. The unrecognized tax benefits are primarily due to the uncertainty of the deductibility of amortization and depreciation expenses which were incurred as a result of Compass’s acquisition of us in 2008. We expect to decrease our liability for unrecognized tax benefits and recognize a reduction in income tax expense (and an increase in net income) because of the expiration of statutes of limitations in the amount of approximately $1.3 million in the third quarter of 2017. We generally expect to recognize a reduction in income tax expense (and an increase in net income) through the expiration of statutes of limitations in the amount of approximately $1.3 million in each third quarter from 2016 through 2026, and approximately $0.2 to $0.6 million in each fourth quarter from 2018 through 2028. These annual reductions in our income tax expense will cease if it is determined upon examination of the tax authorities that the deductions are not valid and the liabilities for the uncertain income tax position and the associated deferred tax liability will have to be settled for cash. If we subsequently determine that we have met the more-likely-than-not threshold that these deductions will be sustained, the balance of the liability for unrecognized tax benefits would be recognized as a reduction of income tax expense, except for approximately $0.9 million, which would increase the deferred tax liability for taxes associated with amortization of intangibles with indeterminate lives.
For the years ended December 30, 2016, December 31, 2015 and December 31, 2014, we had effective tax rates of 17.2%, 27.1% and 19.3%, respectively. We anticipate that in the near to medium term our effective annual tax rates should be approximately 18% to 23%, subject to the inherent variability resulting from changes in the relative proportion of our profits earned in the jurisdictions in which we do business, tax reform in those jurisdictions, changes in our stock price that impact stock-based compensation tax deductions, and potential unfavorable outcomes on our uncertain tax positions.

Results of operations
The table below summarizes our results of operations for the years ended December 30, 2016, December 31, 2015, and December 31, 2014

	For the years ended
	December 30,	December 31,	December 31,
(in thousands)	2016	2015	2014
Sales	$403,077	$366,798	$306,734
Cost of sales	276,689	254,756	212,314
Gross profit	126,388	112,042	94,420
Operating expenses:
Sales and marketing	25,796	23,182	19,192
Research and development	18,459	17,001	13,642
General and administrative	27,693	21,053	17,683
Amortization of purchased intangibles	2,988	8,525	6,424
Fair value adjustment of contingent consideration and acquisition related compensation	5,911	6,937	2,856
Total operating expenses	80,847	76,698	59,797
Income from operations	45,541	35,344	34,623
Other expense, net:
Interest expense	2,088	1,549	999
Other income (expense), net	363	(449)	(693)
Other expense, net	2,451	1,100	306
Income before income taxes	43,090	34,244	34,317
Provision for income taxes	7,415	9,290	6,631
Net income	$35,675	$24,954	$27,686
The following table sets forth statement of income data as a percentage of sales for the years indicated.

	For the years ended
	December 30,	December 31,	December 31,
	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of sales	68.6	69.5	69.2
Gross profit	31.4	30.5	30.8
Operating expenses:
Sales and marketing	6.4	6.3	6.3
Research and development	4.6	4.6	4.4
General and administrative	6.9	5.7	5.8
Amortization of purchased intangibles	0.7	2.3	2.1
Fair value adjustment of contingent consideration and acquisition related compensation	1.5	1.9	0.9
Total operating expenses	20.1	20.8	19.5
Income from operations	11.3	9.7	11.3
Other expense, net:
Interest expense	0.5	0.4	0.3
Other income (expense), net	0.1	(0.1)	(0.2)
Other expense, net	0.6	0.3	0.1
Income before income taxes	10.7	9.4	11.2
Provision for income taxes	1.8	2.5	2.2
Net income	8.9%	6.9%	9.0%

Year ended December 30, 2016 compared to year ended December 31, 2015
Sales

(in millions)	2016	2015	Change ($)	Change (%)
Sales	$403.1	$366.8	$36.3	9.9%

Sales for the year ended December 30, 2016 increased approximately $36.3 million, or 9.9%, compared to the year ended December 31, 2015. The sales increase reflects 13.7% growth in powered vehicle products as well as a 7.1% increase in mountain bike products for the year ended December 30, 2016 compared to the prior year. The increase in bike product sales is due to the success of our current bike product lines including new products within those lines. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products.
Cost of sales

(in millions)	2016	2015	Change ($)	Change (%)
Cost of sales	$276.7	$254.8	$21.9	8.6%
Cost of sales for the year ended December 30, 2016 increased approximately $21.9 million, or 8.6%, compared to the year ended December 31, 2015. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin which are discussed below.
For the year ended December 30, 2016 our gross margin was 31.4% compared to 30.5% for the year ended December 31, 2015. The increase in our gross profit margin was attributable primarily to cost improvements as we completed the transition of the majority of our bike manufacturing to Taiwan. The West Coast port slowdown resulted in increased shipping and handling costs in 2015. Additionally, acquisition related finished goods inventory valuation adjustments in connection with the Race/Face Easton acquisition and inventory write-downs associated with the Marzocchi acquisition had a negative impact on our 2015 gross margin.
Operating expenses

(in millions)	2016	2015	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$25.8	$23.2	$2.6	11.2%
Research and development	18.5	17.0	1.5	8.8%
General and administrative	27.7	21.1	6.6	31.3%
Amortization of purchased intangibles	3.0	8.5	(5.5)	(64.7)%
Fair value adjustment of contingent consideration and acquisition related compensation	5.9	6.9	(1.0)	(14.5)%
Total operating expenses	$80.8	$76.7	$4.1	5.3%

Total operating expenses for the year ended December 30, 2016 increased approximately $4.1 million, or 5.3% over 2015. When expressed as a percentage of sales, operating expenses decreased to 20.1% of sales for the year ended December 30, 2016 compared to 20.8% of sales in 2015.
Within operating expenses, our sales and marketing expense increased by approximately $2.6 million primarily due to a $1.3 million increase in wages and related expenses, a $0.3 million increase in travel, a $0.3 million increase in equipment and a $0.2 increase in promotional expenses to support the growth of our products and brands. Research and development increased approximately $1.5 million due to investments in our product lines aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $6.6 million primarily as a result of a $2.9 million increase in stock compensation and wages, $2.7 million of expense associated with patent litigation activities involving an industry competitor, and a $0.5 million increase in professional fees associated with our ERP implementation. Additionally, we incurred $0.6 million in costs associated with secondary public offerings which closed on March, August and November 2016.
Amortization of purchased intangible assets in the year ended December 30, 2016 decreased approximately $5.5 million as compared to the year ended December 31, 2015. The decrease is primarily due to technology and customer relationship assets from Compass' acquisition of the Company becoming full amortized as of December 31, 2015.
During the year ended December 30, 2016, we incurred $5.9 million in acquisition related compensation in connection with management earn-out arrangements.
Income from operations

(in millions)	2016	2015	Change ($)	Change (%)
Income from operations	$45.5	$35.3	$10.2	28.9%
As a result of the factors discussed above, income from operations for the year ended December 30, 2016 increased approximately $10.2 million, or 28.9% compared to income from operations in the same period in 2015.
Other expense, net

(in millions)	2016	2015	Change ($)	Change (%)
Other expense, net:
Interest expense	$2.1	$1.5	$0.6	40.0%
Other expense (income), net	0.4	(0.4)	0.8	(200.0)%
Other expense, net	$2.5	$1.1	$1.4	127.3%
Other expense, net for the year ended December 30, 2016 increased by approximately $1.4 million to $2.5 million compared to $1.1 million for the year ended December 31, 2015. Interest expense increased in the year ended December 30, 2016 by $0.6 million due to additional borrowings and higher interest rates as compared to the year ended December 31, 2015. Other expense, net, increased by $0.8 million due to foreign currency transaction losses, $0.5 million of which resulted from the settlement of Canadian Dollar denominated acquisition related compensation liability resulting from the acquisition of RaceFace/Easton.

Income taxes

(in millions)	2016	2015	Change ($)	Change (%)
Income tax expenses	$7.4	$9.3	$(1.9)	(20.4)%
Income tax expense for the year ended December 30, 2016 decreased by approximately $1.9 million to $7.4 million compared to income tax expense of $9.3 million in the same period in 2015. The decrease in expense resulted primarily from the previously described reorganization of foreign entities and indefinite reinvestment of foreign earnings in jurisdictions with lower tax rates.
The effective tax rates were 17.2% and 27.1% for the years ended December 30, 2016 and December 31, 2015, respectively.

For the year ended December 30, 2016, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from the lower rates on foreign earnings and the reversal of our liability for uncertain tax positions as a result of (i) the conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits and (ii) the expiration of the statute of limitations for certain tax filings. Additionally, our effective tax rate benefited as a result of the research and development tax credits, California business development tax credits, and the benefit of excess deductions on stock-based compensation. These income tax benefits were partially offset by 2016 state taxes and the impact of non-deductible costs.
For the year ended December 31, 2015, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily the expiration of the statute of limitations that allowed us to release approximately $1.3 million of our liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited as a result of the research and development tax credit, domestic production activity deduction, and other adjustments. These income tax benefits were partially offset by 2015 state taxes.
Net income

(in millions)	2016	2015	Change ($)	Change (%)
Net income	$35.7	$25.0	$10.7	42.8%
As a result of the factors described above, our net income increased $10.7 million, or 42.8%, to $35.7 million in the year ended December 30, 2016 from $25.0 million for the same period in 2015.

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
Within operating expenses, our sales and marketing expense increases were primarily due to the inclusion of $3.0 million of Sport Truck's and Race Face/Easton's expenses, with the balance attributable primarily to increases in race support, events, and sponsorships to promote our brand. Our research and development expense increased in the year ended December 31, 2015 due to $1.5 million of expense incurred at Sport Truck and Race Face/Easton, as well as investments of $1.5 million in research and development for our existing mountain bike and power vehicle product lines. Our general and administrative expense increased in the year ended December 31, 2015 by $3.4 million compared to the previous year due to $2.5 million of expense incurred at Sport Truck and Race Face/Easton, $1.7 million in payroll and related expenses to support our global growth, $0.6 million in higher stock compensation expense, $0.5 million related to our ERP initiative, and nominal increases in various other general administrative expenses. The aforementioned increases were partially offset by reductions of $1.1 million and $0.2 million in acquisition costs and offering expenses, respectively.
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
Other expense, net

(in millions)	2015	2014	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.5	$1.0	$0.5	50.0%
Other expense (income), net	(0.4)	(0.7)	0.3	(42.9)%
Other expense, net	$1.1	$0.3	$0.8	266.7%
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
Income tax expense

(in millions)	2015	2014	Change ($)	Change (%)
Income tax expenses	$9.3	$6.6	$2.7	40.9%

Income tax expense for the year ended December 31, 2015 increased by approximately $2.7 million to $9.3 million compared to income tax expense of $6.6 million in the same period in 2014. The increase in expense resulted primarily from a nonrecurring reapportionment benefit of $4.1 million recognized in 2014. The effective tax rates were 27.1% and 19.3% for the years ended December 31, 2015 and 2014, respectively.
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
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended
	December 30,	December 31,	December 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$38,845	$30,022	$32,905
Net cash used in investing activities	(12,222)	(13,163)	(76,829)
Net cash provided by (used in) financing activities	1,830	(14,052)	46,731
Effect of exchange rate changes on cash	(117)	(75)	(278)
Increase in cash and cash equivalents	$28,336	$2,732	$2,529

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
In the year ended December 30, 2016, cash provided by operating activities was $38.8 million and consisted of net income of $35.7 million plus non-cash items totaling $12.3 million less changes in operating assets and liabilities and other adjustments totaling $9.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $8.8 million, and stock-based compensation of $6.2 million, offset by a $3.0 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in accounts receivable of $17.9 million, inventory of $3.0 million, and prepaids and other assets of $2.1 million, partially offset by increases in accounts payable of $9.6 million, accrued expenses of $2.9 million, and income taxes net payable of $1.5 million. The increase in accounts receivable, inventory, accounts payable and accrued expenses reflects the growth of our business, change in customer mix, and the expansion of our manufacturing facilities. The increase in prepaid and other assets is a result of advanced payments to vendors and the timing of insurance and benefits payments. The change in net current income tax accounts is primarily due to timing of estimated tax payments and refunds.
In the year ended December 31, 2015, cash provided by operating activities was $30.0 million and consisted of net income of $25.0 million plus non-cash items totaling $13.1 million less changes in operating assets and liabilities and other adjustments totaling $8.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $13.1 million, stock-based compensation of $4.9 million, and cost of goods on acquired inventory step up of $0.8 million, offset by a $4.4 million change in deferred taxes and change in fair value of contingent consideration of $0.7 million. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $11.1 million, accounts receivable of $5.5 million, income taxes of $2.4 million, and prepaids and other assets of $1.9 million, partially offset by an increase in accrued expenses of $10.7 million and accounts payable of $2.1 million. The increase in inventory and accounts receivable reflects the growth of our business and the expansion of our manufacturing facilities. Changes in prepaid and other assets and income taxes are primarily due to timing of tax related payments and refunds. The increase in accrued expenses is attributable to accruals for management earn-outs and other compensation.
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
In the year ended December 30, 2016, cash used in investing activities was $12.2 million which consisted primarily of $12.0 million in property and equipment additions. Additionally, we invested $0.2 million in acquisitions.
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

In the year ended December 30, 2016, net cash provided by financing activities was $1.8 million, which consisted primarily of $17.7 million in net proceeds from our credit facility, partially offset by $7.9 million to repurchase our common stock under a buyback plan authorized in 2016, a payment of $6.9 million in contingent consideration related to our 2014 acquisition of Sport Truck, and $1.0 million in payments to repurchase shares to cover tax withholding related to the vesting of restricted stock awards, net of proceeds from the exercise of stock options.
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
Second Amended and Restated 2013 Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extend the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016 respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. A further technical amendment was made on August 11, 2016. The Second Amended and Restated Credit Facility provided a maturing secured Term Loan in the principal amount by of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.
In the year ended December 30, 2016, we made principal payments of $8.5 million on the Term Loan. The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. We were in compliance with the covenants as of December 30, 2016.
Contractual obligations and commitments
As of December 30, 2016, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$67,187	$3,750	$10,781	$52,656	$—
Operating lease obligations	16,796	4,899	10,915	982	—
Management earn out payments	13,329	13,329	—	—	—
Purchase obligations and other	2,641	2,361	280	—	—
Total	$99,953	$24,339	$21,976	$53,638	$—
The table above includes management earn-out payments associated with our acquisition of Race Face/Easton and Sport Truck. See Note 12 - Fair Value Measurements and Note 15 - Acquisitions in our Notes to Consolidated Financial Statements.
As of December 30, 2016, we had a liability of approximately $7.2 million associated with uncertain tax positions, which is classified as a current liability in our consolidated balance sheet because it is reasonably possible that certain federal, foreign, and state tax matters could be concluded in the next twelve months. However, our liability for uncertain tax positions has been excluded from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. See Note 11 - Income Taxes in our Notes to Consolidated Financial Statements.

Seasonality
Certain portions of our business are seasonal. In two of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. We believe this seasonality is due to productions cycles of our OEM customers driven by consumer peak purchasing patterns.

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
Inventories

Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or market value. Cost includes raw materials, as well as direct labor and manufacturing overhead for products we manufacture. Market value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete or impaired balances.
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
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. Annually, we either make a qualitative assessment prior to proceeding to step one of the annual goodwill impairment test or perform a two-step impairment test. If we make a qualitative assessment and determine that the fair value of the reporting unit is less than its carrying amount, we would perform step one of the annual goodwill impairment test and, if necessary, proceed to step two. Otherwise, no further evaluation is necessary. For the two-step impairment test, in the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. We determine the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2016 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
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
Warranty
Unless otherwise required by law, we generally provide limited warranties on our products for one to two years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results.
Income taxes
We record our income tax expenses or benefits in each federal, state and foreign jurisdiction in which we operate using an asset and liability approach. This process requires that we compute the current tax expense or benefit and deferred tax expense or benefit, which result from changes in temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances, which are recorded in different periods for financial statement and income tax return purposes. The income tax effects of these differences we identify are classified as long-term deferred tax assets and liabilities in our consolidated balance sheets. Our provision for income tax expense also considers our assertions regarding the indefinite reinvestment of earnings of our foreign subsidiaries. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through royalty remittances and intercompany loans; (iii) the tax consequences of any decision to reinvest the earnings of foreign subsidiaries, including any changes in US tax law relating to the treatment of these unremitted earnings; and (iv) any US and foreign government programs or regulations relating to the repatriation of these unremitted earnings. If unremitted earnings are no longer permanently reinvested, we would need to adjust the income tax provision in the period we make such determination, which could have a material impact on our results of operations.
Additionally, our judgments, assumptions, and estimates relative to the provision for income taxes take into account enacted tax laws, our interpretation of enacted tax laws, and possible outcomes of current and future audits conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of income. Interest and penalties associated with income taxes are recorded as income tax expense in our consolidated statements of income.
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
We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income of a character necessary to realize the deferred asset, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income.
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units ("RSUs"), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model, net of estimated forfeitures.
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

Stock-based compensation expenses are classified in the statements of income based on the department to which the related employee reports. Our stock-based awards subsequent to our IPO have been comprised principally of restricted stock unit awards.

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
As of December 30, 2016, we used Level 2 inputs to determine the fair value of our Second Amended and Restated 2013 Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. We measured our contingent consideration liability arising from our acquisition of Sport Truck using Level 3 unobservable inputs. The fair value of the contingent consideration liability associated with the achievement of adjusted EBITDA targets is estimated at each balance sheet date by considering actual results for completed measurement periods or applying a Black-Scholes model to our most recent financial projection.  The unobservable inputs to the valuation model that have the most significant effect on the estimated fair value of our contingent consideration liability are the projected results, the probabilities that actual results will exceed the projection and the volatility surrounding the expected results.
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

Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal 2018. The Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company has not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  The Company adopted ASU 2015-03 effective January 1, 2016 on a retrospective basis. As a result, debt issuance costs of $781 have been reclassified from other assets to long-term debt in the December 31, 2015 consolidated balance sheet.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The guidance applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal 2017. The Company does not expect this guidance to have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than twelve months on the balance sheet. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain transactions, including but not limited to contingent consideration payments made after a business combination and debt prepayment and extinguishment costs in the cash flow statement. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2019. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides more guidance to an entity when they are assessing if transactions should be accounted for as acquisitions of assets or businesses. The clarification of the definition of a business impacts various areas of accounting such as acquisitions, disposals, goodwill, and consolidations. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
Other accounting standards updates effective after December 30, 2016, are not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We generally do not hedge our interest rate exposure. We had $66.7 million of debt, bearing interest at a variable rate, outstanding under our credit facilities as of December 30, 2016. A hypothetical 100 basis point increase or decrease in the interest rate on our variable debt would have resulted in an approximately $0.7 million change to our interest expense for the year ended December 30, 2016.
Exchange rate sensitivity
As of December 30, 2016, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could in the future have an adverse effect on our business and results of operations. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. As a growing percentage of our activities are expected to be denominated in foreign currencies, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure, however we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents and trade receivables. As of December 30, 2016, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
We do not currently hedge our exposure to increases in the prices for our primary raw materials.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and the report of our independent registered public accounting firm are included in this Annual Report beginning on page 58. The index to these reports and our financial statements is included in Part IV, Item 15 below.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2016. Based on the evaluation of our disclosure controls and procedures as of December 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The "Management’s Report on Internal Control over Financial Reporting" is contained on page 57 of this Annual Report on Form 10-K and is incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
Because we are an "emerging growth company" as defined in the JOBS Act, we are not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. A "Report of Independent Registered Public Accounting Firm" is contained on page 58 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
March 1, 2017		Zvi Glasman, Chief Financial Officer
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

Signature	Title	Date

/s/ Larry L. Enterline	Chief Executive Officer and Director	March 1, 2017
Larry L. Enterline	(Principal Executive Officer)

/s/ Zvi Glasman	Chief Financial Officer	March 1, 2017
Zvi Glasman	(Principal Financial and Accounting Officer)

/s/ Elias Sabo	Chairman	March 1, 2017
Elias Sabo

/s/ Robert C. Fox, Jr.	Director	March 1, 2017
Robert C. Fox, Jr.

/s/ Dudley Mendenhall	Director	March 1, 2017
Dudley Mendenhall

/s/ Carl Nichols	Director	March 1, 2017
Carl Nichols

/s/ Ted Waitman	Director	March 1, 2017
Ted Waitman

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate.	S-1	333-189841	July 8, 2013
4.2
Amended and Restated Registration Rights Agreement, dated May 12, 2013, by and among Fox Factory Holding Corp., Compass Group Diversified Holdings LLC, Madison Capital Funding Co-Investment Fund LP and certain other stockholders listed on the signature page thereto.
		S-1	333-189841	July 8, 2013
4.3	Form of Indenture dated March 31, 2015	S-3	333-203146	March 31, 2015
10.1†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline.	S-1	333-189841	July 25, 2013
10.2†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman.	S-1	333-189841	July 25, 2013
10.3†	Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K/A	001-36040	June 17, 2014
10.4†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Wes Allinger	10-Q	001-36040	May 4, 2016
10.5†	Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger	10-Q	001-36040	May 4, 2016
10.6†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry Enterline	10-Q	001-36040	August 3, 2016
10.7†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman	10-Q	001-36040	August 3, 2016
10.8†	Amendment, dated May 2, 2016, to the Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman	10-Q	001-36040	August 3, 2016
10.9†	Amendment, dated May 2, 2016, to the Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger	10-Q	001-36040	August 3, 2016
10.10†	Amendment, dated May 2, 2016, to the Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger	10-Q	001-36040	August 3, 2016

10.11†	Amendment, dated October 19, 2016, to the Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman	8-K	001-36040	October 25, 2016
10.12†
Information Sharing and Cooperation Agreement dated August 13, 2013 by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc.
		10-Q	001-36040	November 6, 2013
10.13†	Non-Employee Director Compensation Policy.	S-1	333-189841	July 25, 2013
10.14†	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers.	S-1	333-189841	July 8, 2013
10.15†	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors.	S-1	333-189841	July 8, 2013
10.16†	2008 Stock Option Plan, as amended.	S-1	333-189841	July 8, 2013
10.17†	2008 Non-Statutory Stock Option Plan, as amended.	S-1	333-189841	July 29, 2013
10.18†	2013 Omnibus Plan.	S-1	333-189841	July 29, 2013
10.19†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan.	S-1	333-189841	July 25, 2013
10.20	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC.	S-1	333-189841	July 8, 2013
10.21	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant-Gross, March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda.	S-1	333-189841	July 8, 2013
10.22	Lease Agreement, dated July 1, 2003, by and between Fox Factory, Inc. and Robert C. Fox, Jr.	S-1	333-189841	July 8, 2013
10.23	Amendment dated May 2, 2016 to the Lease Agreement, dated July 1, 2003, by and between Fox Factory, Inc. and Robert C. Fox, Jr.	10-Q	001-36040	May 4, 2016
10.24	Sublease, dated January 1, 2012, by and between Fox Factory, Inc. and Robert C. Fox, Jr., and related addendum.	S-1	333-189841	July 8, 2013
10.25
Air Commercial Real Estate Association Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 19, 2012, by and between Fox Factory, Inc. and North Johnson Vernon Property, LLC, and related addendum.
		S-1	333-189841	July 8, 2013
10.26	Land and Factory Lease Agreement, dated April 2, 2012, by and among Fox Factory, Inc., Hong-Ming Lee, Zhi-Ming Lee, Qing-Yu Lee, Fu-Zhong Lu, Yu-Wei Lu and Guan-Lun Lu.	S-1	333-189841	July 8, 2013
10.27	Asset Purchase Agreement, by and between ST USA Holding Corp. and Sport Truck USA, Inc., dated March 5, 2014.	8-K	001-36040	March 6, 2014
10.28
Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc. dated December 5, 2014.
		8-K	001-36040	December 8, 2014

10.28.1
Side Letter Agreement to the Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc.dated December 12, 2014.
		8-K	001-36040	December 15, 2014
10.28.2
Second Amendment to Asset Purchase Agreement by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc., dated November 13, 2015.
		10-Q	001-36040	November 16, 2015
10.29	Stock Repurchase Agreement, by and between Fox Factory Holding Corp., and Compass Group Diversified Holdings, LLC, dated March 9, 2016	8-K	001-36040	March 15, 2016
10.30	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 11, 2016	8-K	001-36040	May 16, 2016
10.30.1	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated August 11, 2016	10-Q	001-36040	November 2, 2016
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X
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
In making its assessment of internal controls over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on the evaluation, our management concluded that its internal controls over financial reporting were effective as of December 30, 2016.

March 1, 2017

/s/ Larry L. Enterline
Larry L. Enterline

/s/ Zvi Glasman
Zvi Glasman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.
Scotts Valley, California

We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the "Company") as of December 30, 2016 and December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Factory Holding Corp. and subsidiaries as of December 30, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Francisco, California
March 1, 2017

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	December 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$35,280	$6,944
Accounts receivable (net of allowances of $397 and $407 at December 30, 2016 and December 31, 2015, respectively)	61,617	43,660
Inventory	71,243	68,202
Prepaids and other current assets	14,772	13,135
Total current assets	182,912	131,941
Property, plant and equipment, net	32,262	26,094
Deferred tax assets	4,082	1,065
Goodwill	57,781	57,653
Intangibles, net	57,855	60,849
Other assets	708	114
Total assets	$335,600	$277,716
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,063	$32,072
Accrued expenses	28,612	23,234
Reserve for uncertain tax positions	7,204	8,924
Current portion of long-term debt	3,625	2,790
Current portion of contingent consideration	5,532	6,950
Total current liabilities	87,036	73,970
Line of credit	—	1,500
Long-term debt, less current portion	63,058	43,591
Deferred rent	569	695
Contingent consideration, less current portion	—	5,700
Total liabilities	150,663	125,456
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of December 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value — 90,000 authorized; 37,781 shares issued and 36,891 outstanding as of December 30, 2016; 37,415 shares issued and 37,025 outstanding as of December 31, 2015	37	37
Additional paid-in capital	108,049	102,860
Treasury stock, at cost; 890 common shares as of December 30, 2016 and 390 common shares as of December 31, 2015	(13,754)	(5,807)
Accumulated other comprehensive loss	(2,193)	(1,953)
Retained earnings	92,798	57,123
Total stockholders’ equity	184,937	152,260
Total liabilities and stockholders’ equity	$335,600	$277,716

The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the years ended
	December 30,	December 31,	December 31,
	2016	2015	2014
Sales	$403,077	$366,798	$306,734
Cost of sales	276,689	254,756	212,314
Gross profit	126,388	112,042	94,420
Operating expenses:
Sales and marketing	25,796	23,182	19,192
Research and development	18,459	17,001	13,642
General and administrative	27,693	21,053	17,683
Amortization of purchased intangibles	2,988	8,525	6,424
Fair value adjustment of contingent consideration and acquisition related compensation	5,911	6,937	2,856
Total operating expenses	80,847	76,698	59,797
Income from operations	45,541	35,344	34,623
Other expense, net:
Interest expense	2,088	1,549	999
Other expense (income), net	363	(449)	(693)
Other expense, net	2,451	1,100	306
Income before income taxes	43,090	34,244	34,317
Provision for income taxes	7,415	9,290	6,631
Net income	$35,675	$24,954	$27,686
Earnings per share:
Basic	$0.97	$0.67	$0.75
Diluted	$0.94	$0.66	$0.73
Weighted average shares used to compute earnings per share:
Basic	36,799	36,989	36,756
Diluted	37,801	37,894	37,807
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended
	December 30,	December 31,	December 31,
	2016	2015	2014
Net income	$35,675	$24,954	$27,686
Other comprehensive loss
Foreign currency translation adjustments, net of tax effects	(240)	(1,547)	(391)
Other comprehensive loss	(240)	(1,547)	(391)
Comprehensive income	$35,435	$23,407	$27,295
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount

Balance- December 31, 2013	36,317	$36	—	$—	$87,788	$(15)	$4,483	$92,292
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	800	1	—	—	2,107	—	—	2,108
Excess tax benefit from exercise of stock options	—	—	—	—	2,680	—	—	2,680
Tax benefit from equity issuance costs	—	—	—	—	958	—	—	958
Repurchases of common stock	—	—	39	(571)	—	—	—	(571)
Stock-based compensation expense	—	—	—	—	4,044	—	—	4,044
Foreign currency translation adjustment	—	—	—	—	—	(391)	—	(391)
Net income	—	—	—	—	—	—	27,686	27,686
Balance- December 31, 2014	37,117	37	39	$(571)	$97,577	$(406)	$32,169	$128,806
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	298	—	—	—	(163)	—	—	(163)
Excess tax benefit from exercise of stock options	—	—	—	—	539	—	—	539
Repurchases of common stock	—	—	351	(5,236)	—	—	—	(5,236)
Stock-based compensation expense	—	—	—	—	4,907	—	—	4,907
Foreign currency translation adjustment	—	—	—	—	—	(1,547)	—	(1,547)
Net income	—	—	—	—	—	—	24,954	24,954
Balance- December 31, 2015	37,415	$37	390	$(5,807)	$102,860	$(1,953)	$57,123	$152,260
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	366	—	—	—	(1,034)	—	—	(1,034)
Repurchases of common stock	—	—	500	(7,947)	—	—	—	(7,947)
Stock-based compensation expense	—	—	—	—	6,223	—	—	6,223
Foreign currency translation adjustment	—	—	—	—	—	(240)	—	(240)
Net income	—	—	—	—	—	—	35,675	35,675
Balance- December 30, 2016	37,781	$37	890	$(13,754)	$108,049	$(2,193)	$92,798	$184,937
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended
	December 30,	December 31,	December 31,
	2016	2015	2014

OPERATING ACTIVITIES:
Net income	$35,675	$24,954	$27,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,754	13,063	9,730
Cost of goods on acquired inventory step up	212	812	953
Provision for doubtful accounts	53	75	(18)
Stock-based compensation	6,223	4,907	4,044
Excess tax benefit from exercise of stock options	—	(539)	(2,680)
Tax benefit from equity issuance costs	—	—	(958)
Loss (gain) on disposal of property and equipment	13	54	(27)
Deferred taxes	(3,016)	(4,364)	(5,399)
Amortization of loan fees	258	198	182
Gain on bargain purchase, net of deferred taxes	—	(315)	—
Change in fair value of contingent consideration	(229)	(748)	2,217
Changes in operating assets and liabilities:
Accounts receivable	(17,915)	(5,510)	(635)
Inventory	(2,991)	(11,128)	(2,157)
Income taxes	1,467	(2,389)	2,563
Prepaids and other assets	(2,089)	(1,909)	(2,988)
Accounts payable	9,610	2,138	1,406
Accrued expenses	2,946	10,709	(764)
Deferred rent	(126)	14	(250)
Net cash provided by operating activities	38,845	30,022	32,905
INVESTING ACTIVITIES:
Acquisition of businesses	(198)	(2,414)	(70,938)
Purchases of property and equipment	(12,024)	(10,894)	(4,625)
Acquisition of other assets	—	—	(1,401)
Proceeds from sale of property and equipment	—	145	135
Net cash used in investing activities	(12,222)	(13,163)	(76,829)
FINANCING ACTIVITIES:
Proceeds from line of credit	29,500	37,000	18,600
Payments on line of credit	(12,500)	(35,500)	(26,600)
Payment of contingent consideration liability	(6,889)	(7,854)	—
Proceeds from issuance of debt, net of origination fees of $286	9,222	—	79,556
Repayment of debt	(8,522)	(2,838)	(30,000)
Tax benefit from equity issuance costs	—	—	958
(Repurchases) proceeds from stock compensation, net	(1,034)	(163)	2,108
Excess tax benefit from exercise of stock options	—	539	2,680
Repurchase of common stock	(7,947)	(5,236)	(571)

Net cash provided by (used in) financing activities	1,830	(14,052)	46,731

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(117)	(75)	(278)
CHANGE IN CASH AND CASH EQUIVALENTS	28,336	2,732	2,529
CASH AND CASH EQUIVALENTS—Beginning of year	6,944	4,212	1,683
CASH AND CASH EQUIVALENTS—End of year	$35,280	$6,944	$4,212
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$8,880	$15,928	$9,338
Interest	$1,786	$1,338	$809
Non-cash investing and financing activities:
Refinancing of line of credit to term debt	$18,500	$—	$—
Contingent consideration - acquisition of Sport Truck USA, Inc.	$—	$—	$19,035
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
December 30, 2016
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

Change in Fiscal Year - For fiscal year 2016, the Company has changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the Friday nearest to December 31, effective beginning with the first quarter of 2016. Therefore, the financial results of certain future fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. The Company has made the change in fiscal years on a prospective basis and thus will not revise the Company’s previously reported financial statements as of and for the years ended December 31, 2015 and 2014 or any interim period therein.

This change in fiscal year was identified as a best practice in connection with the Company’s previously disclosed global enterprise resource planning system, which the Company began implementing in May 2015. The Company believes this change will provide numerous benefits, including but not limited to, better alignment with manufacturing scheduling and improved comparability between periods.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP").

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

Foreign currency transaction losses (gains) of $340, $(187), and $(649) for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively, are included as a component of other income or expense.

Cash and Cash Equivalents - Cash consists of cash maintained in a checking account. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
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

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. The Company’s cash is held at several U.S. and non-U.S. financial institutions. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.

The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	December 30,	December 31,
	2016	2015
Customer A	17%	16%
Customer B	14%	8%
During the years ended December 30, 2016, December 31, 2015 and December 31, 2014, Customer A from the table above represented 14%, 12%, and 14% of sales, respectively. No other customers were individually significant in any of these periods.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 34%, 37%, and 44% of its product components for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively, from ten vendors. As of December 30, 2016 and December 31, 2015, amounts due to these vendors represented 19% and 27% of accounts payable, respectively.
Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs, and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.
The following table presents the activity in the allowance for doubtful accounts:

	For the years ended
Allowance for doubtful accounts:	2016	2015	2014
Balance, beginning of year	$407	$348	$366
Add: bad debt expense (benefit)	53	75	(10)
Less: write-offs, net of recoveries	(63)	(16)	(8)
Balance, end of year	$397	$407	$348
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

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
Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful lives of the assets, whichever is shorter. The value assigned to land associated with buildings we own, which is not material, is not amortized. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated useful life

Machine shop equipment	10-15 years
Manufacturing equipment	5-10 years
Information systems, office equipment and furniture	3-5 years
Internal use computer software	10 years
Transportation equipment	5 years
Buildings	39 years
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
Impairment of Long-lived Assets -The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended years ended December 30, 2016, December 31, 2015 and December 31, 2014.
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
December 30, 2016
(in thousands, except per share amounts)

Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. Trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 30, 2016, December 31, 2015 and December 31, 2014.

Self-Insurance - Since January 2015, the Company has been partially self-insured for its U.S. employee health and welfare benefits.  The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims.  The estimates for unpaid claims incurred as of December 30, 2016 and December 31, 2015 are $1,101 and $454 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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
Stock-Based Compensation - The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The Company does not estimate forfeitures in recognizing stock based compensation expense. The fair value of the RSU’s is equal to the fair value of the Company’s common stock on the grant date of the award.
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
December 30, 2016
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
Advertising - Advertising costs are expensed as incurred. Costs incurred for advertising totaled $1,242, $1,532, and $1,012 for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively.
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
Recent Accounting Pronouncements - In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal 2018. The Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company has not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  The Company adopted ASU 2015-03 effective January 1, 2016 on a retrospective basis. As a result, debt issuance costs of $781 have been reclassified from other assets to long-term debt in the December 31, 2015 consolidated balance sheet.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The guidance applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal 2017. The Company does not expect this guidance to have a significant impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than twelve months on the balance sheet. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2019. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. The Company early adopted the guidance effective January 1, 2016. As provided in the guidance, the Company made a policy election to account for forfeitures as they occur rather than on an estimated basis. The policy election and amendments related to the timing of when excess tax benefits are recognized and their recognition in the income tax provision were applied utilizing the modified retrospective transition method. The impact of the forfeiture policy election on the results of operations and opening equity was immaterial. The Company elected to adopt the amendments related to the presentation of excess tax benefits on the statement of cash flows using a prospective transition method. Accordingly, cash flows for the years December 31, 2015 and 2014 have not been adjusted.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain transactions, including but not limited to contingent consideration payments made after a business combination and debt prepayment and extinguishment costs in the cash flow statement. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2019. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides more guidance to an entity when they are assessing if transactions should be accounted for as acquisitions of assets or businesses. The clarification of the definition of a business impacts various areas of accounting such as acquisitions, disposals, goodwill, and consolidations. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
Other accounting standards updates effective after December 30, 2016, are not expected to have a material effect on the Company’s financial position, annual results of operations or cash flows.
Reclassifications - As a result of the Company's adoption of ASU 2015-03, debt issuance costs have been reclassified from other assets to long-term debt in the December 31, 2015 consolidated balance sheet. Additionally, income taxes receivable have been reclassified from other current assets to income taxes in the statement of cash flows for the year ended December 31, 2015. There was no impact on net cash provided by operating activities.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

2. Inventory
Inventory consisted of the following:

	December 30,	December 31,
	2016	2015
Raw materials	$46,679	$43,468
Work-in-process	1,929	1,921
Finished goods	22,635	22,813
Total inventory	$71,243	$68,202
3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 30,	December 31,
	2016	2015
Machinery and manufacturing equipment	$28,752	$22,488
Information systems, office equipment and furniture	7,449	7,128
Internal use computer software	5,337	2,701
Transportation equipment	2,531	2,243
Building and land	4,358	3,469
Leasehold improvements	8,083	6,970
Total	56,510	44,999
Less: accumulated depreciation and amortization	(24,248)	(18,905)
Property, plant and equipment, net	$32,262	$26,094
Depreciation expense was $5,766, $4,538, and $3,306 for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively, including $254, $0, and $0 of internal use software amortization for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

4. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 30, 2016:
Customer relationships	$38,990	$(15,548)	$23,442	12
Core technology	33,400	(32,717)	683	8
Patents	1,335	(1,176)	159	4
Total	$73,725	$(49,441)	24,284
Trademarks and brands, not subject to amortization			33,571
Total			$57,855
December 31, 2015:
Customer relationships	$39,004	$(13,013)	$25,991	13
Core technology	33,400	(32,559)	841	8
Patents	1,335	(889)	446	4
Total	$73,739	$(46,461)	27,278
Trademarks and brands, not subject to amortization			33,571
Total			$60,849

	For the years ended
	2016	2015	2014
Amortization of intangibles	$2,988	$8,525	$6,424
The Company acquired intangible assets in conjunction with acquisitions. The company recorded valuation adjustments during the year ended December 30, 2016, as more fully described in Note 15 - Acquisitions. The acquired definite lived assets will be amortized on a straight-line basis.

Goodwill activity consisted of the following:
Balance as of December 31, 2015	$57,653
Acquisitions - Refer to Note 15, Acquisitions	148
Currency translation and other adjustments	(20)
Balance as of December 30, 2016	$57,781
Future amortization expense for finite-lived intangibles as of December 30, 2016 is as follows:

For fiscal year:	Amortization Expense
2017	$2,770
2018	2,770
2019	2,699
2020	2,015
2021	1,913
Thereafter	12,117
Total expected future amortization	$24,284

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

5. Accrued Expenses
Accrued expenses consisted of the following:

	December 30,	December 31,
	2016	2015
Payroll and related expenses	$10,717	$8,143
Management earn-out related to Race Face/Easton (Note 8)	6,421	7,242
Warranty	4,593	3,914
Income tax payable	4,490	1,949
Other accrued expenses	2,391	1,986
Total	$28,612	$23,234
Activity related to warranties is as follows:

	For the years ended
	2016	2015	2014
Beginning warranty liability	$3,914	$4,215	$3,857
Charge to cost of sales	4,833	3,616	4,381
Fair value of warranty assumed in acquisition	—	—	382
Costs incurred	(4,154)	(3,917)	(4,405)
Ending warranty liability	$4,593	$3,914	$4,215

6. Related Party Transactions
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. Fees paid for services provided for compliance associated with our fiscal 2015 financial statements were approximately $135, including $72 expensed in the twelve months ended December 30, 2016. This agreement expired upon completion of the services related to fiscal 2015.
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Mr. Fox. Rent expense under this lease was $837, $1,203 and $1,186 for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index. See Note 8 - Commitments and Contingencies for a summary of the future minimum lease payments under this operating lease.
7. Debt
Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders which has been periodically amended and restated; the last restatement occurring on May 11, 2016 and further amended on August 11, 2016 (as most recently amended and restated, the “Second Amended and Restated Credit Facility”). The Second Amended and Restated Credit Facility, which matures on May 11, 2021, provides a revolving line of credit and a maturing secured term loan with a refinanced principal balance of $75,000, as a result of a May 2016 amendment and restatement. The term loan is subject to quarterly amortization payments.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At December 30, 2016, the one month LIBOR and prime rates were 0.77% and 3.75%, respectively. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 30, 2016.
The following table summarizes the line of credit under the Amended and Restated 2013 Credit Facility and the 2013 Credit Facility:

	December 30,	December 31,
	2016	2015
Amount outstanding	$—	$1,500
Available borrowing capacity	$100,000	$58,500
Maximum borrowing capacity	$100,000	$60,000
Maturity date	May 11, 2021
As of December 30, 2016, future principal payments for the Term Loan, including the current portion, are summarized as follows:

For fiscal year:
2017	$3,750
2018	5,156
2019	5,625
2020	7,031
2021	45,625
Total	67,187
Debt issuance cost	(504)
Long-term debt, net of issuance cost	66,683
Less: current portion	(3,625)
Long-term debt less current portion	$63,058

8. Commitments and Contingencies
Operating Leases - The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $4,819, $4,611, and $3,214 for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively. See Note 6 - Related Party Transactions for additional information on related party operating leases.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

Approximate remaining future minimum lease payments under these operating leases as of December 30, 2016, are as follows:

For fiscal year:	Third party future payments	Related party future payments	Total future payments
2017	$4,184	$715	$4,899
2018	3,874	715	4,589
2019	2,891	715	3,606
2020	2,362	358	2,720
2021	982	—	982
	$14,293	$2,503	$16,796
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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The suit alleges patent infringement of U.S. Patent number 9,182,027 and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That suit alleges patent infringement of U.S patent number 9,291,250. The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for an Inter-parties Review of the US Patent 9,182,027 and for a Post Grant Review of the U. S. Patent 9,291,250.
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
The Company and SRAM have been in discussions and mediation regarding these matters. The SRAM lawsuits against the Company have been stayed by the Court in Illinois pending a PTAB determination in the Company filed SRAM patent reviews. Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts.  Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.
The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Other Commitments - In connection with the acquisition of a business, the Company is committed to make additional consideration payments in 2017 of approximately $5,532, based upon the achievement of certain 2016 financial performance goals. See Note 12 - Fair Value Measurements. Additionally, in connection with another business acquisition, the Company is committed to pay $7,797 in Canadian dollar denominated acquisition related compensation in 2017, contingent upon continued employment. The compensation obligation is recognized in the accompanying consolidated statements of income as acquisition related compensation expense as services are performed.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

9. Stockholders' Equity
Secondary Stock Offerings and Share Repurchase Program
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
In February, 2016, the Company's Board of Directors authorized the Company's 2016 stock repurchase program (the "2016 Repurchase Program"), permitting repurchases of up to an aggregate of $40,000 in shares of common stock. The plan expires on December 31, 2017, unless extended by the Company's Board of Directors. Shares of common stock repurchased under this program are accounted for as treasury stock under the cost method.
In March 2016, Compass sold 2,500 shares of the Company's common stock at a price of $15.895 per share, less underwriting discounts and commissions, in a secondary public offering. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. Concurrently, pursuant to the 2016 Repurchase Program and a stock repurchase agreement between Compass and the Company, the Company repurchased 500 shares of its common stock held by Compass for a total of $7,947.
In August 2016, selling stockholders, including Compass, sold 4,025 shares of the Company's common stock at a price of $18.00 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold include 525 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders.
In November, 2016, the Company closed another secondary offering, whereby the selling stockholders, including Compass, sold an additional 4,025 shares of the Company's common stock at a price of $20.51 per share, less underwriting discounts and commissions. The total shares sold include 525 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders.
The Company incurred approximately $617, $225, and $469 of expenses in connection with the secondary offerings during the fiscal years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively, including costs incurred in connection with its 2015 shelf registration statement on Form S-3.
At December 30, 2016, $32,052 remains available for repurchase under the 2016 Repurchase Program. The Company has repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015.
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
The equity incentive plans are administered by the Compensation Committee of the board of directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 30, 2016, there were 4,484 shares reserved for issuance under the Company's equity incentive plans and 2,223 shares available for grant under the 2013 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the years ended December 30, 2016, December 31, 2015 and December 31, 2014 was $6,223, $4,907 and $4,044, respectively, of which $5,977, $4,576 and $3,401, respectively, related to RSUs and $246, $331 and $643, respectively, related to stock options.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	2016	2015	2014
Cost of sales	$139	$82	$43
Sales and marketing	598	430	279
Research and development	357	178	88
General and administrative	5,129	4,217	3,634
Total	$6,223	$4,907	$4,044
Stock-based compensation expense capitalized to inventory was not material for the years ended December 30, 2016, December 31, 2015 and December 31, 2014. Tax benefits related to stock-based compensation were approximately $2,178, $1,717, and $1,401 for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively. Excess tax benefits of $935 were recognized as a component of income tax expense for the year ended December 30, 2016. Excess tax benefits of $539 and $2,680 were recognized as a credit to additional paid-in-capital for the years ended December 31, 2015 and December 31, 2014, respectively.
Restricted Stock Units
The Company grants both time-based and performance-based stock awards which also include a time-based vesting feature. Compensation expense for time-based stock awards is measured at the grant date based on the closing market price of the Company's common stock, and recognized ratably over the vesting period.
On September 2, 2014, the Company and certain of its officers agreed to amend certain existing award agreements, thereby canceling the 15 existing RSU time-based awards and reissuing such awards in tranches that are subject to both time and performance-based vesting conditions, allowing the Company to ensure the tax deductibility of the RSU expense as 162(m) performance-based compensation. The cancellation and replacement was accounted for as a modification. Compensation expense for the modified awards is based on the original grant-date closing market price of the Company's common stock. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. Assuming performance goals are achieved, the Company does not expect to record incremental stock-based compensation expense as a result of the modification. The recognition of compensation expense associated with performance-based stock awards requires defined criteria for assessing achievement and judgment in assessing the probability of meeting the performance goals.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2013	516	$17.53
Granted	783	17.30
Canceled	(386)	17.52
Vested	(133)	17.53
Unvested at December 31, 2014	780	17.30
Granted	246	16.60
Canceled	(19)	16.93
Vested	(234)	17.36
Unvested at December 31, 2015	773	17.07
Granted	341	15.84
Canceled	(15)	17.83
Vested	(288)	17.16
Unvested at December 30, 2016	811	$16.53

The fair value of vested RSUs was $5,122, $3,731 and $2,020 for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively. As of December 30, 2016, the Company had approximately $9,936 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.29 years.

Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2013	2,511	$4.88	8	$32,001
Options exercised	(711)	3.90		8,963
Options forfeited	(58)	5.75
Balance at December 31, 2014	1,742	5.25	7	19,136
Options exercised	(99)	3.99		1,332
Balance at December 31, 2015	1,643	5.32	6	18,414
Options exercised	(193)	5.30		2,767
Balance at December 30, 2016	1,450	5.33	5	32,528
Options vested and expected to vest - December 30, 2016	1,450	5.33	5	32,528
Options exercisable - December 30, 2016	1,337	$5.29	5	$30,025

Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on Nasdaq and the exercise price of outstanding, in-the-money options. The fair value of options vested during the year ended December 30, 2016 was $295. As of December 30, 2016, the Company had approximately $116 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 0.70 years.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

During the years ended December 30, 2016, December 31, 2015 and December 31, 2014, 193, 99, and 711 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $1,000, $396, and $2,770 respectively.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the years ended
	2016	2015	2014
Net income	$35,675	$24,954	$27,686

Weighted average shares used to compute basic earnings per share	36,799	36,989	36,756
Dilutive effect of employee stock plans	1,002	905	1,051
Weighted average shares used to compute diluted earnings per share	37,801	37,894	37,807
Earnings per share:
Basic	$0.97	$0.67	$0.75
Diluted	$0.94	$0.66	$0.73
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended December 30, 2016, December 31, 2015 and December 31, 2014, as none of these shares would have been antidilutive.
11. Income Taxes

The components of income tax expense are as follows:

	For the years ended
	2016	2015	2014
Current:
Federal	$5,710	$11,468	$15,122
State	(1,287)	(22)	(3,772)
Foreign	6,008	2,208	680
Total	10,431	13,654	12,030
Deferred:
Federal	(1,729)	(3,751)	(5,016)
State	(1,156)	(613)	(383)
Foreign	(131)	—	—
Total	(3,016)	(4,364)	(5,399)
Total provision	$7,415	$9,290	$6,631

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the years ended
	2016	2015	2014
United States	$22,348	$24,308	$27,162
Foreign	20,742	9,936	7,155
	$43,090	$34,244	$34,317

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the years ended
	2016	2015	2014
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0	2.2	1.5
Foreign rate differential	(9.4)	—	—
Change in liability for unrecognized tax benefits	(4.9)	(2.8)	(4.0)
Research and development tax credit	(2.0)	(2.9)	(0.8)
Stock-based compensation	(2.0)	(0.1)	(0.1)
California business development tax credit	(1.1)	—	—
Reapportionment benefit	—	(0.1)	(11.8)
Manufacturing deduction	—	(2.0)	(2.7)
Other	0.6	(2.2)	2.2
Total provision	17.2%	27.1%	19.3%

Effective January 1, 2016, the Company sold the net assets of its Taiwan branch operations and its shares of Fox Factory IP Holding Corp. to Fox Factory Switzerland GmbH (“Fox Switzerland”). The Company’s Taiwan operations were as a result, organized as a branch of Fox Switzerland. Fox Switzerland and its Taiwan branch own a portion and license the remainder of the Company’s non-US intangible property and generate earnings that are not subject to US income taxes so long as they are permanently invested outside the US. Under ASC 740-30, the Company has not recorded a deferred tax liability of approximately $3,748 related to the US federal and state income taxes on approximately $20,821 of permanently reinvested unremitted earnings of Fox Switzerland. The Company considers the following matters, among others, in evaluating its plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through royalty remittances and intercompany loans created in the licensing and transfer of assets to Fox Switzerland; (iii) the tax consequences of any decision to reinvest the earnings of Fox Switzerland, including any changes in US tax law relating to the treatment of these unremitted earnings; and (iv) any US and foreign government programs or regulations relating to the repatriation of these unremitted earnings. If unremitted earnings are no longer permanently reinvested, the Company would need to adjust the income tax provision in the period management makes such determination.
The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentive was not material to the Company's income tax provision for the year ended December 30, 2016.
On February 3, 2015, the Company announced that it had been awarded a four-year, $1,700 tax credit from the State of California, subject to certain in-state growth requirements. The Company will evaluate the requirements in each of the eligible years and realize the benefits of the credit if conditions are met. For the year ended December 30, 2016, the Company met requirements to recognize a benefit of $750, or $488 net of federal income tax.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

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

The following table presents the significant components of the Company’s deferred tax assets and liabilities:

	December 30,	December 31,
	2016	2015
Deferred tax assets:
Inventory	$3,174	$3,615
Accrued liabilities	2,384	2,022
Stock-based compensation	2,043	1,732
Foreign tax credits	2,128	—
Research and development tax credits	1,244	—
Allowance for doubtful accounts	212	182
Other	529	828
Total deferred tax asset	11,714	8,379
Deferred tax liabilities:
Depreciation	(5,707)	(3,856)
Intangible assets	(1,769)	(2,033)
State income taxes	(41)	(1,312)
Prepaid expenses	(115)	(113)
Total deferred tax liability	(7,632)	(7,314)
Net deferred tax asset	$4,082	$1,065

As of December 30, 2016, the Company had foreign tax credit of $2,182 which begins to expire in 2025, unless previously utilized, and a foreign net operating loss carryforward of $252 which does not expire. The Company also had federal and state research credits of approximately $455 and $1,496. The federal research credits begin to expire in 2036 unless previously utilized, and the state research credits do not expire.
The following table summarizes the activity related to the Company's unrecognized tax benefits:

	For the years ended
	2016	2015	2014
Balance - beginning of period	$8,924	$7,785	$7,796
Increase related to current year tax positions	1,828	1,878	1,988
(Decrease) increase related to prior year tax positions	(1,193)	584	—
Decrease due to expiration of statute of limitations	(2,119)	(1,323)	(1,489)
Decrease due to change in estimated state tax rate	—	—	(510)
Balance - end of period	$7,440	$8,924	$7,785

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

As of December 30, 2016, the Company had $7,440 of unrecognized tax benefits, of which approximately $6,011, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months due to statute expiration. Specific positions that may be resolved include issues involving the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008. As a result, unrecognized tax benefits at December 30, 2016 could be reduced by approximately $1,516 in the next twelve months.
As of December 30, 2016 and December 31, 2015, the Company had approximately $193 and $267, respectively, of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.
The Company's federal tax returns for 2013 and forward, state tax returns for 2012 and forward, and foreign tax returns from 2014 and forward are subject to examination by tax authorities.
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
As of December 30, 2016 and December 31, 2015, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of December 30, 2016 the Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility.
The Company measures its contingent consideration liability arising from the acquisition of Sport Truck using Level 3 unobservable inputs (see Note 15 - Acquisitions). The contingent consideration liability is associated with the achievement of adjusted EBITDA targets, and is estimated at each balance sheet date by considering among other factors, results of completed periods and the Company's most recent financial projection for future periods subject to earn-out payments.  The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying consolidated statement of income for the year ended December 30, 2016.
The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 31, 2015	$12,650
Change in fair value	(229)
Payment of contingent liability	(6,889)
Balance at December 30, 2016	$5,532

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 30, 2016, December 31, 2015 and December 31, 2014.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

13. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company made matching contributions of $373, $298, and $233 for each of the years ended December 30, 2016, December 31, 2015 and December 31, 2014, respectively.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the years ended
	2016	2015	2014
United States	$187,539	$163,126	$128,297
Asia	100,999	101,947	88,069
Europe	76,999	71,941	66,876
Rest of the World	37,540	29,784	23,492
Total sales	$403,077	$366,798	$306,734
The Company’s long-lived assets by geographic location are as follows:

	December 30,	December 31,
	2016	2015
United States	$29,344	$23,241
International	2,918	2,853
Total long-lived assets	$32,262	$26,094

The following table summarizes total sales by product category:

	For the years ended
	2016	2015	2014
Bikes	$226,686	$211,704	$179,192
Power vehicles	176,391	155,094	127,542
Total sales	$403,077	$366,798	$306,734

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

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
The Company agreed to total contingent consideration of up to $29,295 upon achievement of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") targets of the acquired business through 2016, subject to adjustments defined in the asset purchase agreement. The estimated acquisition date fair value of the contingent consideration was $19,035. As of December 30, 2016, $14,743 of contingent consideration has been paid under this arrangement and $5,532 is expected to be paid in 2017. See Note 12 - Fair Value Measurements. Total purchase consideration was $60,278, of which $13,046, $35,270 and $11,962 was allocated to net tangible assets, intangible assets and goodwill, respectively. The goodwill is deductible for income tax purposes.
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
Race Face Performance and Easton Cycling Businesses
On December 12, 2014, the Company acquired certain assets and assumed certain liabilities of Race Face/Easton. In connection with the acquisition, the Company paid approximately $29,857. The acquisition was financed with debt and included an earn-out opportunity of up to $19.5 million Canadian Dollars, contingent upon continued employment and the achievement of certain performance-based financial targets through October 2016. In November 2015, the Company entered into a Second Amendment to Asset Purchase Agreement for Race Face/Easton, which guaranteed the earn-out payable in 2016 and 2017, subject to conditions including continued employment.
The Company incurred $1,142 of transaction costs in conjunction with the Race Face/Easton acquisition, which is included in general and administrative expense in the accompanying consolidated statement of income for the year ended December 31, 2014. Additional costs of $166 were incurred in association with financing the transaction and are included in loan fees. See Note 7 - Debt. Goodwill acquired is expected to be deductible for income tax purposes.
Other Acquisitions
The Company completed the following business acquisitions in the years ended December 30, 2016 and December 31, 2015, none of which were material to the Company's financial statements:
In January 2015, the Company, through certain of its subsidiaries, acquired certain specified assets of a machine shop in Spring Arbor, Michigan. The Company paid cash of $765. Based on the allocation of the purchase price to the assets acquired and liabilities assumed, the Company recorded goodwill of $567 which represents the strategic fit with the Company's operations.
In November 2015, the Company, through certain of its subsidiaries, acquired certain specified assets of Marzocchi’s mountain bike product lines. The Company paid cash of $1,649. Based on the allocation of the purchase price to the assets acquired and liabilities assumed, the Company recorded a gain of $315, net of tax, to reflect the excess of the fair value acquired over the consideration paid which is included in other expense (income), net, in the statement of income for the period ended December 31, 2015.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 30, 2016
(in thousands, except per share amounts)

In 2016, the Company acquired certain specified assets of two businesses for cash consideration of $198, of which $48 and $148 were allocated to net tangible assets and goodwill, respectively.

16. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2016 and 2015 is as follows:

	Quarter Ended
	Dec 30,	Sep 30,	Ju1 1,	Apr 1,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Sales	$111,555	$109,011	$102,294	$80,217	$95,668	$106,171	$97,171	$67,788
Gross profit	34,057	34,886	32,327	25,118	28,605	34,786	29,868	18,783
Income from operations	13,483	15,086	11,278	5,694	9,447	13,821	10,537	1,539
Net income	9,812	13,684	8,917	3,262	6,830	10,591	6,763	770
Earnings per share:
Basic	$0.27	$0.37	$0.24	$0.09	$0.18	$0.29	$0.18	$0.02
Diluted	$0.26	$0.36	$0.24	$0.09	$0.18	$0.28	$0.18	$0.02