Form 10-Q
period 2017-03-31
FOX FACTORY HOLDING CORP
filed 2017-05-03
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 37,252,334 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 30,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,991	$35,280
Accounts receivable (net of allowances of $431 and $397 at March 31, 2017 and December 30, 2016, respectively)	50,393	61,617
Inventory	79,489	71,243
Prepaids and other current assets	16,706	14,772
Total current assets	189,579	182,912
Property, plant and equipment, net	33,498	32,262
Deferred tax assets	6,499	4,082
Goodwill	57,789	57,781
Intangibles, net	57,216	57,855
Other assets	669	708
Total assets	$345,250	$335,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,696	$36,240
Accrued expenses	24,799	34,435
Reserve for uncertain tax positions	7,550	7,204
Current portion of long-term debt	3,626	3,625
Current portion of contingent consideration	5,382	5,532
Total current liabilities	82,053	87,036
Long-term debt, less current portion	62,151	63,058
Deferred rent	541	569
Total liabilities	144,745	150,663
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized; no shares issued or outstanding as of March 31, 2017 and December 30, 2016	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,122 shares issued and 37,232 outstanding as of March 31, 2017; 37,781 shares issued and 36,891 outstanding as of December 30, 2016	37	37
Additional paid-in capital	111,837	108,049
Treasury stock, at cost; 890 common shares as of March 31, 2017 and December 30, 2016	(13,754)	(13,754)
Accumulated other comprehensive loss	(941)	(2,193)
Retained earnings	103,326	92,798
Total stockholders’ equity	200,505	184,937
Total liabilities and stockholders’ equity	$345,250	$335,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended
	March 31, 2017	April 1, 2016
Sales	$106,330	$80,217
Cost of sales	72,616	55,099
Gross profit	33,714	25,118
Operating expenses:
Sales and marketing	6,592	6,553
Research and development	4,482	4,392
General and administrative	8,081	5,921
Amortization of purchased intangibles	695	795
Fair value adjustment of contingent consideration and acquisition-related compensation	1,447	1,763
Total operating expenses	21,297	19,424
Income from operations	12,417	5,694
Other expense, net:
Interest expense	588	383
Other expense, net	545	904
Other expense, net	1,133	1,287
Income before income taxes	11,284	4,407
Provision for income taxes	756	1,145
Net income	$10,528	$3,262
Earnings per share:
Basic	$0.28	$0.09
Diluted	$0.27	$0.09
Weighted average shares used to compute earnings per share:
Basic	37,135	36,935
Diluted	38,562	37,859
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended
	March 31, 2017	April 1, 2016
Net income	$10,528	$3,262
Other comprehensive loss:
Foreign currency translation adjustments, net of tax effects	1,252	834
Other comprehensive loss	1,252	834
Comprehensive income	$11,780	$4,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended
	March 31, 2017	April 1, 2016
OPERATING ACTIVITIES:
Net income	$10,528	$3,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,405	2,076
Stock-based compensation	1,909	1,381
Deferred taxes	(2,399)	(1,476)
Change in fair value of contingent consideration	(150)	239
Cost of goods on acquired inventory step up	—	53
Changes in operating assets and liabilities:
Accounts receivable	12,480	10,069
Inventory	(7,499)	(6,403)
Income taxes payable	(1,793)	(2,070)
Prepaids and other assets	(411)	(946)
Accounts payable	3,535	7,463
Accrued expenses and deferred rent	(9,396)	(8,452)
Net cash provided by operating activities	9,209	5,196
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,726)	(4,354)
Purchase of intangible assets	(54)	—
Net cash used in investing activities	(2,780)	(4,354)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	16,000
Payments on line of credit	—	(6,000)
Repurchase of common stock	—	(7,948)
Repayment of debt	(937)	(709)
Proceeds from stock compensation, net	1,878	36
Net cash provided by financing activities	941	1,379
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	341	99
CHANGE IN CASH AND CASH EQUIVALENTS	7,711	2,320
CASH AND CASH EQUIVALENTS—Beginning of period	35,280	6,944
CASH AND CASH EQUIVALENTS—End of period	$42,991	$9,264

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,937	$4,300
Interest	$512	$310
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs and manufactures performance-defining ride dynamics products primarily for bicycles, on-road and off-road vehicles and trucks, side-by-side vehicles, all-terrain vehicles, snowmobiles, specialty vehicles and applications, and motorcycles. The Company is a direct supplier to leading power vehicle original equipment manufacturers ("OEMs"). Additionally, the Company supplies top bicycle OEMs and their contract manufacturers, and provides aftermarket products to retailers and distributors.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its wholly owned operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("US") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results expected for the full year ending.
The Company operates on a 52-53 week fiscal calendar. For 2017 and 2016, the Company's fiscal year will end or has ended on December 29, 2017 and December 30, 2016, respectively. The three month periods ended March 31, 2017 and April 1, 2016 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Fair Value Measurements - The Company uses the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed by the Company in one of the following three categories:
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

The carrying amount of the Company's financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.
Recent Accounting Pronouncements - In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company has not yet selected a transition method nor has it determined the impact of the new standard on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The guidance applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 at the beginning of fiscal year 2017. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain transactions, including, but not limited to, contingent consideration payments made after a business combination and debt prepayment and extinguishment costs in the cash flow statement. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra entity transfers of assets other than inventory. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides more guidance to an entity when they are assessing if transactions should be accounted for as acquisitions of assets or businesses. The clarification of the definition of a business impacts various areas of accounting such as acquisitions, disposals, goodwill, and consolidations. This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill impairment, which removes the second step of the goodwill impairment test that would currently require the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Under ASU 2017-04, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value. The Company adopted ASU 2017-04 effective for goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-14 did not have a material impact on the Company's consolidated financial statements.

Reclassifications - Certain non-vendor liabilities have been reclassified from accounts payable to accrued expenses in the December 30, 2016 condensed consolidated balance sheet and the condensed consolidated statement of cash flows for the three months ended April 1, 2016 in order to more accurately reflect the nature of the liability on a basis consistent with financial statements as of and for the period ended March 31, 2017.
2. Inventory
Inventory consisted of the following:

	March 31,	December 30,
	2017	2016
Raw materials	$51,758	$46,679
Work-in-process	3,068	1,929
Finished goods	24,663	22,635
Total inventory	$79,489	$71,243

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	March 31,	December 30,
	2017	2016
Machinery and manufacturing equipment	$29,992	$28,752
Information systems, office equipment and furniture	7,564	7,449
Internal use computer software	5,802	5,337
Transportation equipment	2,817	2,531
Building and land	4,358	4,358
Leasehold improvements	8,969	8,083
Total	59,502	56,510
Less: accumulated depreciation and amortization	(26,004)	(24,248)
Property, plant and equipment, net	$33,498	$32,262

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Accrued Expenses
Accrued expenses consisted of the following:

	March 31,	December 30,
	2017	2016
Payroll and related expenses	$6,975	$10,717
Management earn-out	—	6,421
Warranty	5,007	4,593
Income tax payable	3,882	4,490
Other accrued expenses	8,935	8,214
Total	$24,799	$34,435
Activity related to warranties is as follows:

	For the three months ended
	March 31, 2017	April 1, 2016
Beginning warranty liability	$4,593	$3,914
Charge to cost of sales	1,279	858
Costs incurred	(865)	(904)
Ending warranty liability	$5,007	$3,868

5. Debt
Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders which has been periodically amended and restated; the last restatement occurred on May 11, 2016 and was further amended on August 11, 2016 (as most recently amended and restated, the “Second Amended and Restated Credit Facility”). The Second Amended and Restated Credit Facility, which matures on May 11, 2021, provides a revolving line of credit and a maturing secured term loan with a refinanced principal balance of $75,000. The term loan is subject to quarterly amortization payments.
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At March 31, 2017, our weighted average interest rate on outstanding borrowings was 2.88%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 31, 2017.
The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	March 31,	December 30,
	2017	2016
Amount outstanding	$—	$—
Available borrowing capacity	$100,000	$100,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

As of March 31, 2017, future principal payments for long-term debt, including the current portion, are summarized as follows:

For fiscal year:
2017 (remaining nine months)	$2,812
2018	5,156
2019	5,625
2020	7,031
2021	45,625
Total	66,249
Debt issuance cost	(472)
Long-term debt, net of issuance cost	65,777
Less: current portion	(3,626)
Long-term debt less current portion	$62,151
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

Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S patent number 9,291,250 ("'250 Patent"). The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for three separate Interparties Reviews ("IPR") of the '027 Patent and for a Post Grant Review ("PGR") of the '250 Patent. Two of the three Company-filed IPRs have been instituted for trial by the PTAB and the third is pending decision. In addition to instituting the Company’s IPR Petitions, the PTAB stayed a third party ex-parte re-exam of SRAM’s ‘027 Patent. The PGR has been denied institution by the PTAB based on its interpretation of the '250 Patent filing date versus the America Invents Act effectivity date. In its denial opinion, the PTAB preserved the Company’s prior art grounds for subject patent invalidity as stated within the PGR petition. The Company intends to file an IPR Petition asserting prior art invalidity grounds against the ‘250 Patent.

In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company-owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging SRAM’s infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company and SRAM have been in discussions and mediation regarding these matters. The SRAM lawsuits against the Company have been stayed by the Court in Illinois pending a PTAB determination in the Company filed SRAM patent reviews. Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the condensed consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.

The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other Commitments - In connection with the acquisition of businesses, the Company is committed to make additional payments in 2017 of approximately $5,382, based upon the achievement of certain 2016 financial performance goals. See Note 7 - Fair Value Measurements. Additionally, in 2017, the Company paid $7,898 ($10,500 Canadian dollars) for acquisition related compensation, associated with another business combination. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the SEC on March 1, 2017.

7. Fair Value Measurements
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	March 31, 2017				December 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,000	$—	$—	$10,000	$—	$—	$—	$—
Total assets measured at fair value	$10,000	$—	$—	$10,000	$—	$—	$—	$—
Liabilities:
Credit facility	$—	$65,777	$—	$65,777	$—	$66,683	$—	$66,683
Contingent consideration	—	—	5,382	5,382	—	—	5,532	5,532
Total liabilities measured at fair value	$—	$65,777	$5,382	$71,159	$—	$66,683	$5,532	$72,215

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the three month period ended March 31, 2017 and the twelve month period ended December 30, 2016.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in money market accounts and certificates of deposit.
The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of March 31, 2017 and December 30, 2016, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
The Company measured its contingent consideration liability arising from a prior acquisition using Level 3 inputs not observed in the market. The contingent consideration liability is associated with the achievement of adjusted EBITDA targets, and is estimated at each balance sheet date by considering among other factors, the acquired company's projected or actual results. The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income for the three months ended March 31, 2017.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 30, 2016	$5,532
Change in fair value	(150)
Balance at March 31, 2017	$5,382

8. Stockholders' Equity

Share Repurchase Program and Secondary Stock Offerings
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
In March 2016, Compass Group Diversified Holdings LLC ("Compass") sold 2,500 shares of the Company's common stock at a price of $15.895 per share, less underwriting discounts and commissions, in a secondary public offering. The Company did not sell shares or receive any proceeds from the sales of shares by Compass. Concurrently, pursuant to the 2016 Repurchase Program and a stock repurchase agreement between Compass and the Company, the Company repurchased 500 shares of its common stock held by Compass for a total of $7,947.
In August 2016, selling stockholders, including Compass, sold 4,025 shares of the Company's common stock at a price of $18.00 per share, less underwriting discounts and commissions, in a secondary public offering. The total shares sold included 525 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders.
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
In March, 2017, the Company closed another secondary offering, whereby the selling stockholders, including Compass, sold an additional 5,574 shares of the Company's common stock at a price of $26.65 per share, less underwriting discounts and commissions. The total shares sold include 466 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. As a result of the March 2017 secondary offering, Compass no longer holds any equity interest in the Company.
The Company incurred approximately $113 and $249 of expenses in connection with the secondary offerings during the three months ended March 31, 2017 and April 1, 2016, respectively.
At March 31, 2017, $32,052 remains available for repurchase under the 2016 Repurchase Program. The Company has repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of income:

	For the three months ended
	March 31, 2017	April 1, 2016
Cost of sales	$33	$31
Sales and marketing	148	126
Research and development	112	70
General and administrative	1,616	1,154
Total	$1,909	$1,381

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the three months ended March 31, 2017.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2016	811	$16.53
Granted	250	$27.00
Forfeited	(10)	$14.41
Vested	(2)	$17.37
Unvested at March 31, 2017	1,049	$19.05
During the three months ended March 31, 2017, 338 shares of common stock were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $1,878.  Options to purchase 14 and 9 shares of common stock were expired and forfeited, respectively, during the three months ended March 31, 2017.

As of March 31, 2017, the Company had approximately $14,709 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.49 years. Additionally, as of March 31, 2017, the Company had approximately $55 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 0.51 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

9. Income Taxes

	For the three months ended
	March 31, 2017	April 1, 2016
Provision for income taxes	$756	$1,145
Effective tax rates	6.7%	26.0%

Under ASC 740-30, the Company is not required to accrue US income taxes on permanently reinvested unremitted earnings of Fox Switzerland and its Taiwan branch. The Company considers the following matters, among others, in evaluating its plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through royalty remittances and intercompany loans created in the licensing and transfer of assets to Fox Switzerland; (iii) the tax consequences of any decision to reinvest the earnings of Fox Switzerland, including any changes in US tax law relating to the treatment of these unremitted earnings; and (iv) any US and foreign government programs or regulations relating to the repatriation of these unremitted earnings. If unremitted earnings are no longer permanently reinvested, the Company would need to adjust the income tax provision in the period management makes such determination.

For the three months ended March 31, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates on permanently reinvested earnings of the Company's foreign subsidiaries and $2,427 from excess benefits related to the exercise of stock options. These benefits were partially offset by state taxes and the impact of non-deductible costs.

For the three months ended April 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign rates on permanently reinvested earnings of the Company's foreign subsidiaries, tax credits, and the domestic production activity benefit. These benefits were partially offset by state taxes.

The Company's federal tax returns for 2013 forward, state tax returns for 2012 forward, and foreign tax returns from 2014 forward are subject to examination by tax authorities.

The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three months ended March 31, 2017 or April 1, 2016.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended
	March 31, 2017	April 1, 2016
Net income	$10,528	$3,262
Weighted average shares used to compute basic earnings per share	37,135	36,935
Dilutive effect of employee stock plans	1,427	924
Weighted average shares used to compute diluted earnings per share	38,562	37,859
Earnings per share:
Basic	$0.28	$0.09
Diluted	$0.27	$0.09
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three months ended March 31, 2017 and April 1, 2016, as none of these shares would have been antidilutive.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	March 31, 2017	April 1, 2016
North America	$63,805	$44,176
Asia	20,352	15,637
Europe	20,453	19,644
Rest of the world	1,720	760
Total sales	$106,330	$80,217
The following table summarizes total sales by product category:

	For the three months ended
	March 31, 2017	April 1, 2016
Bikes	$52,275	$45,114
Power vehicles	54,055	35,103
Total sales	$106,330	$80,217

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company’s long-lived assets by geographic location are as follows:

	March 31,	December 30,
	2017	2016
United States	$29,894	$29,344
International	3,604	2,918
Total long-lived assets	$33,498	$32,262

12. Related Party Agreements
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as amended. Fees paid for services provided for compliance associated with the audit of our fiscal 2015 financial statements were approximately $135, including $72 expensed in the quarter ended April 1, 2016.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Mr. Robert Fox. Rent expense under this lease was $179 and $301 for the three months ended March 31, 2017 and April 1, 2016, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the Securities and Exchange Commission ("SEC") on March 1, 2017 (our "2017 Annual Report") and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
Unless stated otherwise or as the context otherwise requires, the terms “Company,” "Fox," “we,” “us,” and “our” refer to Fox Factory Holding Corp. and its wholly owned operating subsidiaries on a consolidated basis.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance which involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to, risks related to:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied discussed in Item 1A, "Risk Factors" of Part I of our 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017 could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.
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
Critical Accounting Policies and Estimates

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016 that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Seasonality
Certain portions of our business are seasonal. In two of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2016 represented 20% and 27% of our total sales for the year, respectively. We believe this historic seasonality was due to the delivery of new products. We anticipate that the diversification of our product mix will result in less seasonality in 2017.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	March 31, 2017	April 1, 2016
Sales	$106,330	$80,217
Cost of sales	72,616	55,099
Gross profit	33,714	25,118
Operating expenses:
Sales and marketing	6,592	6,553
Research and development	4,482	4,392
General and administrative	8,081	5,921
Amortization of purchased intangibles	695	795
Fair value adjustment of contingent consideration and acquisition-related compensation	1,447	1,763
Total operating expenses	21,297	19,424
Income from operations	12,417	5,694
Other expense, net:
Interest expense	588	383
Other expense (income), net	545	904
Other expense, net	1,133	1,287
Income before income taxes	11,284	4,407
Provision for income taxes	756	1,145
Net income	$10,528	$3,262

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	March 31, 2017	April 1, 2016
Sales	100.0%	100.0%
Cost of sales	68.3	68.7
Gross profit	31.7	31.3
Operating expenses:
Sales and marketing	6.2	8.2
Research and development	4.2	5.5
General and administrative	7.6	7.4
Amortization of purchased intangibles	0.7	1.0
Fair value adjustment of contingent consideration and acquisition-related compensation	1.4	2.2
Total operating expenses	20.0	24.3
Income from operations	11.7	7.0
Other expense, net:
Interest expense	0.6	0.4
Other income, net	0.5	1.1
Other expense, net	1.1	1.5
Income before income taxes	10.6	5.5
Provision for income taxes	0.7	1.4
Net income	9.9%	4.1%

Three months ended March 31, 2017 compared to three months ended April 1, 2016
Sales

	For the three months ended
(in millions)	March 31, 2017	April 1, 2016	Change ($)	Change (%)
Bikes	$52.3	$45.1	$7.2	15.9%
Power Vehicles	54.0	35.1	19.0	54.0
Total sales	$106.3	$80.2	$26.1	32.6%
Sales for the three months ended March 31, 2017 increased approximately $26.1 million, or 32.6%, compared to the same period in 2016. The sales increase reflects a 15.9% increase in bike products and a 54.0% increase in powered vehicle products for the three months ended March 31, 2017 compared to the same prior year period. The increase in bike product sales primarily reflects new product introductions and favorable model year placements with original equipment manufacturers ("OEMs"). The increase in sales of powered vehicle products was primarily due to higher demand for on and off-road suspension products, including increased OEM sales.
Cost of sales

	For the three months ended
(in millions)	March 31, 2017	April 1, 2016	Change ($)	Change (%)
Cost of sales	$72.6	$55.1	$17.5	31.8%
Cost of sales for the three months ended March 31, 2017 increased approximately $17.5 million, or 31.8%, compared to the same period in 2016. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements and leverage of fixed costs.
For the three months ended March 31, 2017, our gross margin increased 40 basis points to 31.7% compared to 31.3% for the same period in 2016. The increase in our gross profit margin was attributable primarily to manufacturing efficiencies.
Operating expenses

	For the three months ended
(in millions)	March 31, 2017	April 1, 2016	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$6.6	$6.5	$0.1	1.5%
Research and development	4.5	4.4	0.1	2.3
General and administrative	8.1	5.9	2.2	37.3
Amortization of purchased intangibles	0.7	0.8	(0.1)	(12.5)
Fair value adjustment of contingent consideration and acquisition-related compensation	1.4	1.8	(0.4)	(22.2)
Total operating expenses	$21.3	$19.4	$1.9	9.8%
Total operating expenses for the three months ended March 31, 2017 increased approximately $1.9 million, or 9.8%, over the same period in 2016. When expressed as a percentage of sales, operating expenses decreased to 20.0% of sales for the three months ended March 31, 2017 compared to 24.3% of sales in the same period in 2016.
Within operating expenses, general and administrative expenses increased approximately $2.2 million primarily due to $0.9 million associated with ongoing patent litigation activities involving a bike industry competitor. Payroll and related expenses increased by $0.9 million due to investments in personnel required to sustain our growth and meet our expected need to comply with additional regulatory requirements under the Sarbanes-Oxley Act as we expect to exit emerging growth company status in 2017. Additionally, stock-based compensation expense increased by $0.5 million compared to the same period in 2016.

During the three months ended March 31, 2017, we incurred $1.4 million in acquisition related compensation in connection with management earn-out arrangements, a decrease of $0.4 million compared to the same period in 2016 resulting from periodic adjustments of estimated amounts due under multi-year contingent consideration obligations. As of March 31, 2017, we have concluded the related contractual arrangements, and as such, do not expect further acquisition related compensation expense associated with our 2014 acquisitions of Sport Truck and Race Face/Easton.
Income from operations

	For the three months ended
(in millions)	March 31, 2017	April 1, 2016	Change ($)	Change (%)
Income from operations	$12.4	$5.7	$6.7	117.5%
As a result of the factors discussed above, income from operations for the three months ended March 31, 2017 increased approximately $6.7 million, or 117.5%, compared to income from operations for the same period in 2016.
Other expense, net

	For the three months ended
(in millions)	March 31, 2017	April 1, 2016	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.6	$0.4	$0.2	50.0%
Other expense, net	0.5	0.9	(0.4)	(44.4)%
Other expense, net	$1.1	$1.3	$(0.2)	(15.4)%
Other expense, net for the three months ended March 31, 2017 decreased by approximately $0.2 million to $1.1 million for the three months ended March 31, 2017, compared to $1.3 million for the same period in 2016. Other expense, net primarily relates to foreign currency transaction losses, which decreased by $0.4 million due to the non-recurrence of a 2016 loss of $0.5 million from the settlement of Canadian Dollar denominated acquisition related compensation liability. Interest expense increased in the three months ended March 31, 2017 by $0.2 million due to additional borrowings and higher interest rates as compared to the same period in the prior year.
Income taxes

	For the three months ended
(in millions)	March 31, 2017	April 1, 2016	Change ($)	Change (%)
Provision for income taxes	$0.8	$1.1	$(0.3)	(27.3)%
The effective tax rates were 6.7% and 26.0% for the three months ended March 31, 2017 and April 1, 2016, respectively. For the three months ended March 31, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from a $2.4 million benefit from excess deductions on the exercise of stock options. Additionally, our tax rate benefited from lower tax rates in foreign jurisdictions where we do business and tax credits, partially offset by state taxes. For the three months ended April 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates and tax credits, partially offset by state taxes.

Net income

	For the three months ended
(in millions)	March 31, 2017	April 1, 2016	Change ($)	Change (%)
Net income	$10.5	$3.3	$7.2	218.2%
As a result of the factors described above, our net income increased $7.2 million, or 218.2%, to $10.5 million in the three months ended March 31, 2017 from $3.3 million for the same period in 2016.

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
A summary of our operating, investing and financing activities are shown in the following table:

	For the three months ended
(in thousands)	March 31, 2017	April 1, 2016
Net cash provided by operating activities	$9,209	$5,196
Net cash used in investing activities	(2,780)	(4,354)
Net cash provided by financing activities	941	1,379
Effect of exchange rate changes on cash	341	99
Increase in cash and cash equivalents	$7,711	$2,320
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation, changes in deferred income taxes, recognition of acquired inventory step up adjustments, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the three months ended March 31, 2017, cash provided by operating activities was $9.2 million and consisted of net income of $10.5 million less non-cash items totaling $1.8 million plus changes in operating assets and liabilities totaling $3.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.4 million and stock-based compensation of $1.9 million, partially offset by deferred taxes of $2.4 million. Our cash generated from operating assets and liabilities is a result of a decrease in accounts receivable of $12.5 million, an increase in accounts payable of $3.5 million and an increase in income taxes payable of $1.8 million, partially offset by a decrease in accrued expenses of $9.4 million and an increase in inventory of $7.5 million. The decrease in accounts receivable reflects slightly lower sales in the first quarter of 2017 relative to the fourth quarter of 2016 as a result of business seasonality, changes in customer mix and improved collections. The increase in inventory and corresponding increase in accounts payable are due to seasonality as we prepare for the peak selling seasons. The decrease in accrued expenses was primarily due to payment of $6.5 million of acquisition related compensation. Additionally, our income tax payable increased primarily due to timing of payments.

In the three months ended April 1, 2016, cash provided by operating activities was $5.2 million and consisted of net income of $3.3 million plus non-cash items totaling $2.3 million less changes in operating assets and liabilities totaling $0.4 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.0 million, stock-based compensation of $1.4 million, fair value adjustments of contingent consideration of $0.2 million, provision for doubtful accounts of $0.1 million and cost of goods on acquired inventory step up of $0.1 million. Our investment in operating assets and liabilities is a result of a decrease in accrued expenses of $8.4 million, an increase in inventory of $6.4 million, a decrease in income taxes payable of $2.1 million, and an increase in prepaids and other assets of $0.9 million, offset by a decrease in accounts receivable of $10.0 million and increase in accounts payable of $7.5 million. The decrease in accounts receivable reflects lower sales in the first quarter due to seasonality, partially offset by growth of our business. The increase in inventory and corresponding increase in accounts payable are due to seasonality. The decrease in accrued expenses was primarily due to payment of $6.5 million of acquisition related compensation, partially offset by the accrual of 2016 acquisition related compensation. Additionally, our income tax payable decreased primarily due to our lower effective tax rate and timing of payments.
Investing activities
Cash used in investing activities relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment. In the three months ended March 31, 2017, cash used in investing activities was $2.8 million which consisted primarily of purchases of property and equipment. In the three months ended April 1, 2016, cash used in investing activities was $4.4 million which consisted entirely of purchases of property and equipment.
Financing activities
Cash provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business. In the three months ended March 31, 2017, net cash provided by financing activities was $0.9 million, which consisted of $1.9 million in proceeds from the exercise of stock options, partially offset by $0.9 million repaid under our Second Amended and Restated Credit Facility. In the three months ended April 1, 2016, net cash used in financing activities was $1.4 million, which consisted primarily of net borrowings of $10.0 million under our line of credit, partially offset by $7.9 million paid to repurchase 500,000 shares of our common stock under our share repurchase program authorized by our Board of Directors in February 2016, and $0.7 million paid on our term debt under the Second Amended and Restated Credit Facility.

Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016 respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. A further technical amendment was made on August 11, 2016. The Second Amended and Restated Credit Facility provided a maturing secured Term Loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.
The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, with both ratios calculated as defined in the Second Amended and Restated Credit Facility. We were in compliance with the covenants as of March 31, 2017.

Other Commitments

No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the SEC on March 1, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2016 and filed with the SEC on March 1, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S patent number 9,291,250 ("'250 Patent"). The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for three separate Interparties Reviews ("IPR") of the '027 Patent and for a Post Grant Review ("PGR") of the '250 Patent. Two of the three Company-filed IPRs have been instituted for trial by the PTAB and the third is pending decision. In addition to instituting the Company’s IPR Petitions, the PTAB stayed a third party ex-parte re-exam of SRAM’s ‘027 Patent. The PGR has been denied institution by the PTAB based on its interpretation of the '250 Patent filing date versus the America Invents Act effectivity date. In its denial opinion, the PTAB preserved the Company’s prior art grounds for subject patent invalidity as stated within the PGR petition. The Company intends to file an IPR Petition asserting prior art invalidity grounds against the ‘250 Patent.

In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California
against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company-owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging SRAM’s infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009.

The Company and SRAM have been in discussions and mediation regarding these matters. The SRAM lawsuits against the Company have been stayed by the Court in Illinois pending a PTAB determination in the Company filed SRAM patent reviews. Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the condensed consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.

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
Our products are selected by both OEMs and dealers and distributors in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the suspension and ride dynamics products industry and continue to provide high quality products and services. Also, we will need to continue to invest in sponsorships, marketing and public relations.

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
Changes in our customer, channel and product mix could place more rigorous demands on our infrastructure and cause our profitability percentages to fluctuate.
From time to time, we may experience changes in our customer, channel and product mix from changes in demands from existing customers due to shifts in their products and markets.  Additionally, the company may pursue new customers and markets.  Such changes in customers, channel and product mix could place more rigorous demands on our infrastructure and supply chain and could result in changes to our profitability and profitability percentages.  If customers begin to require more lower-margin products from us and fewer higher-margin products, or place demands on our performance that increase our costs, our business, results of operations and financial condition may suffer.
A disruption in the operations of our manufacturing facilities could have a negative effect on our business, financial condition or results of operations.
Over the last several years, we transitioned the majority of our bike suspension component product manufacturing to our bike suspension component facility in Taichung, Taiwan. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have and may continue to incur costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our various facilities.

Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service disruptions, curtailments or shutdowns. In the event of a stoppage in production or a slowdown in production due to high employee turnover or a labor dispute at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. If there was a manufacturing disruption in any of our manufacturing facilities, we might be unable to meet product delivery requirements and our business, financial condition or results of operations could be negatively affected, even if the disruption was covered in whole or in part by our business interruption insurance. Any significant delay in deliveries to our customers could lead to increased returns or cancellations or expose us to damage claims from our customers or damage our brand and, in turn, negatively affect our business, financial condition or results of operations.
Work stoppages or other disruptions at seaports could adversely affect our operating results.
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third party vendors as well as our Fox Taiwan facility into the United States largely through ports on the West Coast. Freight arriving at West Coast ports must be offloaded from ships by longshoremen, none of whom are our employees. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns which may occur, as was experienced in February 2015, in relation to certain West Coast ports. While the West Coast ports labor dispute ended with a five year agreement, it lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 30%, 32% and 34% of our sales in fiscal years 2016, 2015, and 2014, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
In particular, sales to Giant, an OEM and contract manufacturer used by certain of our bike OEM customers, accounted for approximately 14%, 12% and 14% of our sales in 2016, 2015, and 2014, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®, to be utilized with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations, could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that we could experience higher than expected warranty costs if we become aware of an underperforming product. For example, in 2012 we increased our reserve and included additional costs of approximately $1.8 million to reflect the costs of repairing or replacing certain dampers in our suspension products and experienced other related costs of approximately $1.0 million. In the future, we may encounter similar situations and be forced to make other adjustments to our warranty reserves or incur costs in excess of these reserves which could adversely affect our results of operations.
Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the National Highway Traffic Safety Administration, the U. S. Consumer Product Safety Commission and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, on October 12, 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products shipped before September 9, 2016. Most recently, we announced a recall of approximately 2,460 of Fox's Harley-Davidson specific aftermarket motorcycle shock absorbers. In addition to the direct costs related to these or other recalls, in the future, we may be forced to undertake such recalls which could adversely affect our aftermarket and OEM sales if we or our OEM customer do not have a replacement for such recalled product ready in a timely manner. Such recall events could also adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition and results of operations.
An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result and could give rise to product liability claims against us, which could adversely affect our brand image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from any product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
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
If we are unable to comply with the covenants contained in our Second Amended and Restated Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our credit facilities, which constitutes substantially all of our assets.

We will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
In the future, we and our subsidiaries may be able to incur substantial additional debt from further amendments to the Second Amended and Restated Credit Facility, additional lending sources subject to the restrictions contained in the Second Amended and Restated Credit Facility, or as a result of certain debt instruments described in our Shelf Registration Statement on Form S-3 which was filed with the SEC in March 2015.

As of March 31, 2017, we had $100.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
Our outstanding indebtedness under the Second Amended and Restated Credit Facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.
Borrowings under our Second Amended and Restated Credit Facility bear interest on a variable rate which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Second Amended and Restated Credit Facility will increase our interest expense.
As of March 31, 2017, we had $65.8 million of indebtedness, bearing interest at a variable rate, outstanding under the Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $65.8 million of variable interest rate indebtedness that was outstanding as of March 31, 2017, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million change to our interest expense for the three months ended March 31, 2017.

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

In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, expiration of favorable tax holidays in foreign jurisdictions, and the discovery of new information in the course of our tax return preparation process. Beginning in 2016, we are asserting permanent reinvestment of the earning of certain of our foreign subsidiaries. If circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. There are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial condition or performance.

We are subject to certain risks in our manufacturing and in the testing of our products.
As of March 31, 2017, we employed approximately 1,700 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Our operations, facilities and properties are subject to a variety of foreign, federal, state and local laws and regulations relating to health, safety and the protection of the environment. These environmental laws and regulations include those relating to the use, generation, storage, handling, transportation, treatment and disposal of solid and hazardous materials and wastes, emissions to air, discharges to waters and the investigation and remediation of contamination. Many of these laws impose strict, retroactive, joint and several liability upon owners and operators of properties, including with respect to environmental matters that occurred prior to the time the party became an owner or operator. In addition, we may have liability with respect to third party sites to which we send waste for disposal. Failure to comply with such laws and regulations can result in significant fines, penalties, costs, liabilities or restrictions on operations that could negatively affect our business, financial condition or results of operations. From time to time, we have been involved in administrative or legal proceedings relating to environmental, health or safety matters and have incurred expenditures relating to such matters in the past.
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
Gasoline or diesel fuel is required for the operation of the powered vehicles that use our products. There can be no assurance that the supply of these fuels will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Future shortages of gasoline and diesel fuel and substantial increases in the price of fuel could have a material adverse effect on our powered vehicle product category, which could have a negative effect on our business, financial condition or results of operations.
We do not control our suppliers or OEMs, or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.
We do not control our suppliers or OEMs or their labor, environmental or other practices. A violation of labor, environmental, intellectual property or other laws by our suppliers or OEMs, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or OEMs if these violations or failures were to occur. We do not inspect or audit compliance of our suppliers or OEMs with these laws or practices, and we do not require our suppliers or OEMs or licensees to comply with a formal code of conduct. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.
We depend on a limited number of suppliers for our materials and component parts for some of our products, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business.
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those which are "single-source" suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input or an equivalent substitute. We do not maintain long-term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. If we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the United States or in Taiwan, our business, financial condition and results of operations could be materially and adversely impacted.
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
In addition to our various single-source suppliers, we also rely on one "sole-source" supplier, Miyaki Corporation ("Miyaki"). We define a sole-source supplier as a supplier of a raw material or input for which there is no other supplier of the same product or an equivalent substitute. Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, we have been granted the exclusive right to use the trademark "KASHIMACOAT" on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to certain exclusions. Although we believe we could obtain other coatings of comparable utility from other sources if necessary, we could no longer obtain this specific Kashima coating or use the trademark "KASHIMACOAT" if Miyaki were to stop supplying us with this coating. The need to replace the Kashima coating could temporarily disrupt our business and harm our business, financial condition or results of operations.

Regulations related to conflict minerals may force us to incur additional expenses and otherwise adversely impact our business.
The SEC rules regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo, or the DRC, or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. As a public company, we are required to comply with the reporting obligations annually. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The effect of such rules on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if our due diligence procedures do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, these rules could have a material adverse effect on our business, financial condition or results of operations.
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
We are subject to government mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, has passed regulations increasing minimum wage rates from $9.00 per hour to $10.00 per hour, effective January 1, 2016. Additionally, on March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, the minimum wage would increase to $10.50 per hour in 2017, $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs.
We maintain a self-insured healthcare plan for our United States-based employees. We have insurance coverage in place for individual claims above a specified amount in any year. Inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Continued increases in our employee costs could adversely affect our earnings, financial condition and liquidity.
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

In May 2015, we began the process of implementing a global enterprise resource planning system (ERP). The pilot phase of the new ERP was completed in fiscal year 2016. Remaining operations will be phased in over the next few fiscal years. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.
We could be negatively impacted by cybersecurity attacks.
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
Our operations may be impaired if our information technology systems fail to perform adequately or if they are the subject of a data breach or cyber attack.
Information technology systems are critically important to operating our business. We rely on information technology systems to manage business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of any of the information technology systems to perform as anticipated could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, which could materially adversely affect our business, financial condition, or results of operations.
We have grown and may continue to grow in the future through acquisitions. Growth by acquisitions involves risks and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
We intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We also may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
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

As a result of these quarterly fluctuations, comparisons of our operating results between different quarters within a single year are not necessarily meaningful and may not be accurate indicators of our future performance. Any future quarterly fluctuations that we report may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. We also believe that the seasonal nature of our business may have been overshadowed throughout the past few years due to the rapid growth in sales we have experienced during those periods.
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
Section 404 of the Sarbanes Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm has not been required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act because we are an "emerging growth company." We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year 2018, the year end which follows the fifth anniversary of the completion of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will likely become a large accelerated filer effective for 2017 fiscal year end.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes Oxley Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Risks related to ownership of our common stock
The trading price of our common stock may be volatile, and you might not be able to sell your shares at or above the price you pay for the shares.
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $30.15 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Future issuances and sales of our shares, or the perception that such sales may occur, could cause our stock price to decline.
The issuance of additional shares of our common stock could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock.
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,231,620 of which shares were outstanding as of March 31, 2017. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions or otherwise. In March 2015 we filed a Shelf Registration Statement on Form S-3 with the SEC to enable us, and certain of our stockholders, to quickly go to market should we, or certain of our stockholders, wish to sell our common stock, or additionally, in our case, certain other debt instruments.
After our IPO, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
We also have a number of institutional stockholders that own significant blocks of our common stock. If one or more of these stockholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing price of shares of our common stock could be negatively affected.

We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" and "say-when-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We are likely to become a large accelerated filer effective for our 2017 fiscal year end.
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
On January 12, 2017, Joseph Hagin resigned from our Board of Directors (the “Board”). Mr. Hagin was an independent director of the Company and, as a result of his resignation, the Board no longer comprises a majority of independent directors (as defined by NASDAQ Listing Rule 5605(a)(2)), as required by NASDAQ Listing Rule 5605(b)(1). On January 12, 2017, in accordance with the NASDAQ Listing Rules, the Company notified NASDAQ of the effectiveness of Mr. Hagin’s resignation, the resulting noncompliance with NASDAQ Listing Rule 5605(b)(1) and its desire to use the cure period provided by NASDAQ Listing Rule 5605(b)(1)(A). Later on January 12, 2017, the Company received a notice from NASDAQ acknowledging the Company’s noncompliance and confirming that NASDAQ will provide the Company with the requisite cure period. In accordance with NASDAQ Listing Rule 5605(b)(1)(A), the Company has until the earlier of the Company’s next annual shareholders’ meeting or January 12, 2018, or if the Company’s next annual shareholders’ meeting is held before July 12, 2017, then the Company has until July 12, 2017 to regain compliance with NASDAQ Listing Rule 5605(b)(1). The Board is currently reviewing candidates to replace Mr. Hagin on the Board. If we fail to regain compliance with NASDAQ Listing Rules, our common stock may be delisted from the Nasdaq Global Select Market. Therefore, there can be no assurance that the Listing Council will determine to continue the listing of our common stock on the Nasdaq Global Select Market. If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected. Delisting from the Nasdaq Global Select Market could also result in other negative implications including the potential loss or reduction of confidence by customers, creditors, suppliers and employees, the potential loss or reduction of investor interest, and fewer business development opportunities, any of which could materially adversely affect our results of operations and financial condition.
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
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws (our "Charter Documents"), as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to discourage a takeover attempt;

•
establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors be removed from office only for cause;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	provided that no action be taken by stockholders by written consent;

•
provide that special meetings of our stockholders may be called only by our board of directors, our Chairperson of the board of directors, our Lead Director (if we do not have a Chairperson or the Chairperson is disabled), our Chief Executive Officer or our President (in the absence of a Chief Executive Officer);

•	require supermajority stockholder voting for our stockholders to effect certain amendments to our Charter Documents; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing other matters that can be acted upon by stockholders at stockholder meetings.
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware ("DGCL"), which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an "interested" stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our board of directors prior to the date the stockholder became interested, (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans) or (iii) the business combination must be approved by our board of directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.
Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Amended and Restated Certificate of Incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of our company owed to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our Charter Documents; (iv) any action to interpret, apply, enforce or determine the validity of our Charter Documents; or (v) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
12/31 - 2/3	—	$—	—	$32,052,500
2/4 - 3/3	—	$—	—	$32,052,500
3/4 - 3/31	—	$—	—	$32,052,500
Total	—	$—	—	$32,052,500

(1) On February 25, 2016, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expires on December 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Amendment to Restricted Stock Unit Award Agreement, by and between Fox Factory Holding Corp. and Joeseph Hagin, dated January 11, 2017				X

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
May 3, 2017		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)