Form 10-Q
period 2017-06-30
FOX FACTORY HOLDING CORP
filed 2017-08-03
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2017, there were 37,429,110 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 30,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,345	$35,280
Accounts receivable (net of allowances of $540 and $397 at June 30, 2017 and December 30, 2016, respectively)	63,050	61,617
Inventory	89,450	71,243
Prepaids and other current assets	12,113	14,772
Total current assets	207,958	182,912
Property, plant and equipment, net	34,853	32,262
Deferred tax assets	10,930	4,082
Goodwill	57,828	57,781
Intangibles, net	56,531	57,855
Other assets	629	708
Total assets	$368,729	$335,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,084	$36,240
Accrued expenses	29,926	34,435
Reserve for uncertain tax positions	8,069	7,204
Current portion of long-term debt	4,097	3,625
Current portion of contingent consideration	—	5,532
Total current liabilities	93,176	87,036
Long-term debt, less current portion	60,774	63,058
Deferred rent	485	569
Total liabilities	154,435	150,663
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of June 30, 2017 and December 30, 2016	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,319 shares issued and 37,429 outstanding as of June 30, 2017; 37,781 shares issued and 36,891 outstanding as of December 30, 2016	37	37
Additional paid-in capital	111,936	108,049
Treasury stock, at cost; 890 common shares as of June 30, 2017 and December 30, 2016	(13,754)	(13,754)
Accumulated other comprehensive loss	(977)	(2,193)
Retained earnings	117,052	92,798
Total stockholders’ equity	214,294	184,937
Total liabilities and stockholders’ equity	$368,729	$335,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$120,811	$102,294	$227,141	$182,511
Cost of sales	81,755	69,967	154,370	125,066
Gross profit	39,056	32,327	72,771	57,445
Operating expenses:
Sales and marketing	7,067	6,476	13,660	13,030
Research and development	4,982	4,582	9,464	8,974
General and administrative	8,122	7,109	16,202	13,030
Amortization of purchased intangibles	696	782	1,391	1,577
Fair value adjustment of contingent consideration and acquisition-related compensation	—	2,100	1,447	3,863
Total operating expenses	20,867	21,049	42,164	40,474
Income from operations	18,189	11,278	30,607	16,971
Other expense, net:
Interest expense	505	576	1,094	960
Other (income) expense, net	(78)	(31)	467	872
Other expense, net	427	545	1,561	1,832
Income before income taxes	17,762	10,733	29,046	15,139
Provision for income taxes	4,036	1,816	4,792	2,961
Net income	$13,726	$8,917	$24,254	$12,178
Earnings per share:
Basic	$0.37	$0.24	$0.65	$0.33
Diluted	$0.35	$0.24	$0.63	$0.32
Weighted average shares used to compute earnings per share:
Basic	37,330	36,607	37,232	36,772
Diluted	38,725	37,594	38,643	37,727
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income	$13,726	$8,917	$24,254	$12,178
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax effects	(36)	(42)	1,217	792
Other comprehensive (income) loss	(36)	(42)	1,217	792
Comprehensive income	$13,690	$8,875	$25,471	$12,970
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended
	June 30, 2017	July 1, 2016
OPERATING ACTIVITIES:
Net income	$24,254	$12,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,705	4,235
Stock-based compensation	4,289	3,092
Deferred taxes	(6,838)	(6,004)
Change in fair value of contingent consideration	(150)	839
Cost of goods on acquired inventory step up	—	106
Changes in operating assets and liabilities:
Accounts receivable	(295)	(12,885)
Inventory	(17,422)	(12,629)
Income taxes payable	6,079	461
Prepaids and other assets	(651)	(2,141)
Accounts payable	13,960	17,335
Accrued expenses and deferred rent	(6,918)	(3,777)
Net cash provided by operating activities	21,013	810
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,293)	(6,875)
Purchase of intangible assets	(54)	—
Net cash used in investing activities	(5,347)	(6,875)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	26,000
Payments on line of credit	—	(9,000)
Payment of contingent consideration liability	(5,382)	(6,889)
Proceeds from issuance of debt, net of origination fees of $286	—	9,221
Repayment of debt	(1,875)	(1,647)
Repurchase of common stock	—	(7,948)
Cash from stock compensation program, net	(402)	(697)
Net cash (used in) provided by financing activities	(7,659)	9,040
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	58	205
CHANGE IN CASH AND CASH EQUIVALENTS	8,065	3,180
CASH AND CASH EQUIVALENTS—Beginning of period	35,280	6,944
CASH AND CASH EQUIVALENTS—End of period	$43,345	$10,124

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$548	$5,809
Interest	$973	$774
Non-cash financing activity:
Refinancing of line of credit to term debt	$—	$18,500
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S.") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the US. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results expected for the full fiscal year.
The Company operates on a 52-53 week fiscal calendar. For 2017 and 2016, the Company's fiscal year will end or has ended on December 29, 2017 and December 30, 2016, respectively. The three and six month periods ended June 30, 2017 and July 1, 2016 each included 13 weeks and 26 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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
Recent Accounting Pronouncements - In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company can choose to apply this standard retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application in retained earnings. The Company has not yet selected a transition method.
We have established a cross-functional team to implement the guidance related to the recognition of revenue from contracts with customers. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under the proposed requirements, the customized nature of some of our products combined with contractual provisions that provide us with an enforceable right to payment, may require us to recognize revenue prior to the product being shipped to the customer. We are also assessing pricing provisions contained in certain of our customer contracts which may represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. In addition, we are evaluating how the new guidance may impact our accounting for contractually guaranteed reimbursements related to customer tooling, engineering services and pre-production costs. Under the current applicable guidance, these customer reimbursements are recorded as cost recovery offsets; whereas under the new standard these guaranteed recoveries may represent consideration from contracts with customers and be recorded as revenues. We continue to evaluate the impact this guidance will have on our financial statements.

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

Reclassifications - Certain non-vendor liabilities have been reclassified from accounts payable to accrued expenses in the December 30, 2016 condensed consolidated balance sheet and the condensed consolidated statement of cash flows for the six months ended July 1, 2016 in order to more accurately reflect the nature of the liability on a basis consistent with the financial statements as of and for the period ended June 30, 2017.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

2. Inventory
Inventory consisted of the following:

	June 30,	December 30,
	2017	2016
Raw materials	$58,288	$46,679
Work-in-process	3,245	1,929
Finished goods	27,917	22,635
Total inventory	$89,450	$71,243

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	June 30,	December 30,
	2017	2016
Machinery and manufacturing equipment	$29,868	$28,752
Information systems, office equipment and furniture	6,547	7,449
Internal use computer software	6,685	5,337
Transportation equipment	3,012	2,531
Building and land	4,375	4,358
Leasehold improvements	8,225	8,083
Total	58,712	56,510
Less: accumulated depreciation and amortization	(23,859)	(24,248)
Property, plant and equipment, net	$34,853	$32,262

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Accrued Expenses
Accrued expenses consisted of the following:

	June 30,	December 30,
	2017	2016
Payroll and related expenses	$9,399	$10,717
Management earn-out	—	6,421
Warranty	5,077	4,593
Income tax payable	6,267	4,490
Other accrued expenses	9,183	8,214
Total	$29,926	$34,435
Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Beginning warranty liability	$5,003	$3,868	$4,593	$3,914
Charge to cost of sales	1,391	1,327	3,053	2,194
Costs incurred	(1,317)	(997)	(2,569)	(1,910)
Ending warranty liability	$5,077	$4,198	$5,077	$4,198

5. Debt
Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders which has been periodically amended and restated; the last restatement occurred on May 11, 2016 and was further amended on August 11, 2016 and June 12, 2017 (as most recently amended and restated and as further amended, the “Second Amended and Restated Credit Facility”). The Second Amended and Restated Credit Facility, which matures on May 11, 2021, provides a revolving line of credit and a maturing secured term loan with a refinanced original principal balance of $75,000. The term loan is subject to quarterly amortization payments.
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At June 30, 2017, the one month LIBOR and prime rates were 0.48% and 3.50%, respectively. At June 30, 2017, our weighted average interest rate on outstanding borrowing was 2.78%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 30, 2017.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	June 30,	December 30,
	2017	2016
Amount outstanding	$—	$—
Available borrowing capacity	$100,000	$100,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021
As of June 30, 2017, future principal payments for long-term debt, including the current portion, are summarized as follows:

For fiscal year:
2017 (remaining six months)	$1,875
2018	5,156
2019	5,625
2020	7,031
2021	45,626
Total	65,313
Debt issuance cost	(442)
Long-term debt, net of issuance cost	64,871
Less: current portion	(4,097)
Long-term debt less current portion	$60,774

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

Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S patent number 9,291,250 ("'250 Patent"). The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for three separate Interparties Reviews ("IPR") of the '027 Patent and for a Post Grant Review ("PGR") of the '250 Patent. All of the Company-filed IPRs of the '027 patent have been instituted for trial by the PTAB. In addition to instituting the Company’s IPR Petitions, the PTAB stayed a third party ex-parte re-exam of SRAM’s ‘027 Patent. The PGR has been denied institution by the PTAB based on its interpretation of the '250 Patent filing date versus the America Invents Act effectivity date. In its denial opinion, the PTAB preserved the Company’s prior art grounds for subject patent invalidity as stated within the PGR petition. The Company has filed an IPR Petition asserting prior art invalidity grounds against the ‘250 Patent. The PTAB's decision on the '250 Patent IPR is pending.

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

Other Commitments - In 2017, the Company paid $5,382 and $7,898 ($10,500 Canadian dollars) for contingent consideration and acquisition related compensation, respectively, associated with two business combinations that were consummated in 2014. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the SEC on March 1, 2017.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

7. Fair Value Measurements
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	June 30, 2017				December 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,021	$—	$—	$10,021	$—	$—	$—	$—
Total assets measured at fair value	$10,021	$—	$—	$10,021	$—	$—	$—	$—
Liabilities:
Credit facility	$—	$64,871	$—	$64,871	$—	$66,683	$—	$66,683
Contingent consideration	—	—	—	—	—	—	5,532	5,532
Total liabilities measured at fair value	$—	$64,871	$—	$64,871	$—	$66,683	$5,532	$72,215

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the six month period ended June 30, 2017 and the twelve month period ended December 30, 2016.
The Company used Level 1 inputs to determine the fair value of its cash equivalents, which primarily consist of funds held in money market accounts and certificates of deposit.
The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of June 30, 2017 and December 30, 2016, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
The Company measured its contingent consideration liability arising from a prior acquisition using Level 3 inputs not observed in the market. The contingent consideration liability is associated with the achievement of adjusted EBITDA targets, and is estimated at each balance sheet date by considering among other factors, the acquired company's projected or actual results.  The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying condensed consolidated statements of income for the six months ended June 30, 2017.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 30, 2016	$5,532
Change in fair value	(150)
Payment of contingent consideration liability	(5,382)
Balance at June 30, 2017	$—

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

8. Stockholders' Equity

Stock Repurchase Program and Secondary Stock Offerings
In February 2016, the Company's Board of Directors authorized the Company's 2016 stock repurchase program (the "2016 Repurchase Program"), permitting repurchases of up to an aggregate of $40,000 in shares of common stock. The plan expires on December 31, 2017, unless extended by the Company's Board of Directors. Shares of common stock repurchased under this program are accounted for as treasury stock under the cost method.
In March 2016, Compass Group Diversified Holdings LLC ("Compass") sold 2,500 shares of the Company's common stock at a price of $15.895 per share less underwriting discounts and commissions, in a secondary public offering. The Company did not sell shares or receive any proceeds from the sales of shares by Compass. Concurrently, pursuant to the 2016 Repurchase Program and a stock repurchase agreement between Compass and the Company, the Company repurchased 500 shares of its common stock held by Compass for a total of $7,947.
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
The Company incurred approximately $113 and $249 of expenses in connection with the secondary offerings during the three and six months ended June 30, 2017 and July 1, 2016, respectively.
At June 30, 2017, $32,052 remains available for repurchase under the 2016 Repurchase Program. The Company has repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of sales	$146	$48	$180	$74
Sales and marketing	121	178	268	302
Research and development	66	112	178	182
General and administrative	2,047	1,373	3,663	2,534
Total	$2,380	$1,711	$4,289	$3,092

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the six months ended June 30, 2017.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2016	811	$16.53
Granted	256	$27.13
Forfeited	(19)	$14.91
Vested	(225)	$16.58
Unvested at June 30, 2017	823	$19.85

During the six months ended June 30, 2017, 391 shares of common stock were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $2,167. Options to purchase 14 and 9 shares of common stock were expired and forfeited, respectively, during the six months ended June 30, 2017.
As of June 30, 2017, the Company had approximately $12,368 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.32 years. Additionally, as of June 30, 2017, the Company had approximately $28 of unrecognized stock-based compensation expense related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately 0.26 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

9. Income Taxes

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Provision for income taxes	$4,036	$1,816	$4,792	$2,961
Effective tax rates	22.7%	16.9%	16.5%	19.6%
Under ASC 740-30, the Company is not required to accrue U.S. income taxes on permanently reinvested unremitted earnings of Fox Switzerland and its Taiwan branch. The Company considers the following matters, among others, in evaluating its plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through royalty remittances and intercompany loans created in the licensing and transfer of assets to Fox Switzerland; (iii) the tax consequences of any decision to reinvest the earnings of Fox Switzerland, including any changes in U.S. tax law relating to the treatment of these unremitted earnings; and (iv) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. If unremitted earnings are no longer permanently reinvested, the Company would need to adjust the income tax provision in the period management makes such determination.
For the three and six months ended June 30, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates on permanently reinvested earnings of the Company's foreign subsidiaries and $1,595 and $4,021, respectively, from excess benefits related to the exercise of stock options and vesting of RSUs. These benefits were partially offset by state taxes and the impact of non-deductible costs.
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
The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three and six months ended June 30, 2017 or July 1, 2016.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

10. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of RSUs, which are reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income	$13,726	$8,917	$24,254	$12,178
Weighted average shares used to compute basic earnings per share	37,330	36,607	37,232	36,772
Dilutive effect of employee stock plans	1,395	987	1,411	955
Weighted average shares used to compute diluted earnings per share	38,725	37,594	38,643	37,727
Earnings per share:
Basic	$0.37	$0.24	$0.65	$0.33
Diluted	$0.35	$0.24	$0.63	$0.32
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three and six months ended June 30, 2017 and July 1, 2016, as none of these shares would have been antidilutive.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
North America	$73,182	$55,051	$136,987	$99,227
Asia	29,744	30,293	50,096	45,930
Europe	16,289	16,075	36,742	35,719
Rest of the world	1,596	875	3,316	1,635
Total sales	$120,811	$102,294	$227,141	$182,511

Previously, the Company reported sales to U.S. customers on a standalone basis, while sales to customers in the rest of North America were included under the rest of the world caption. The Company has determined that the markets in North America share common economic characteristics and as such has combined sales to all North American countries, reclassifying our previously reported sales for the three and six month periods ended July 1, 2016 for comparability.
The following table summarizes total sales by product category:

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Bikes	$64,772	$63,013	$117,047	$108,127
Power vehicles	56,039	39,281	110,094	74,384
Total sales	$120,811	$102,294	$227,141	$182,511

The Company’s long-lived assets by geographic location are as follows:

	June 30,	December 30,
	2017	2016
United States	$30,919	$29,344
International	3,934	2,918
Total long-lived assets	$34,853	$32,262

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

12. Related Party Agreements
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). Fees paid for services provided for compliance associated with the audit of our fiscal 2015 financial statements were approximately $135, including $72 expensed in the six months ended July 1, 2016. This agreement expired upon completion of the services related to fiscal year 2015.

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Mr. Robert Fox. Rent expense under this lease was $179 and $480 for the three and six months ended July 1, 2016, respectively, and $179 and $358 for the three and six months ended June 30, 2017, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the Securities and Exchange Commission ("SEC") on March 1, 2017 and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
Unless stated otherwise or as the context otherwise requires, the terms “Company,” “FOX,” “we,” “us,” and “our” refer to Fox Factory Holding Corp. and its wholly owned operating subsidiaries, on a consolidated basis.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, (the "Exchange Act") and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance which involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied discussed in Item 1A, "Risk Factors" of Part I of our 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017 could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Recent Accounting Pronouncements

See Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$120,811	$102,294	$227,141	$182,511
Cost of sales	81,755	69,967	154,370	125,066
Gross profit	39,056	32,327	72,771	57,445
Operating expenses:
Sales and marketing	7,067	6,476	13,660	13,030
Research and development	4,982	4,582	9,464	8,974
General and administrative	8,122	7,109	16,202	13,030
Amortization of purchased intangibles	696	782	1,391	1,577
Fair value adjustment of contingent consideration and acquisition-related compensation	—	2,100	1,447	3,863
Total operating expenses	20,867	21,049	42,164	40,474
Income from operations	18,189	11,278	30,607	16,971
Other expense, net:
Interest expense	505	576	1,094	960
Other (income) expense, net	(78)	(31)	467	872
Other expense, net	427	545	1,561	1,832
Income before income taxes	17,762	10,733	29,046	15,139
Provision for income taxes	4,036	1,816	4,792	2,961
Net income	$13,726	$8,917	$24,254	$12,178

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7	68.4	68.0	68.5
Gross profit	32.3	31.6	32.0	31.5
Operating expenses:
Sales and marketing	5.8	6.3	6.0	7.1
Research and development	4.1	4.5	4.2	4.9
General and administrative	6.7	6.9	7.1	7.1
Amortization of purchased intangibles	0.6	0.8	0.6	0.9
Fair value adjustment of contingent consideration and acquisition-related compensation	—	2.1	0.6	2.1
Total operating expenses	17.2	20.6	18.5	22.1
Income from operations	15.1	11.0	13.5	9.4
Other expense, net:
Interest expense	0.4	0.6	0.5	0.5
Other (income) expense, net	(0.1)	—	0.2	0.5
Other expense, net	0.3	0.6	0.7	1.0
Income before income taxes	14.8	10.4	12.8	8.4
Provision for income taxes	3.3	1.8	2.1	1.6
Net income	11.5%	8.6%	10.7%	6.8%
Three months ended June 30, 2017, compared to three months ended July 1, 2016
Sales

	For the three months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Bikes	$64.8	$63.0	$1.8	2.9%
Power Vehicles	56.0	39.3	16.8	42.7
Total sales	$120.8	$102.3	$18.5	18.1%
Sales for the three months ended June 30, 2017 increased approximately $18.5 million, or 18.1%, compared to the three months ended July 1, 2016. The sales increase reflects a 42.7% increase in powered vehicle products and a 2.9% increase in bike products for the three months ended June 30, 2017 compared to the same prior year period. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products, including increased OEM sales. The increase in bike product sales is primarily due to the success of our current bike product lines and favorable spec positions with certain high-growth OEMs.
Cost of sales

	For the three months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Cost of sales	$81.8	$70.0	$11.8	16.9%
Cost of sales for the three months ended June 30, 2017 increased approximately $11.8 million, or 16.9%, compared to the three months ended July 1, 2016. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements and efficiencies.

For the three months ended June 30, 2017, our gross margin increased 70 basis points to 32.3% compared to 31.6% for the three months ended July 1, 2016. The increase in our gross profit margin was attributable primarily to favorable product and customer mix and improved manufacturing efficiencies.
Operating expenses

	For the three months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$7.1	$6.5	$0.6	9.2%
Research and development	5.0	4.6	0.4	8.7
General and administrative	8.1	7.1	1.0	14.1
Amortization of purchased intangibles	0.7	0.8	(0.1)	(12.5)
Fair value adjustment of contingent consideration and acquisition-related compensation	—	2.1	(2.1)	(100.0)
Total operating expenses	$20.9	$21.1	$(0.2)	(0.9)%
Total operating expenses for the three months ended June 30, 2017 decreased approximately $0.2 million, or 0.9%, versus the same period in 2016. When expressed as a percentage of sales, operating expenses decreased to 17.2% of sales for the three months ended June 30, 2017 compared to 20.6% of sales in the same period in 2016.
Within operating expenses, our sales and marketing expenses increased approximately $0.6 million primarily due to an increase in employee related expenses to support the growth of our products and brands. Research and development increased approximately $0.4 million due to investments in employee related expenses aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $1.0 million, primarily due to an increase in incentive and stock-based compensation. Our general and administrative expenses included $0.9 million associated with ongoing patent litigation activities involving a bike industry competitor, compared with $1.1 million in the same period in 2016.
During the first quarter of 2017, all acquisition-related compensation arrangements concluded and contingent consideration payment calculations were finalized. Accordingly, we incurred no expense in the three months ended June 30, 2017, compared to $2.1 million in the same period in 2016.
Income from operations

	For the three months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Income from operations	$18.2	$11.3	$6.9	61.1%
As a result of the factors discussed above, income from operations for the three months ended June 30, 2017 increased approximately $6.9 million, or 61.1%, compared to income from operations for the three months ended July 1, 2016.
Other expense, net

	For the three months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.5	$0.6	$(0.1)	(16.7)%
Other (income) expense, net	(0.1)	—	(0.1)	NA
Other expense, net	$0.4	$0.6	$(0.2)	(33.3)%

Other expense, net for the three months ended June 30, 2017 decreased by approximately $0.2 million to $0.4 million compared to $0.6 million for the three months ended July 1, 2016 due to a $0.1 million decrease in interest expense.
Income taxes

	For the three months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Provision for income taxes	$4.0	$1.8	$2.2	122.2%
The effective tax rates were 22.7% and 16.9% for the three months ended June 30, 2017 and July 1, 2016, respectively.
For the three months ended June 30, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower tax rates in foreign jurisdictions where we do business and a $1.6 million benefit from excess deductions on the exercise of stock options and vesting of RSUs, partially offset by state taxes.
For the three months ended July 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the lower foreign tax rates and the reversal of certain tax reserves as a result of the favorable conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits. Additionally, we benefited from tax credits and the domestic production activity deduction. We recognized a state tax credit of $0.5 million, net of federal taxes, for the achievement of employment and investment milestones in connection with expansion of the Company's facility in El Cajon, California. The benefits to the effective tax rate were partially offset by state taxes.
The effective tax rate for the three months ended June 30, 2017 increased as a result of a 67% improvement in pre-tax income, while the net amount of benefits recognized solely within the quarter of occurrence, such as excess stock-compensation tax benefits and release of tax reserves on audit closure, remained relatively constant. Additionally, we have experienced high revenue and income growth in markets with relatively high marginal tax rates, and we incurred higher, non-creditable withholding taxes on royalties paid by certain foreign jurisdictions.
Net income

	For the three months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Net income	$13.7	$8.9	$4.8	53.9%
As a result of the factors described above, our net income increased $4.8 million, or 53.9%, to $13.7 million in the three months ended June 30, 2017 from $8.9 million for the three months ended July 1, 2016.
Six months ended June 30, 2017, compared to six months ended July 1, 2016

	For the six months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Bikes	$117.0	$108.1	$8.9	8.2%
Power Vehicles	110.1	74.4	35.7	48.0
Total sales	$227.1	$182.5	$44.6	24.4%
Sales for the six months ended June 30, 2017 increased approximately $44.6 million, or 24.4%, compared to the same period in 2016. The sales increase reflects a 48.0% increase in powered vehicle products and an 8.2% increase in bike products for the six months ended June 30, 2017 compared to the six months ended July 1, 2016. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products, including increased OEM sales. The increase in bike product sales is primarily due to the success of our current bike product lines and favorable spec positions with certain high-growth OEMs.

Cost of sales

	For the six months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Cost of sales	$154.4	$125.1	$29.3	23.4%
Cost of sales for the six months ended June 30, 2017 increased approximately $29.3 million, or 23.4%, compared to the six months ended July 1, 2016. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements and efficiencies.
For the six months ended June 30, 2017, our gross margin increased 50 basis points to 32.0% compared to 31.5% for the six months ended July 1, 2016. The increase in our gross profit margin was attributable primarily to manufacturing efficiencies.
Operating expenses

	For the six months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$13.7	$13.0	$0.7	5.4%
Research and development	9.5	9.0	0.5	5.6
General and administrative	16.2	13.0	3.2	24.6
Amortization of purchased intangibles	1.4	1.6	(0.2)	(12.5)
Fair value adjustment of contingent consideration and acquisition-related compensation	1.4	3.9	(2.5)	(64.1)
Total operating expenses	$42.2	$40.5	$1.7	4.2%
Total operating expenses for the six months ended June 30, 2017 increased approximately $1.7 million, or 4.2%, over the six months ended July 1, 2016. When expressed as a percentage of sales, operating expenses decreased to 18.5% of sales for the six months ended June 30, 2017 compared to 22.1% of sales in the six months ended July 1, 2016.
Within operating expenses, our sales and marketing expenses increased approximately $0.7 million primarily due to an increase in employee related expenses to support the growth of our products and brands. Research and development expenses increased approximately $0.5 million due to investments in employee related expenses aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $3.2 million primarily due to a $1.9 million increase in incentive and stock-based compensation. Additionally, costs associated with patent litigation activities increased by $0.9 million.
During the first quarter of 2017, all acquisition-related compensation arrangements concluded and contingent consideration payment calculations were finalized. Accordingly, we incurred no expense in the three months ended June 30, 2017 which resulted in a $2.5 million decrease in the expense for the six months ended June 30, 2017 compared to the same period in 2016.
Income from operations

	For the six months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Income from operations	$30.6	$17.0	$13.6	80.0%
As a result of the factors discussed above, income from operations for the six months ended June 30, 2017 increased approximately $13.6 million, or 80.0%, compared to income from operations for the six months ended July 1, 2016.

Other expense, net

	For the six months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.1	$1.0	$0.1	10.0%
Other expense (income), net	0.5	0.9	(0.4)	(44.4)
Other expense, net	$1.6	$1.9	$(0.3)	(15.8)%
Other expense, net for the six months ended June 30, 2017 decreased by approximately $0.3 million to $1.6 million for the six months ended June 30, 2017, compared to $1.9 million for the six months ended July 1, 2016. Other expense, net increased by $0.4 million due to foreign currency transaction losses, $0.5 million of which resulted from the settlement of Canadian Dollar denominated acquisition related compensation liability resulting from the acquisition of Race Face/Easton.
Income taxes

	For the six months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Provision for income taxes	$4.8	$3.0	$1.8	60.0%
The effective tax rates were 16.5% and 19.6% for the six months ended June 30, 2017 and July 1, 2016, respectively. For the six months ended June 30, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower tax rates in foreign jurisdiction where we do business and a $4.0 million benefit from excess deductions on the exercise of stock options and vesting of RSUs, partially offset by state taxes. For the six months ended July 1, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates and the reversal of certain tax reserves as a result of the conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits. Additionally, we benefited from tax credits. These benefits were partially offset by state taxes.
The effective tax rate for the six months ended June 30, 2017 decreased as a result of a $2.5 million increase in the net amount of benefits recognized solely within the quarter of occurrence, primarily excess stock-compensation tax benefits in the six months ended June 30, 2017. The benefit of such discrete items was partially offset by the tax effect of higher revenue and income growth in markets with relatively high marginal tax rates and non-creditable withholding taxes on royalties paid by certain foreign jurisdictions.
Net income

	For the six months ended
(in millions)	June 30, 2017	July 1, 2016	Change ($)	Change (%)
Net income	$24.3	$12.2	$12.1	99.2%
As a result of the factors described above, our net income increased $12.1 million, or 99.2%, to $24.3 million in the six months ended June 30, 2017 from $12.2 million for the six months ended July 1, 2016.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions and acquisition-related compensation, debt repayments and stock repurchases. We have generally financed our historical liquidity needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the six months ended
(in thousands)	June 30, 2017	July 1, 2016
Net cash provided by operating activities	$21,013	$810
Net cash used in investing activities	(5,347)	(6,875)
Net cash (used in) provided by financing activities	(7,659)	9,040
Effect of exchange rate changes on cash	58	205
Increase in cash and cash equivalents	$8,065	$3,180
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, changes in deferred income taxes, recognition of acquired inventory step up adjustments, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the six months ended June 30, 2017, cash provided by operating activities was $21.0 million and consisted of net income of $24.3 million plus non-cash items totaling $2.0 million less changes in operating assets and liabilities totaling $5.2 million. Non-cash items and other adjustments consisted of depreciation and amortization of $4.7 million, stock-based compensation of $4.3 million, offset by a $6.8 million increase in deferred taxes. Our investment in operating assets and liabilities is primarily a result of an increase an increase in inventory of $17.4 million, and a decrease in accrued expenses and deferred rent of $6.9 million, offset by increases in accounts payable of $14.0 million and income taxes payable of $6.1 million. The increase in inventory and accounts payable are due to the seasonal impact on working capital. The decrease in accrued expenses was due to the payment of $7.9 million of acquisition related compensation, partially offset by an increase in accrued warranty.
In the six months ended July 1, 2016, cash provided by operating activities was $0.8 million and consisted of net income of $12.2 million plus non-cash items totaling $2.5 million less changes in operating assets and liabilities totaling $13.8 million. Non-cash items and other adjustments consisted of depreciation and amortization of $4.1 million, and stock-based compensation of $3.1 million, fair value adjustments of contingent consideration of $0.8 million, partially offset by a $6.0 million increase in deferred taxes. Our investment in operating assets and liabilities is a result of an increase in accounts receivable of $12.9 million, an increase in inventory of $12.6 million, a decrease in accrued expenses and deferred rent of $3.8 million, an increase in prepaids and other assets of $2.1 million, offset by increases in accounts payable of $17.3 million and income taxes payable of $0.5 million. The increase in accounts receivable, inventory and accounts payable are due to the seasonal impact on working capital. The decrease in accrued expenses was primarily due to payment of $6.5 million of acquisition related compensation, partially offset by the accrual of 2016 acquisition related compensation.
Investing activities
Cash used in investing activities relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment. In the six months ended June 30, 2017 and July 1, 2016, cash used in investing activities was $5.3 million and $6.9 million, respectively, which consisted primarily of purchases of property and equipment.
Financing activities
Cash used in or provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the six months ended June 30, 2017, net cash used in financing activities was $7.7 million. We paid $5.4 million for the 2016 portion of our contingent consideration liability, $1.9 million in installments on our term debt and $0.4 million of repurchases of our common stock, net of proceeds from the exercise of options as part of our stock-based compensation program.
In the six months ended July 1, 2016, net cash provided by financing activities was $9.0 million. We received $26.2 million in financing under the Second Amended and Restated Credit Facility, including net proceeds of $17.0 million under our line of credit.

On May 11, 2016, the line of credit and term loan were refinanced into a new $75.0 million term loan through an amendment and restatement of our Amended and Restated 2013 Credit Facility. As a result, we received $9.2 million in term debt proceeds. Additionally, the amount available under our line of credit was increased to $100.0 million. The increase in debt financing was offset by $7.9 million paid to repurchase 500,000 shares of our common stock under our stock repurchase program authorized by our Board of Directors in February 2016, $6.9 million paid for the 2015 portion of our contingent consideration liability, $1.6 million paid on our term debt, and $0.7 million of net repurchases of our common stock as part of our stock-based compensation program.

Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sports Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated Credit Facility provided a maturing secured Term Loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016 respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. Further technical amendments were made on August 11, 2016 and June 12, 2017. The Second Amended and Restated Credit Facility provided a maturing secured Term Loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.
The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, with both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of June 30, 2017.

Other Commitments

No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 30, 2016, as filed with the SEC on March 1, 2017.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.
Inflation
Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in the cost of raw materials could have an adverse impact on our business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 1, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S patent number 9,291,250 ("'250 Patent"). The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for three separate Interparties Reviews ("IPR") of the '027 Patent and for a Post Grant Review ("PGR") of the '250 Patent. All of the Company-filed IPRs of the '027 patent have been instituted for trial by the PTAB. In addition to instituting the Company’s IPR Petitions, the PTAB stayed a third party ex-parte re-exam of SRAM’s ‘027 Patent. The PGR has been denied institution by the PTAB based on its interpretation of the '250 Patent filing date versus the America Invents Act effectivity date. In its denial opinion, the PTAB preserved the Company’s prior art grounds for subject patent invalidity as stated within the PGR petition. The Company has filed an IPR Petition asserting prior art invalidity grounds against the ‘250 Patent. The PTAB's decision on the '250 Patent IPR is pending.

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
•failure to develop new products that are innovative, high in performance and reliable;
•internal product quality control issues;
•product quality issues on the bikes and powered vehicles on which our products are installed;
•product recalls;
•high profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);
•negative publicity regarding our sponsored athletes;
•high profile injury or death of one of our sponsored athletes;
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
Over the last several years, we transitioned the majority of our bike suspension component product manufacturing to our bike suspension component facility in Taichung, Taiwan. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and may continue to incur costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our various facilities.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 30%, 32%, and 34% of our sales in fiscal years 2016, 2015 and 2014, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
In particular, sales to Giant, an OEM and contract manufacturer used by certain of our bike OEM customers, accounted for approximately 14%, 12%, and 14% of our sales in 2016, 2015, and 2014, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.

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
As we develop new products or attempt to utilize our brands in connection with new products, we seek to avoid infringing the valid patents and other intellectual property rights of our competitors. However, from time to time, third parties have alleged, or may allege in the future, that our products and/or trademarks infringe upon their proprietary rights. We will evaluate any such claims and, where appropriate, may obtain or seek to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement, and we do not hold patent infringement insurance. Any claim, regardless of its merit, could be expensive, time consuming to defend and distract management from our business. Moreover, if our products or brands are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology or associated intellectual property rights on acceptable terms. A court determination that our brands, products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes or preclude our ability to use certain brands. In most circumstances, we are not indemnified for our use of a licensor’s intellectual property, if such intellectual property is found to be infringing. Any of the foregoing results could cause us to redesign our products or defend legal actions, which could cause us to incur substantial costs that could negatively affect our business, financial condition or results of operations.
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
Although we enter into non-disclosure agreements with employees, OEMs, distributors and others to protect our confidential information and trade secrets, we may be unable to prevent such parties from breaching these agreements with us and using our intellectual property in an unauthorized manner. If our efforts to protect our intellectual property are unsuccessful, or if a third party misappropriates our rights, our business may be adversely affected. Defending our intellectual property rights can be very expensive and time consuming, and there is no assurance that we will be successful.
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
Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the National Highway Traffic Safety Administration, the U. S. Consumer Product Safety Commission and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, on October 12, 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products shipped before September 9, 2016. Most recently, we announced a recall of approximately 2,460 of Fox's Harley-Davidson specific aftermarket motorcycle shock absorbers. In addition to the direct costs related to these or other recalls, in the future, we may be forced to undertake such recalls which could adversely affect our aftermarket and OEM sales if we or our OEM customer do not have a replacement for such recalled product ready in a timely manner. Such recall events could also adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in and could give rise to product liability claims against us, which could adversely affect our brand image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from any product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
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

As of June 30, 2017, we had $100.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of June 30, 2017, we had $64.9 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $64.9 million of variable interest rate indebtedness that was outstanding as of June 30, 2017, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million change to our interest expense for the three months ended June 30, 2017.

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

In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, expiration of favorable tax holidays in foreign jurisdictions, and the discovery of new information in the course of our tax return preparation process. Since 2016, we have asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries. If circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States or the United States taxes our indefinitely invested foreign earnings, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. There are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial condition or performance.

We are subject to certain risks in our manufacturing and in the testing of our products.
As of June 30, 2017, we employed approximately 1,700 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Moreover, certain of our customer contracts require us to comply with the standards of voluntary standard-setting organizations, such as the United States Consumer Product Safety Commission, the National Highway Traffic Safety Administration, and the European Committee for Standardization (CEN). Failure to comply with the voluntary requirements of such organizations could result in the loss of certain customer contracts, which could have an adverse effect on our business, financial condition or results of operations.
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

Federal, state, local, foreign and international laws and regulations relating to land-use, and noise and air pollution may have a negative impact on our future sales and results of operations.
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
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those which are "single-source" suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input or an equivalent substitute. We do not maintain long term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. If we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the United States or in Taiwan, our business, financial condition or results of operations could be materially and adversely impacted.
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

Regulations related to conflict minerals may force us to continue to incur additional expenses and otherwise adversely impact our business.
The SEC rules regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo ("DRC"), or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. As a public company, we are required to comply with the reporting obligations annually. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The effect of such rules on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if our due diligence procedures do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, these rules could have a material adverse effect on our business, results of operations or financial condition.
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
We are subject to government mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, has passed regulations increasing minimum wage rates from $9.00 per hour to $10.00 per hour, effective January 1, 2016. Additionally, on March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, the minimum wage increased to $10.50 per hour effective January 1, 2017, and then will gradually increase each calendar year through 2022 when it will reach $15.00 per hour. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations.
We maintain a self-insured healthcare plan for our employees based in the United States. We have insurance coverage in place for individual claims above a specified amount in any year. Inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Continued increases in our employee costs could adversely affect our earnings, financial condition and liquidity.
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
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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
Section 404 of the Sarbanes Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm has not been required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act because we are an "emerging growth company," however we expect to become a large accelerated filer effective for 2017 fiscal year end and as such will no longer be afforded exemption from the attestation requirement.
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
As we transition from our status as “an emerging growth company,” we may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff, which will increase our administrative costs. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $37.60 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
In addition, in recent years, the stock market has experienced significant price fluctuations. Fluctuations in the stock market generally or with respect to companies in our industry could cause the trading price of our common stock to fluctuate for reasons unrelated to our business, operating results or financial condition. Further, some companies that have had volatile market prices for their securities have had securities class actions filed against them. A lawsuit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.
Future issuances and sales of our shares, or the perception that such sales may occur, could cause our stock price to decline.
The issuance of additional shares of our common stock could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock.
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,429,110 of which shares were outstanding as of June 30, 2017. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions or otherwise. In March 2015 we filed a Shelf Registration Statement on Form S-3 with the SEC to enable us, and certain of our stockholders, to quickly go to market should we, or certain of our stockholders, wish to sell our common stock, or additionally, in our case, certain other debt instruments.
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
Through 2017, we are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" and "say-when-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We expect to become a large accelerated filer effective for reports filed in 2018, including our 2017 annual report on Form 10-K, and as such, we will no longer be permitted to provide reduced disclosure.

We cannot determine whether investors have found our common stock less attractive to the extent we have relied on these exemptions or whether increased disclosure in 2018 will improve the attractiveness of and expand the active market for our common stock.
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
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, (together, our "Charter Documents"), as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:
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
•provide that no action be taken by stockholders by written consent;
•provide that special meetings of our stockholders may be called only by our Board of Directors, our Chairperson of the Board of Directors, our Lead Director (if we do not have a Chairperson or the Chairperson is disabled), our Chief Executive Officer or our President (in the absence of a Chief Executive Officer);
•require supermajority stockholder voting for our stockholders to effect certain amendments to our Charter Documents; and
•establish advance notice requirements for nominations for elections to our Board of Directors or for proposing other matters that can be acted upon by stockholders at stockholder meetings.
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, ("DGCL"), which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an "interested" stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our board of directors prior to the date the stockholder became interested, (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans) or (iii) the business combination must be approved by our board of directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
4/1 - 5/5	30,683	$29.65	—	$32,052,500
5/6 - 6/2	16,462	$32.30	—	$32,052,500
6/3 - 6/30	30,196	$35.60	—	$32,052,500
Total	77,341	$32.54	—	$32,052,500

(1) Includes shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
(2) On February 25, 2016, the Company's Board of Directors authorized a stock repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expires on December 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Fox Factory Holding Corp. 2013 Omnibus Incentive Plan (as amended by the First Amendment, approved by stockholders on May 4, 2017)	8-K	001-36040	May 8, 2017

10.2	Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 12, 2017				X

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
August 3, 2017		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)