Form 10-Q
period 2017-09-29
FOX FACTORY HOLDING CORP
filed 2017-11-01
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017, there were 37,542,051 shares of the Registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	September 29,	December 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$36,763	$35,280
Accounts receivable (net of allowances of $519 and $397 at September 29, 2017 and December 30, 2016, respectively)	69,262	61,617
Inventory	91,962	71,243
Prepaids and other current assets	15,611	14,772
Total current assets	213,598	182,912
Property, plant and equipment, net	37,515	32,262
Deferred tax assets	11,232	4,082
Goodwill	57,878	57,781
Intangibles, net	55,839	57,855
Other assets	590	708
Total assets	$376,652	$335,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,326	$36,240
Accrued expenses	27,306	34,435
Reserve for uncertain tax positions	6,872	7,204
Current portion of long-term debt	4,567	3,625
Current portion of contingent consideration	—	5,532
Total current liabilities	86,071	87,036
Long-term debt, less current portion	59,397	63,058
Deferred rent	614	569
Total liabilities	146,082	150,663
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of September 29, 2017 and December 30, 2016	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,404 shares issued and 37,514 outstanding as of September 29, 2017; 37,781 shares issued and 36,891 outstanding as of December 30, 2016	38	37
Additional paid-in capital	111,794	108,049
Treasury stock, at cost; 890 common shares as of September 29, 2017 and December 30, 2016	(13,754)	(13,754)
Accumulated other comprehensive loss	(632)	(2,193)
Retained earnings	133,124	92,798
Total stockholders’ equity	230,570	184,937
Total liabilities and stockholders’ equity	$376,652	$335,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$127,399	$109,011	$354,540	$291,522
Cost of sales	84,802	74,125	239,172	199,191
Gross profit	42,597	34,886	115,368	92,331
Operating expenses:
Sales and marketing	6,914	6,417	20,574	19,447
Research and development	5,547	4,724	15,011	13,698
General and administrative	9,061	7,129	25,263	20,159
Amortization of purchased intangibles	697	712	2,089	2,289
Fair value adjustment of contingent consideration and acquisition-related compensation	—	818	1,447	4,681
Total operating expenses	22,219	19,800	64,384	60,274
Income from operations	20,378	15,086	50,984	32,057
Other expense, net:
Interest expense	602	555	1,696	1,515
Other (income) expense, net	(181)	(507)	285	365
Other expense, net	421	48	1,981	1,880
Income before income taxes	19,957	15,038	49,003	30,177
Provision for income taxes	3,885	1,354	8,677	4,315
Net income	$16,072	$13,684	$40,326	$25,862
Earnings per share:
Basic	$0.43	$0.37	$1.08	$0.70
Diluted	$0.41	$0.36	$1.04	$0.69
Weighted average shares used to compute earnings per share:
Basic	37,474	36,777	37,312	36,774
Diluted	38,817	37,786	38,700	37,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income	$16,072	$13,684	$40,326	$25,862
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax effects	345	(187)	1,561	605
Other comprehensive (income) loss	345	(187)	1,561	605
Comprehensive income	$16,417	$13,497	$41,887	$26,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the nine months ended
	September 29, 2017	September 30, 2016
OPERATING ACTIVITIES:
Net income	$40,326	$25,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,325	6,612
Stock-based compensation	6,600	4,621
Deferred taxes	(7,135)	(4,481)
Change in fair value of contingent consideration	(150)	239
Cost of goods on acquired inventory step up	—	159
Changes in operating assets and liabilities:
Accounts receivable	(6,531)	(14,145)
Inventory	(19,844)	(9,356)
Income taxes payable	3,791	107
Prepaids and other assets	(2,981)	(4,900)
Accounts payable	10,128	6,393
Accrued expenses and deferred rent	(9,498)	133
Net cash provided by operating activities	22,031	11,244
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,141)	(9,007)
Purchase of intangible assets	(84)	(198)
Net cash used in investing activities	(10,225)	(9,205)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	29,500
Payments on line of credit	—	(12,500)
Payment of contingent consideration liability	(5,382)	(6,889)
Proceeds from issuance of debt, net of origination fees of $286	—	9,222
Repayment of debt	(2,812)	(2,584)
Repurchase of common stock	—	(7,948)
Cash from stock compensation program, net	(2,854)	(1,183)
Net cash (used in) provided by financing activities	(11,048)	7,618
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	725	(908)
CHANGE IN CASH AND CASH EQUIVALENTS	1,483	8,749
CASH AND CASH EQUIVALENTS—Beginning of period	35,280	6,944
CASH AND CASH EQUIVALENTS—End of period	$36,763	$15,693

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$11,946	$11,423
Interest	$1,485	$1,236
Non-cash financing activity:
Refinancing of line of credit to term debt	$—	$18,500
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S.") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results expected for the full fiscal year.
The Company operates on a 52-53 week fiscal calendar. For 2017 and 2016, the Company's fiscal year will end or has ended on December 29, 2017 and December 30, 2016, respectively. The three and nine month periods ended September 29, 2017 and September 30, 2016 each included 13 weeks and 26 weeks.
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

Reclassifications - Certain non-vendor liabilities have been reclassified from accounts payable to accrued expenses in the December 30, 2016 condensed consolidated balance sheet and the condensed consolidated statement of cash flows for the nine months ended September 30, 2016 in order to more accurately reflect the nature of the liability on a basis consistent with the financial statements as of and for the period ended September 29, 2017.

2. Inventory
Inventory consisted of the following:

	September 29,	December 30,
	2017	2016
Raw materials	$57,815	$46,679
Work-in-process	3,554	1,929
Finished goods	30,593	22,635
Total inventory	$91,962	$71,243

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	September 29,	December 30,
	2017	2016
Machinery and manufacturing equipment	$31,792	$28,752
Information systems, office equipment and furniture	5,889	7,449
Internal use computer software	8,224	5,337
Transportation equipment	3,050	2,531
Building and land	5,795	4,358
Leasehold improvements	8,391	8,083
Total	63,141	56,510
Less: accumulated depreciation and amortization	(25,626)	(24,248)
Property, plant and equipment, net	$37,515	$32,262

4. Accrued Expenses
Accrued expenses consisted of the following:

	September 29,	December 30,
	2017	2016
Payroll and related expenses	$10,861	$10,717
Management earn-out	—	6,421
Warranty	5,133	4,593
Income tax payable	6,276	4,490
Other accrued expenses	5,036	8,214
Total	$27,306	$34,435
Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Beginning warranty liability	$5,077	$4,198	$4,593	$3,914
Charge to cost of sales	992	1,155	4,045	3,349
Costs incurred	(936)	(1,051)	(3,505)	(2,961)
Ending warranty liability	$5,133	$4,302	$5,133	$4,302

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
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At September 29, 2017, the one month LIBOR and prime rates were 1.24% and 4.25%, respectively. At September 29, 2017, our weighted average interest rate on outstanding borrowing was 2.83%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 29, 2017.
The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	September 29,	December 30,
	2017	2016
Amount outstanding	$—	$—
Available borrowing capacity	$100,000	$100,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021
As of September 29, 2017, future principal payments for long-term debt, including the current portion, are summarized as follows:

For fiscal year:
2017 (remaining three months)	$938
2018	5,156
2019	5,625
2020	7,031
2021	45,625
Total	64,375
Debt issuance cost	(411)
Long-term debt, net of issuance cost	63,964
Less: current portion	(4,567)
Long-term debt less current portion	$59,397

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

Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016.  That lawsuit alleges patent infringement of U.S patent number 9,291,250 ("'250 Patent"). The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U.S. Patent and Trademark Appeals Board ("PTAB"), for three separate Interparties Reviews ("IPR") of the '027 Patent and for an IPR of the '250 Patent.  All of the Company-filed IPRs of the '027 patent have been instituted for trial by the PTAB and the IPR of the ‘250 patent is pending institution.  In addition to instituting the Company’s IPR Petitions, the PTAB stayed a third party ex-parte re-exam of SRAM’s ‘027 Patent.

In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company-owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging SRAM’s infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009.

The SRAM lawsuits against the Company have been stayed by the Court in Illinois pending a PTAB determination in the Company-filed SRAM patent reviews. Meanwhile the Company-filed lawsuits have moved forward as scheduled by the courts. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the condensed consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.

The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other Commitments - In 2017, the Company paid $5,382 for contingent consideration and $7,898 ($10,500 Canadian dollars) for acquisition-related compensation, associated with two business combinations that were consummated in 2014. No other material contractual obligation has changed since the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2016, as filed with the SEC on March 1, 2017.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

7. Fair Value Measurements
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	September 29, 2017				December 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit facility	$—	$63,964	$—	$63,964	$—	$66,683	$—	$66,683
Contingent consideration	—	—	—	—	—	—	5,532	5,532
Total liabilities measured at fair value	$—	$63,964	$—	$63,964	$—	$66,683	$5,532	$72,215

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the nine month period ended September 29, 2017 and the twelve month period ended December 30, 2016.
The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of September 29, 2017 and December 30, 2016, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
The Company measured its contingent consideration liability arising from a prior acquisition using Level 3 inputs not observed in the market. The contingent consideration liability is associated with the achievement of adjusted EBITDA targets, and is estimated at each balance sheet date by considering among other factors, the acquired company's projected or actual results.  The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition-related compensation in the accompanying condensed consolidated statements of income for the nine months ended September 29, 2017.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability measured at fair value using Level 3 inputs:

Contingent consideration liability (level 3 measurement)
Balance at December 30, 2016	$5,532
Change in fair value	(150)
Payment of contingent consideration liability	(5,382)
Balance at September 29, 2017	$—

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
In November 2016, the Company closed another secondary offering, whereby the selling stockholders, including Compass, sold an additional 4,025 shares of the Company's common stock at a price of $20.51 per share, less underwriting discounts and commissions. The total shares sold include 525 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders.
In March 2017, the Company closed another secondary offering, whereby the selling stockholders, including Compass, sold an additional 5,574 shares of the Company's common stock at a price of $26.65 per share, less underwriting discounts and commissions. The total shares sold include 466 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. As a result of the March 2017 secondary offering, Compass no longer holds any equity interest in the Company.
The Company incurred approximately $113 of expenses in connection with the secondary offerings during the nine months ended September 29, 2017. The Company incurred approximately $179 and $428 of expenses in connection with the offerings during the three and nine months ended September 30, 2016, respectively.
At September 29, 2017, $32,052 remains available for repurchase under the 2016 Repurchase Program. The Company has repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015.

Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Cost of sales	$99	$31	$278	$105
Sales and marketing	151	144	420	446
Research and development	127	84	305	266
General and administrative	1,934	1,270	5,597	3,804
Total	$2,311	$1,529	$6,600	$4,621

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the nine months ended September 29, 2017.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2016	811	$16.53
Granted	404	$31.26
Forfeited	(47)	$16.13
Vested	(362)	$16.90
Unvested at September 29, 2017	806	$23.76

During the nine months ended September 29, 2017, 407 shares of common stock were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $2,260. Options to purchase 9 and 14 shares of common stock were expired and forfeited, respectively, during the nine months ended September 29, 2017. As of September 29, 2017, stock-based compensation expense related to stock options has been fully recognized.
As of September 29, 2017, the Company had approximately $15,292 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.73 years.

9. Income Taxes

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Provision for income taxes	$3,885	$1,354	$8,677	$4,315
Effective tax rates	19.5%	9.0%	17.7%	14.3%
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
For the three and nine months ended September 29, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates on permanently reinvested earnings of the Company's foreign subsidiaries and $1,190 and $5,212, respectively, from excess benefits related to the exercise of stock options and vesting of RSUs. These benefits were partially offset by state taxes and the impact of non-deductible costs.
For the three and nine months ended September 30, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign rates on permanently reinvested earnings of the Company's foreign subsidiaries, the reversal of certain tax reserves as a result of the conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits and from the expiration of the statute of limitations in certain jurisdictions, the benefit of excess deductions on stock-based compensation, tax credits, and the benefit of cumulative translation losses upon the sale of the net assets of the Taiwan branch to Fox Switzerland. Tax credits that contributed to the favorable effective tax rate include a state tax credit of $488, net of federal taxes, for the achievement of employment and investment milestones in connection with the expansion of the Company's facility in El Cajon, California. These benefits were partially offset by state taxes and the impact of non-deductible costs.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company's federal tax returns for 2013 forward, state tax returns for 2012 forward, and foreign tax returns from 2014 forward are subject to examination by tax authorities. The Company's 2015 federal tax return is currently under examination by the Internal Revenue Service ("IRS") regarding the deductibility of amortization and depreciation deductions which were incurred as a result of the acquisition of the Company in 2008, among other issues. The Company believes it is reasonably possible that as a result of the IRS' examination, its federal and state uncertain tax position will be resolved in the next twelve months. Considering that this examination is in its early stages, the Company is currently unable to predict the outcome of the audit.
The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three and nine months ended September 29, 2017 or September 30, 2016.

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
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income	$16,072	$13,684	$40,326	$25,862
Weighted average shares used to compute basic earnings per share	37,474	36,777	37,312	36,774
Dilutive effect of employee stock plans	1,343	1,009	1,388	973
Weighted average shares used to compute diluted earnings per share	38,817	37,786	38,700	37,747
Earnings per share:
Basic	$0.43	$0.37	$1.08	$0.70
Diluted	$0.41	$0.36	$1.04	$0.69
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the three and nine months ended September 29, 2017 and September 30, 2016, as none of these shares would have been antidilutive.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
North America	$75,170	$59,389	$212,157	$158,616
Asia	27,081	26,752	77,177	72,682
Europe	22,812	21,996	59,554	57,715
Rest of the world	2,336	874	5,652	2,509
Total sales	$127,399	$109,011	$354,540	$291,522

Previously, the Company reported sales to U.S. customers on a standalone basis, while sales to customers in the rest of North America were included under the rest of the world caption. The Company has determined that the markets in North America share common economic characteristics and as such has combined sales to all North American countries, reclassifying our previously reported sales for the three and nine month periods ended September 30, 2016 for comparability.
The following table summarizes total sales by product category:

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Bike products	$66,831	$61,372	$183,878	$169,499
Power vehicle products	60,568	47,639	170,662	122,023
Total sales	$127,399	$109,011	$354,540	$291,522
The Company’s long-lived assets by geographic location are as follows:

	September 29,	December 30,
	2017	2016
United States	$33,007	$29,344
International	4,508	2,918
Total long-lived assets	$37,515	$32,262

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

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by Mr. Robert Fox. Rent expense under this lease was $179 and $658 for the three and nine months ended September 30, 2016, respectively, and $179 and $536 for the three and nine months ended September 29, 2017, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, as filed with the Securities and Exchange Commission ("SEC") on March 1, 2017 and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
Unless stated otherwise or as the context otherwise requires, the terms “Company,” “FOX,” “we,” “us,” and “our” refer to Fox Factory Holding Corp. and its wholly owned operating subsidiaries, on a consolidated basis.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance which involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors discussed in the section "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, as filed with the SEC on March 1, 2017, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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
Seasonality
Certain portions of our business are seasonal. In two of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and the highest during our third quarter of the year. For example, our sales in our first and third quarters of 2016 represented 20% and 27% of our total sales for the year, respectively. We believe this historic seasonality was due to the delivery of new products. We anticipate that the diversification of our product mix will result in less seasonality in 2017 and future years.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$127,399	$109,011	$354,540	$291,522
Cost of sales	84,802	74,125	239,172	199,191
Gross profit	42,597	34,886	115,368	92,331
Operating expenses:
Sales and marketing	6,914	6,417	20,574	19,447
Research and development	5,547	4,724	15,011	13,698
General and administrative	9,061	7,129	25,263	20,159
Amortization of purchased intangibles	697	712	2,089	2,289
Fair value adjustment of contingent consideration and acquisition-related compensation	—	818	1,447	4,681
Total operating expenses	22,219	19,800	64,384	60,274
Income from operations	20,378	15,086	50,984	32,057
Other expense, net:
Interest expense	602	555	1,696	1,515
Other (income) expense, net	(181)	(507)	285	365
Other expense, net	421	48	1,981	1,880
Income before income taxes	19,957	15,038	49,003	30,177
Provision for income taxes	3,885	1,354	8,677	4,315
Net income	$16,072	$13,684	$40,326	$25,862

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	68.0	67.5	68.3
Gross profit	33.4	32.0	32.5	31.7
Operating expenses:
Sales and marketing	5.4	5.9	5.8	6.7
Research and development	4.4	4.3	4.2	4.7
General and administrative	7.1	6.5	7.1	6.9
Amortization of purchased intangibles	0.5	0.7	0.6	0.8
Fair value adjustment of contingent consideration and acquisition-related compensation	—	0.8	0.4	1.6
Total operating expenses	17.4	18.2	18.1	20.7
Income from operations	16.0	13.8	14.4	11.0
Other expense, net:
Interest expense	0.5	0.5	0.5	0.5
Other (income) expense, net	(0.1)	(0.5)	0.1	0.1
Other expense, net	0.4	—	0.6	0.6
Income before income taxes	15.6	13.8	13.8	10.4
Provision for income taxes	3.0	1.2	2.4	1.5
Net income	12.6%	12.6%	11.4%	8.9%

Three months ended September 29, 2017, compared to three months ended September 30, 2016
Sales

	For the three months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Bike products	$66.8	$61.4	$5.4	8.8%
Power vehicle products	60.6	47.6	13.0	27.3%
Total sales	$127.4	$109.0	$18.4	16.9%
Sales for the three months ended September 29, 2017 increased approximately $18.4 million, or 16.9%, compared to the three months ended September 30, 2016. The sales increase reflects a 27.3% increase in powered vehicle products and a 8.8% increase in bike products for the three months ended September 29, 2017 compared to the same prior year period. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products, including increased OEM sales. The increase in bike product sales is primarily due to the success of our current bike product lines and favorable spec positions with certain high-growth OEMs.
Cost of sales

	For the three months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Cost of sales	$84.8	$74.1	$10.7	14.4%
Cost of sales for the three months ended September 29, 2017 increased approximately $10.7 million, or 14.4%, compared to the three months ended September 30, 2016. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements and efficiencies.
For the three months ended September 29, 2017, our gross margin increased 140 basis points to 33.4% compared to 32.0% for the three months ended September 30, 2016. The increase in our gross profit margin was attributable primarily to favorable product and customer mix and improved manufacturing efficiencies.
Operating expenses

	For the three months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$6.9	$6.5	$0.4	6.2%
Research and development	5.5	4.7	0.8	17.0
General and administrative	9.1	7.1	2.0	28.2
Amortization of purchased intangibles	0.7	0.7	—	—
Fair value adjustment of contingent consideration and acquisition-related compensation	—	0.8	(0.8)	(100.0)
Total operating expenses	$22.2	$19.8	$2.4	12.1%
Total operating expenses for the three months ended September 29, 2017 increased approximately $2.4 million, or 12.1%, versus the same period in 2016. When expressed as a percentage of sales, operating expenses decreased to 17.4% of sales for the three months ended September 29, 2017 compared to 18.2% of sales in the same period in 2016.

Within operating expenses, our sales and marketing expenses increased approximately $0.4 million primarily due to an increase in employee-related expenses to support the growth of our products and brands. Research and development increased approximately $0.8 million primarily due to investments in employee-related expenses aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $2.0 million, primarily due to an increase in incentive and stock-based compensation. Our general and administrative expenses included $1.3 million associated with ongoing patent litigation activities involving a bike industry competitor, compared with $0.8 million in the same period in 2016.
During the first quarter of 2017, all acquisition-related compensation arrangements concluded and contingent consideration payment calculations were finalized. Accordingly, we incurred no expense in this area during the three months ended September 29, 2017, compared to $0.8 million in the same period in 2016.
Income from operations

	For the three months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Income from operations	$20.4	$15.1	$5.3	35.1%
As a result of the factors discussed above, income from operations for the three months ended September 29, 2017 increased approximately $5.3 million, or 35.1%, compared to income from operations for the three months ended September 30, 2016.
Other expense, net

	For the three months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.6	$0.6	$—	—%
Other (income) expense, net	(0.2)	(0.5)	0.3	(60.0)
Other expense, net	$0.4	$0.1	$0.3	300.0%
Other expense, net for the three months ended September 29, 2017 increased by approximately $0.3 million to $0.4 million compared to $0.1 million for the three months ended September 30, 2016 due to a $0.3 million decrease in other income, net.
Income taxes

	For the three months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Provision for income taxes	$3.9	$1.4	$2.5	178.6%
The effective tax rates were 19.5% and 9.0% for the three months ended September 29, 2017 and September 30, 2016, respectively.
For the three months ended September 29, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower tax rates in foreign jurisdictions where we do business and a $1.2 million benefit from excess deductions on the exercise of stock options and vesting of RSUs, partially offset by state taxes and the impact of non-deductible costs.

For the three months ended September 30, 2016, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from the lower foreign tax rates and the reversal of certain tax reserves as a result of the favorable conclusion of the Company's 2011 and 2012 California Franchise Tax Board audits. Additionally, we benefited from tax credits and benefited from the domestic production activity deduction. We recognized a state tax credit of $0.5 million, net of federal taxes, for the achievement of employment and investment milestones in connection with expansion of the Company's facility in El Cajon, California. The benefits to the effective tax rate were partially offset by state taxes.
The effective tax rate for the three months ended September 29, 2017 increased as a result of a 33% increase in pre-tax income, while the net amount of benefits recognized solely within the quarter of occurrence, such as excess stock-compensation tax benefits and release of tax reserves, remained relatively constant, thus representing a smaller percentage of pre-tax income. Additionally, we have experienced high revenue and income growth in markets with relatively high marginal tax rates, and we incurred higher, non-creditable withholding taxes on royalties and commissions paid by certain foreign jurisdictions.
Net income

	For the three months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Net income	$16.1	$13.7	$2.4	17.5%
As a result of the factors described above, our net income increased $2.4 million, or 17.5%, to $16.1 million in the three months ended September 29, 2017 from $13.7 million for the three months ended September 30, 2016.
Nine months ended September 29, 2017, compared to nine months ended September 30, 2016

	For the nine months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Bike products	$183.9	$169.5	$14.4	8.5%
Power vehicle products	170.7	122.0	48.7	39.9
Total sales	$354.6	$291.5	$63.1	21.6%
Sales for the nine months ended September 29, 2017 increased approximately $63.1 million, or 21.6%, compared to the same period in 2016. The sales increase reflects a 39.9% increase in powered vehicle products and an 8.5% increase in bike products for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products, including increased OEM sales. The increase in bike product sales is primarily due to the success of our current bike product lines and favorable spec positions with certain high-growth OEMs.
Cost of sales

	For the nine months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Cost of sales	$239.2	$199.2	$40.0	20.1%
Cost of sales for the nine months ended September 29, 2017 increased approximately $40.0 million, or 20.1%, compared to the nine months ended September 30, 2016. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements and efficiencies.
For the nine months ended September 29, 2017, our gross margin increased 80 basis points to 32.5% compared to 31.7% for the nine months ended September 30, 2016. The increase in our gross profit margin was attributable primarily to manufacturing efficiencies.

Operating expenses

	For the nine months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$20.6	$19.4	$1.2	6.2%
Research and development	15.0	13.7	1.3	9.5
General and administrative	25.3	20.2	5.1	25.2
Amortization of purchased intangibles	2.1	2.3	(0.2)	(8.7)
Fair value adjustment of contingent consideration and acquisition-related compensation	1.4	4.7	(3.3)	(70.2)
Total operating expenses	$64.4	$60.3	$4.1	6.8%
Total operating expenses for the nine months ended September 29, 2017 increased approximately $4.1 million, or 6.8%, over the nine months ended September 30, 2016. When expressed as a percentage of sales, operating expenses decreased to 18.1% of sales for the nine months ended September 29, 2017 compared to 20.7% of sales in the nine months ended September 30, 2016.
Within operating expenses, our sales and marketing expenses increased approximately $1.2 million primarily due to an increase in employee-related expenses to support the growth of our products and brands. Research and development expenses increased approximately $1.3 million primarily due to investments in employee-related expenses aimed at developing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $5.1 million primarily due to an increase in incentive and stock-based compensation. Our general and administrative expenses included $3.2 million associated with ongoing patent litigation activities involving a bike industry competitor, compared with $1.9 million in the same period in 2016.
During the first quarter of 2017, all acquisition-related compensation arrangements concluded and contingent consideration payment calculations were finalized. Accordingly, we incurred no expense after the first quarter of fiscal 2017 which resulted in a $3.3 million decrease in the expense for the nine months ended September 29, 2017 compared to the same period in 2016.
Income from operations

	For the nine months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Income from operations	$51.0	$32.1	$18.9	58.9%
As a result of the factors discussed above, income from operations for the nine months ended September 29, 2017 increased approximately $18.9 million, or 58.9%, compared to income from operations for the nine months ended September 30, 2016.
Other expense, net

	For the nine months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.7	$1.5	$0.2	13.3%
Other expense (income), net	0.3	0.4	(0.1)	(25.0)
Other expense, net	$2.0	$1.9	$0.1	5.3%
Other expense, net for the nine months ended September 29, 2017 increased by approximately $0.1 million to $2.0 million for the nine months ended September 29, 2017, compared to $1.9 million for the nine months ended September 30, 2016 due to a $0.2 million increase in interest expense.

Income taxes

	For the nine months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Provision for income taxes	$8.7	$4.3	$4.4	102.3%
The effective tax rates were 17.7% and 14.3% for the nine months ended September 29, 2017 and September 30, 2016, respectively.
For the nine months ended September 29, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower tax rates in foreign jurisdiction where we do business and a $5.2 million benefit from excess deductions on the exercise of stock options and vesting of RSUs, partially offset by state taxes and non-deductible costs.
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
The effective tax rate for the nine months ended September 29, 2017 increased primarily as a result of a 62% increase in pre-tax income, while the net amount of benefits recognized solely within the quarter of occurrence, such as excess stock-compensation tax benefits and release of tax reserves, remained relatively constant. Additionally, we have experienced high revenue and income growth in markets with relatively high marginal tax rates, and we incurred higher, non-creditable withholding taxes on royalties paid by certain foreign jurisdictions.
The net amount of benefits recognized solely within the period of occurrence, such as excess stock-compensation tax benefits and release of tax reserves, increased by approximately $2.5 million, from $3.5 million in 2016 to $6.0 million in 2017, representing 12% of pre-tax income in both nine month periods.
Net income

	For the nine months ended
(in millions)	September 29, 2017	September 30, 2016	Change ($)	Change (%)
Net income	$40.3	$25.9	$14.4	55.6%
As a result of the factors described above, our net income increased $14.4 million, or 55.6%, to $40.3 million in the nine months ended September 29, 2017 from $25.9 million for the nine months ended September 30, 2016.

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
As of September 29, 2017, we held $11.8 million of our $36.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S. for which we have asserted indefinite reinvestment of earnings. Such subsidiaries are indebted to the U.S. based operations for a total of $14.2 million. Intercompany indebtedness can be remitted net of $1.1 million of foreign withholding tax, which can generally be credited toward certain U.S. taxes payable, and thus would not result in incremental income tax expense. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location. Similar protections against currency fluctuations could be provided by derivative contracts, or alternate intercompany borrowing arrangements, should our liquidity requirements in the U.S. result in acceleration of the payment of intercompany liabilities by our foreign subsidiaries. We believe that the combination of our existing U.S. cash and cash equivalent balances and future U.S. operating cash flows are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations for the foreseeable future.

If we should require more capital in the U.S. than is generated by our domestic operations, for example to fund significant discretionary activities such as domestic business acquisitions and stock repurchases, we could elect to repatriate future earnings from foreign jurisdictions, utilize our existing credit facility, or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense or dilution of our earnings. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the U.S. is taxed and no foreign tax credit is available to offset the U.S. tax liability.
A summary of our operating, investing and financing activities are shown in the following table:

	For the nine months ended
(in thousands)	September 29, 2017	September 30, 2016
Net cash provided by operating activities	$22,031	$11,244
Net cash used in investing activities	(10,225)	(9,205)
Net cash (used in) provided by financing activities	(11,048)	7,618
Effect of exchange rate changes on cash	725	(908)
Increase in cash and cash equivalents	$1,483	$8,749
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, changes in deferred income taxes, recognition of acquired inventory step up adjustments, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the nine months ended September 29, 2017, cash provided by operating activities was $22.0 million and consisted of net income of $40.3 million plus non-cash items totaling $6.6 million less changes in operating assets and liabilities totaling $24.9 million. Non-cash items and other adjustments consisted of depreciation and amortization of $7.3 million, and stock-based compensation of $6.6 million, partially offset by a $7.1 million increase in deferred taxes. Our investment in operating assets and liabilities is primarily a result of an increase an increase in inventory of $19.8 million, an increase in accounts receivable of $6.5 million and a decrease in accrued expenses and deferred rent of $9.5 million, partially offset by increases in accounts payable of $10.1 million and income taxes payable of $3.8 million. The increase in inventory is a result stocking certain inventory items to allow for a shorter order-to-fulfillment cycle. The increase in accounts receivable and accounts payable are primarily due to the seasonal impact on working capital. The decrease in accrued expenses and deferred rent was primarily due to the payment of $7.9 million of acquisition-related compensation.
In the nine months ended September 30, 2016, cash provided by operating activities was $11.2 million and consisted of net income of $25.9 million plus non-cash items totaling $7.1 million less changes in operating assets and liabilities totaling $21.8 million. Non-cash items and other adjustments consisted of depreciation and amortization of $6.6 million, stock-based compensation of $4.6 million, fair value adjustments of contingent consideration of $0.2 million, and cost of goods on acquired inventory step up of $0.2 million, partially offset by a $4.5 million increase in deferred taxes. Our investment in operating assets and liabilities is a result of increases in accounts receivable, inventory and prepaid and other assets of $14.1 million, $9.3 million, and $4.9 million, respectively, partially offset by an increase in accounts payable of $6.4 million. The increase in accounts receivable, inventory and accounts payable are due to the seasonal impact on working capital.
Investing activities
Cash used in investing activities relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment. In the nine months ended September 29, 2017 and September 30, 2016, cash used in investing activities was $10.2 million and $9.2 million, respectively, which consisted primarily of purchases of property and equipment.
Financing activities
Cash used in or provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the nine months ended September 29, 2017, net cash used in financing activities was $11.0 million. We paid $5.4 million for the 2016 portion of our contingent consideration liability, $2.9 million in repurchases of our common stock as part of our restricted stock compensation program, net of $2.3 million of proceeds from the exercise of stock options, and $2.8 million in installments on our term debt.

In the nine months ended September 30, 2016, net cash provided by financing activities was $7.6 million. We received $26.2 million in financing under the Second Amended and Restated Credit Facility, including net proceeds of $17.0 million under our line of credit. On May 11, 2016, the line of credit and term loan were refinanced into a new $75.0 million term loan through an amendment and restatement of our Amended and Restated 2013 Credit Facility. As a result, we received $9.2 million in term debt proceeds. Additionally, the amount available under our line of credit was increased to $100.0 million. The increase in debt financing was partially offset by $7.9 million paid to repurchase 500,000 shares of our common stock under the Company's 2016 stock repurchase program authorized by our Board of Directors in February 2016, (the "2016 Repurchase Program"), $6.9 million paid for the 2015 portion of our contingent consideration liability, $2.6 million paid on our term debt, and $1.2 million of net repurchases of our common stock as part of our stock compensation program.

Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sports Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated Credit Facility provided a maturing secured "Term Loan" in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the Term Loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the Term Loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the Term Loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016, respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. Further technical amendments were made on August 11, 2016, and June 12, 2017. The Second Amended and Restated Credit Facility provided a maturing secured Term Loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.
The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, with both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of September 29, 2017.

Other Commitments
No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2016, as filed with the SEC on March 1, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2016, as filed with the SEC on March 1, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2017.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016.  That lawsuit alleges patent infringement of U.S. patent number 9,291,250 ("'250 Patent"). The Company believes the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U.S. Patent and Trademark Appeals Board ("PTAB"), for three separate Interparties Reviews ("IPR") of the '027 Patent and for an IPR of the '250 Patent.  All of the Company-filed IPRs of the '027 patent have been instituted for trial by the PTAB and the IPR of the ‘250 patent is pending institution.  In addition to instituting the Company’s IPR Petitions, the PTAB stayed a third party ex-parte re-exam of SRAM’s ‘027 Patent.

In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company-owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging SRAM’s infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009.

The SRAM lawsuits against the Company have been stayed by the Court in Illinois pending a PTAB determination in the Company filed SRAM patent reviews. Meanwhile, the Company-filed lawsuits have moved forward as scheduled by the courts. Due to the early stage of this lawsuit and the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the condensed consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.

The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties that are described herein. In addition to the risks and uncertainties discussed elsewhere, you should carefully consider the risks and uncertainties described below. If any of these risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
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
There can be no assurance, however, that we will be able to maintain or enhance the strength of our brands in the future. Our brands could be adversely impacted by, among other things:

•	failure to develop new products that are innovative, high in performance and reliable;

•	internal product quality control issues;

•	product quality issues on the bikes and powered vehicles on which our products are installed;

•	product recalls;

•	high profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);

•	negative publicity regarding our sponsored athletes;

•	high profile injury or death of one of our sponsored athletes;

•	inconsistent uses of our brand and our other intellectual property assets, as well as failure to protect our intellectual property; and

•	changes in consumer trends and perceptions.
Any adverse impact on our brand could in turn negatively affect our business, financial condition or results of operations.

A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2016, approximately 56% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
Over the last several years, we transitioned the majority of our bike suspension component product manufacturing to our bike suspension component facility in Taichung, Taiwan. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and may continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our various facilities.
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
We have been, and may become subject to, intellectual property disputes that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®, to be utilized with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
We plan our manufacturing capacity based upon the forecasted demand for our products. In the OEM channel, our forecasts are based in large part on the number of our product specifications for new bikes and powered vehicles and on projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. If we incorrectly forecast demand, we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs, additional overtime, and costs associated with excess inventory, all of which in turn adversely impact our cost of sales and our gross margin. Economic weakness and uncertainty in the United States, Europe and other countries may make accurate forecasting particularly challenging.
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

Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the National Highway Traffic Safety Administration, the U.S. Consumer Product Safety Commission and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, on October 12, 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products shipped before September 9, 2016. Most recently, we announced a recall of approximately 2,460 of Fox's Harley-Davidson specific aftermarket motorcycle shock absorbers. In addition to the direct costs related to these or other recalls, in the future, we may be forced to undertake such recalls which could adversely affect our aftermarket and OEM sales if we or our OEM customer do not have a replacement for such recalled product ready in a timely manner. Such recall events could also adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to, product liability claims against us, which could adversely affect our brand image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from any product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
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
In the future, we and our subsidiaries may be able to incur substantial additional debt from further amendments to the Second Amended and Restated Credit Facility, additional lending sources subject to the restrictions contained in the Second Amended and Restated Credit Facility, or as a result of certain debt instruments described in our Shelf Registration Statement on Form S-3, which was filed with the SEC in March 2015.
As of September 29, 2017, we had $100.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.

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

If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of, and interest on existing indebtedness and our creditworthiness generally.
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
As of September 29, 2017, we had $64.0 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $64.0 million of variable interest rate indebtedness that was outstanding as of September 29, 2017, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million change to our interest expense for the three months ended September 29, 2017.
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
As of September 29, 2017, we employed approximately 1,800 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Moreover, certain of our customer contracts require us to comply with the standards of voluntary standard-setting organizations, such as the U.S. Consumer Product Safety Commission, the National Highway Traffic Safety Administration, and the European Committee for Standardization ("CEN"). Failure to comply with the voluntary requirements of such organizations could result in the loss of certain customer contracts, which could have an adverse effect on our business, financial condition or results of operations.
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
The products in our powered vehicles line are used in vehicles which are subject to numerous federal, state, local, foreign and international laws and regulations relating to noise and air pollution. Powered vehicles, and even bikes, have become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and Side-by-Side riding is not allowed in Zion National Park, among many other national and state parks. In addition, recreational snowmobiling has been restricted in some national parks and federal lands in Canada, the United States and other countries. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease and our business, financial condition or results of operations could suffer.
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
We are subject to government-mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, has passed regulations increasing minimum wage rates from $9.00 per hour to $10.00 per hour, effective January 1, 2016. Additionally, on March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, the minimum wage increased to $10.50 per hour effective January 1, 2017, and will gradually increase each calendar year through January 1, 2022, when it will reach $15.00 per hour. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations.
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

In May 2015, we began the process of implementing a global enterprise resource planning system ("ERP"). The pilot phase of the new ERP was completed in fiscal year 2016. Remaining operations will be phased in over the next few fiscal years. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
Our operations may be impaired if our information technology systems fail to perform adequately or if they are the subject of a data breach or cyber-attack.
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
We generate virtually all of our revenues from sales of performance suspension and ride dynamics products. Our beliefs regarding the outlook of the performance suspension product market come from qualitative data and limited sources, which may not be reliable. If our beliefs regarding the opportunities in the market for our products are incorrect or the number of consumers who we believe are willing to pay premium prices for well-designed, performance-oriented equipment in the markets in which we sell our products does not increase, or declines, we may fail to achieve future growth and our business, financial condition or results of operations could be negatively affected.
The obligations associated with being a public company require significant resources and management attention.
Section 404 of the Sarbanes Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under the Jumpstart Our Business Startups Act, as amended (the, "JOBS Act"), our independent registered public accounting firm has not been required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act because we are an "emerging growth company," however we expect to become a large accelerated filer effective for 2017 fiscal year end and as such will no longer be afforded exemption from the attestation requirement.
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
As we transition from our status as an emerging growth company, we may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff, which will increase our administrative costs. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $43.55 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,514,166 of which shares were outstanding as of September 29, 2017. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions or otherwise. In March 2015, we filed a Shelf Registration Statement on Form S-3 with the SEC to enable us, and certain of our stockholders, to quickly go to market should we, or certain of our stockholders, wish to sell our common stock, or additionally, in our case, certain other debt instruments.
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
Through 2017, we are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
For as long as we are an emerging growth company, as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" and "say-when-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We expect to become a large accelerated filer effective for reports filed in 2018, including our 2017 Annual Report on Form 10-K, and as such, we will no longer be permitted to provide reduced disclosure.

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
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws (together, our "Charter Documents"), as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:

•	authorize the issuance of "blank check" preferred stock that could be issued by our Board of Directors to discourage a takeover attempt;

•
establish a classified Board of Directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors be removed from office only for cause;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	provide that no action be taken by stockholders by written consent;

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
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, ("DGCL"), which generally prohibits a Delaware corporation from engaging in any broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an "interested" stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either: (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our Board of Directors prior to the date the stockholder became interested; (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans); or (iii) the business combination must be approved by our Board of Directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our Board of Directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Amended and Restated Certificate of Incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of our Company owed to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our Charter Documents; (iv) any action to interpret, apply, enforce or determine the validity of our Charter Documents; or (v) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 29, 2017:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
7/1 - 8/4	1,642	$37.70	—	$32,052,500
8/5 - 9/1	66,180	$37.60	—	$32,052,500
9/2 - 9/29	—	$—	—	$32,052,500
Total	67,822	$37.60	—	$32,052,500

(1) Includes shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
(2) On February 25, 2016, the Company's Board of Directors authorized the 2016 Repurchase Program for up to $40 million of the Company’s common shares outstanding. The 2016 Repurchase Program expires on December 31, 2017.

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
November 1, 2017		Zvi Glasman, Chief Financial Officer
(Principal Financial and Accounting Officer)