Form 10-K
period 2017-12-29
FOX FACTORY HOLDING CORP
filed 2018-02-27
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,245,969,518. As of February 21, 2018, there were 37,608,532 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We may make forward-looking statements in our U.S. Securities and Exchange Commission ("SEC") filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance which involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K are subject to numerous risks and uncertainties, including but not limited to risks related to:

•	our ability to develop new and innovative products in our current end-markets;

•	our ability to leverage our technologies and brand to expand into new categories and end-markets;

•	our ability to increase our aftermarket penetration;

•	our ability to accelerate international growth;

•	our exposure to exchange rate fluctuations;

•	the loss of key customers;

•	our ability to improve operating and supply chain efficiencies;

•	our ability to enforce our intellectual property rights;

•
our future financial performance, including our sales, cost of sales, gross profit or gross margins, operating expenses, ability to generate positive cash flow and ability to maintain our profitability;

•	our ability to maintain our premium brand image and high-performance products;

•	our ability to maintain relationships with the professional athletes and race teams we sponsor;

•	our ability to selectively add additional dealers and distributors in certain geographic markets;

•	the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences;

•	changes in demand for high-end suspension and ride dynamics products;

•	the loss of key personnel, management and skilled engineers;

•	our ability to successfully identify, evaluate and manage potential or completed acquisitions and to benefit from such acquisitions;

•	the outcome of pending litigation;

•	future disruptions in the operations of our manufacturing facilities;

•	our ability to adapt our business model to mitigate the impact of certain changes in tax laws including those enacted in the US in December 2017;

•	changes in the relative proportion of profit earned in the numerous jurisdictions in which we do business and in tax legislation, case law and other authoritative guidance in those jurisdictions;

•	products recalls and product liability claims; and

•	future economic or market conditions.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Annual Report on Form 10-K, the risks, uncertainties and other factors expressed or implied discussed in Item 1A, "Risk Factors" of this Annual Report on Form 10-K could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements.

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

Fox Factory Holding Corp.
FORM 10-K

PART I
ITEM 1. BUSINESS
Our company, Fox Factory Holding Corp., designs, engineers, manufactures and markets performance ride dynamics products for customers worldwide. Fox Factory Holding Corp. is the holding company of Fox Factory, Inc. As used herein, "Fox Factory," "FOX," the "Company," "we," "our," and similar terms refer to Fox Factory Holding Corp. and its subsidiaries, unless the context indicates otherwise. Our premium brand ride dynamics products, are used primarily on bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We define ride dynamics as the interplay between the rider, the vehicle and the terrain, and we offer unique solutions to improve performance and control. Some of our products are specifically designed and marketed to some of the leading action sports original equipment manufacturers ("OEMs"), while others are distributed directly to consumers through a global network of dealers and distributors.
Fox Factory, Inc., our operating subsidiary, was incorporated in California in 1978. Fox Factory Holding Corp. was incorporated in Delaware on December 28, 2007.
In August 2013, we completed an initial public offering ("IPO") of our common stock. Our common stock is traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol "FOXF."
Description of our business
We are a designer, manufacturer and marketer of performance ride dynamics products used primarily on bikes, Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We believe our products offer innovative design, performance, durability and reliability. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and a smoother ride while riding over rough terrain in varied environments. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes. We believe our products are generally sold at premium prices, which to us means manufacturer suggested retail sale prices that are generally in the upper quartile of their respective product categories.
We design our products for, and market our products to, some of the world’s leading action sports OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Santa Cruz Bicycles and Yeti Cycles in bikes and BRP, Ford, Toyota, Yamaha and Polaris in powered vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
Industry
We participate in large global markets for bikes and powered vehicles used by recreational and professional users. Today, our products for powered vehicles are used primarily on Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
We focus on premium-priced products within each of these categories, which we consider to be the high-end segment because of their higher retail sale prices, where we believe consumers prefer well-designed, performance-oriented equipment. We believe that ride dynamics products, which include suspension systems, as well as wheels, cranks, and other components, are critical to the performance of the bikes and powered vehicles in the product categories in which we focus and that technical features, component performance, product design, durability, reliability and brand recognition strongly influence the purchasing decisions of consumers. Over the past decade, there have been significant technological advances in materials and features that have increased product functionality and performance, allowing high-end suspension products to be adapted for use in additional end-markets and bike and powered vehicle categories.
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
 Over the last several years, we have developed multiple new products, such as the:

•
32, 34 and 36 Factory Series FLOAT FIT4, which reduces overall fork weight, provides external adjustability with our fourth-generation FOX Isolated Technology, closed-cartridge damper, and includes the self-adjusting negative chamber air spring for quieter operation and ease of adjustment;

•	The Grip fork damper, which focuses on all mountain and downhill performance, reduced friction and longer service intervals;

•	X2 technology utilized in our Factory Series FLOAT and DH rear shocks, which allows the rider to tune high and low speed compression and high and low speed rebound independently;

•	DPX2 rear shock technology that combines the character of our DPS damping and X2 damping circuits to provide a lightweight trail tuned adjustable shock;

•	Rhythm series fork products developed to address a lower price point offering without compromising proven FOX performance;

•
PODIUM Internal Bypass, introduced into the side-by-side market, which through its internal bypass technology, allows the vehicle to be plush on small bumps and deliver excellent chassis control while providing progressive bottoming resistance with each increment of travel used;

•
X2 technology utilized in our 2.5 PODIUM shocks for side-by-sides that feature high and low speed rebound adjustment, high and low speed compression adjustment, and a dual-rate spring for the rear shocks to allow drivers to tune for many different terrain types and driving styles; and

•	Semi-active and modal electronic controls for a variety of damper applications previously configured with manual adjustment knobs.
Strategic brand for OEMs, dealers and distributors
Through our strategic relationships, we are often sought out by our OEM customers and work closely with them to develop and design new products and product enhancements. We believe our collaborative approach and product development processes strengthen our relationships with our OEM customers. We believe consumers value our branded products when selecting performance bikes and powered vehicles, and as a result, OEMs purchase and incorporate our products in their bikes and powered vehicles in order to increase the sales of their premium-priced products. In addition, we believe the inclusion of our products on high-end bikes and powered vehicles reinforces our premium brand image which helps to drive our sales in the aftermarket channel where dealers and distributors sell our products to consumers.
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
Opportunistically expand our ride dynamics platform through acquisitions
Over the past several years, we have completed acquisitions which we believe enhance our business and strategically expand our product offerings. In 2014, we acquired the business of Sport Truck, a full-service distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. In 2014, we also acquired the businesses of Race Face/Easton. Known for its unique carbon technology, Race Face/Easton designs, manufactures, and distributes performance bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket. In 2015, we continued to expand our opportunities through the acquisition of certain assets of Marzocchi’s bike product lines. In November 2017, through our subsidiary FF U.S. Holding Corp. d/b/a ("Tuscany") we acquired the majority interest in the business of Flagship, Inc., a designer, manufacturer and distributor of premium aftermarket powered vehicle performance packages and personal-use specialty vehicles based on OEM vehicle chassis. The Company believes that this acquisition will accelerate the growth of its off-road and on-road truck products.
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
Improve operating and supply chain efficiencies
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. This transition has shortened production lead times to our bike OEM customers, improved supply chain efficiencies, and reduced manufacturing costs. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. We are currently pursuing a number of initiatives to improve efficiencies and achieve cost savings across our North American manufacturing locations.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and higher in the third or fourth quarter of the year. For example, our sales in our first and third quarters of 2017 represented 22% and 27% of our total sales for the year, respectively. In addition, acquisitions such as Tuscany will affect the seasonality of our business and product mix by quarter, therefore our 2017 sales are not necessarily reflective of the future.
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
Powered vehicles
Within the market for powered vehicle suspension components, we compete with several companies in different submarkets. We believe a significant competitor for suspension components in the snowmobile market is KYB (Kayaba Industry Co., Ltd.). Other suppliers of suspension components for snowmobiles include Öhlins Racing AB, Walker Evans Racing, Works Performance Products, Inc. and Penske Racing Shocks / Custom Axis, Inc. In the ATV and Side-by-Side markets, outside of captive OEM suppliers, we compete with ZF Sachs (ZF Friedrichshafen AG), Polaris and Walker Evans Racing for OEM business and Elka Suspension Inc., Öhlins Racing AB, Works Performance Products and Penske Racing Shocks / Custom Axis, Inc. for aftermarket business.

In the market for off-road and specialty vehicle suspension components, we believe our two biggest competitors are ThyssenKrupp Bilstein Suspension GmbH (commonly known as Bilstein) and King Shock Technology, Inc. (commonly known as King Shock). Other competitors include Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension and Rancho (Tenneco). In the market for suspension systems, or lift kits, we compete with TransAmerican Wholesale/Pro Comp USA, Rough Country Suspension Systems, TeraFlex, ReadyLIFT Suspension, Tuff Country EZ-Ride Suspension, and Rusty’s Off-Road. In the market for up-fitted vehicles, we compete with SCA Performance, Rocky Ridge Trucks, and DSI Custom Vehicles.
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
Bikes
As a result of our acquisitions in recent years, our bike product offerings have expanded and are used on a wide range of performance mountain bikes and road bikes. In each of the years ended December 29, 2017, December 30, 2016 and December 31, 2015, approximately 52%, 56% and 58%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike products are sold in three series: (i) our Performance series, designed for demanding, yet value-minded, enthusiasts; (ii) our Performance Elite series, designed for experienced enthusiasts and expert riders; and (iii) our Factory series, designed for maximum performance at a professional level.
We also offer mountain and road bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, utilizing our carbon technology.
Powered vehicles
In our powered vehicle product category, we offer premium products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. In each of the years ended December 29, 2017, December 30, 2016 and December 31, 2015, approximately 48%, 44% and 42%, respectively, of our sales were attributable to sales of products for powered vehicles.
Products for these vehicles are designed for trail riding, racing and performance. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our suspension component products in the powered vehicle category range from two-inch aluminum bolt-on shocks to our patented position sensitive internal bypass shocks. We also offer lift kits and aftermarket accessory packages, containing our suspension components, for use in trucks.
Research and development
Research and development is at the core of our product innovation and market leadership strategy. We have a growing team of engineers and technicians focused on designing innovative products and developing engineering-based solutions to enhance our product offerings. In addition, a large number of our other employees, many of whom use our products in their recreational activities, contribute to our research and development and product innovation initiatives. Their involvement in the development of new products ranges from participating in initial brainstorming sessions to test riding products in development. Product development also includes collaborating with OEM customers across end-markets, field testing by professional athletes and sponsored race teams and working with enthusiasts and other users of our products. This feedback helps us to develop innovative products which meet our demanding standards as well as the evolving needs of professional and recreational end users and to quickly commercialize these products.
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Research and development expense totaled approximately $20.2 million, $18.5 million and $17.0 million in fiscal years 2017, 2016 and 2015, respectively.

Intellectual property
Intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology and we secure and protect our intellectual property rights.
Our intellectual property counsel diligently protects our new technologies with patents and trademarks and defends against patent infringement allegations. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Our principal intellectual property also includes our registered trademarks in the U.S. and a number of international jurisdictions, including the marks FOX®, FOX RACING SHOX® and REDEFINE YOUR LIMITS®. Although our intellectual property is important to our business operations and constitutes a valuable asset in the aggregate, we do not believe that any single patent, trademark or trade secret is critical to the success of our business as a whole. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantages or will not be challenged by third parties.
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information using internal and external controls, including contractual protections with employees, OEMs, distributors and others.
Customers
Our OEM customers include market leaders in their respective categories, and help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to more than 200 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2017, 56% of our sales resulted from sales to OEM customers and 44% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 42% of our sales in 2017, 2016 and 2015, respectively.
Although we refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers," branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, it is the contract manufacturer that may place the purchase order and therefore assumes the responsible for paying us. Our sales to Giant Bicycles, or Giant, a branded bike OEM and a contract manufacturer used by certain of our bike OEM customers, accounted for approximately 10%, 14% and 12% of our sales in 2017, 2016 and 2015, respectively.
Our North American sales totaled $280.9 million, $221.3 million and $193.7 million, or 59%, 55% and 53% of our total sales in 2017, 2016 and 2015, respectively. Our international sales totaled $194.8 million, $181.8 million and $173.1 million or 41%, 45% and 47% of our total sales in 2017, 2016 and 2015, respectively. Sales was attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. Additional information about our product revenues and certain geographical information is available in Note 14 - Segments and Geographic Areas, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Additional information regarding our sales, income, and total assets is available in Item 6. "Selected Financial Information."
Bikes
We sell our bike suspension products and other components to a broad network of domestic and international bike OEMs, including Giant, Santa Cruz Bicycles and Yeti Cycles. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
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
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively.
We have expanded our El Cajon, California facility to create an Automotive Ride Dynamics Center of Excellence.  We are in the process of completing our IATF 16949 certification for this location to support our current military, automotive Original Equipment business and direct bolt-on suspension upgrades for on-road vehicles with off-road capabilities.  We expect that the expanded El Cajon facility will enable us to efficiently support future growth and demand.
We had approximately $45.6 million and $36.0 million in firm backlog orders at December 29, 2017 and December 30, 2016, respectively. The increase in 2017 backlog, as compared to 2016, was due to normal growth in the business, changes in the seasonality of order placement and our acquisition of Tuscany.

Suppliers and raw materials
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
Employees
As of December 29, 2017, we had approximately 1,800 full-time employees in the United States, Canada, Europe and Taiwan. We also use part-time employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Practices related to working capital items
The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are material to understanding our business. Information about the Company’s working capital is incorporated herein by reference to Item 7. "Management’s Discussion and Analysis of Financial Condition" and "Results of Operations," and to the "Consolidated Statements of Cash Flows" within Item 8 of this Annual Report on Form 10-K.
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
Consumer safety
We are subject to the jurisdiction of the United States Consumer Product Safety Commission, or the CPSC, and other federal, state and foreign regulatory bodies including the National Highway Traffic Safety Administration, which enforces the Federal Motor Vehicle Safety Standards. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. During the past three years, we initiated two voluntary product recalls. For additional information, see Item 1A."Risk Factors" below.

Legal proceedings
From time to time we are involved in legal proceedings incidental to our business, in particular intellectual property related disputes, product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. In connection with the Financial Accounting Standard Board ("FASB") Accounting Standard Codification ("ASC") 450, Contingencies, we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. We believe that the outcome of any such pending matters, either individually or in the aggregate, will not have a material impact on our business or financial condition. Additional information regarding our legal proceedings is available in Item 3. "Legal Proceedings."
Government contracts
No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Financial information about segments and geographic Areas
We operate in one reportable segment: manufacturing, sale and service of ride dynamics products. Additional information about our product segment and certain geographic information is available in Note 14 - Segments and Geographic Areas of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.
Corporate and available information
Our principal executive offices are located at 915 Disc Drive, Scotts Valley, CA 95066, and our telephone number is (831) 274-6500. Our website address is www.ridefox.com.
We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available through the Investor Relations section of our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties that are described herein. In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties described below. If any of these risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
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
Product development requires significant financial, technological and other resources. While we expended approximately $20.2 million, $18.5 million and $17.0 million for our research and development efforts in 2017, 2016 and 2015, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.

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
There can be no assurance, however, that we will be able to maintain or enhance the strength of our brands in the future. Our brands could be adversely impacted by, among other things:

•	failure to develop new products that are innovative, performance and reliable;

•	internal product quality control issues;

•	product quality issues on the bikes and powered vehicles on which our products are installed;

•	product recalls;

•	high profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);

•	negative publicity regarding our sponsored athletes;

•	high profile injury or death to one of our sponsored athletes;

•	inconsistent uses of our brand and our other intellectual property assets, as well as failure to protect our intellectual property; and

•	changes in consumer trends and perceptions.
Any adverse impact on our brand could in turn negatively affect our business, financial condition or results of operations.
A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2017, approximately 52% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and may continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. In addition, we could encounter unforeseen difficulties resulting from the distance and time zone differences between our various facilities.

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
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the United States largely through ports on the West Coast. Freight arriving at West Coast ports must be offloaded from ships by longshoremen, none of whom are our employees. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns which may occur, as was experienced in February 2015, in relation to certain West Coast ports. While the West Coast ports labor dispute ended with a five-year agreement, it lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations.
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
We grew our sales from approximately $403.1 million in 2016 to approximately $475.6 million in 2017. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative suspension and ride dynamics products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 32%, 30% and 32% of our sales in fiscal years 2017, 2016 and 2015, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
In particular, sales to Giant, an OEM and contract manufacturer used by certain of our bike OEM customers, accounted for approximately 10%, 14%, and 12% of our sales in 2017, 2016 and 2015, respectively. In the event Giant were to experience manufacturing or other problems, or were to fail to pay us, it could have a material adverse impact on our business, financial condition or results of operations.
Currency exchange rate fluctuations could impact gross margins and expenses.
Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. We sell our products inside and outside of the United States primarily in U.S. Dollars and New Taiwan Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations.

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
Most of the bikes incorporating our suspension products also utilize products and components manufactured by other bike component manufacturers. If such component manufacturers were to cease selling their products and components on a standalone basis, their sales are disrupted, or their competitive market position or reputation is diminished, customers could migrate to competitors that sell complementary bike products which we do not sell. Moreover, such bike component manufacturers could begin manufacturing bike suspension products, wheels, or cranks, or bundle their bike components with suspension products, wheels or cranks manufactured by competitors. If any of the foregoing were to occur, our sales could decrease and our business, financial condition or results of operations could suffer.

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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that we could become aware of an underperforming product and be forced to make adjustments to our warranty reserves or incur costs in excess of these reserves which could adversely affect our results of operations. Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the National Highway Traffic Safety Administration, the CPSC and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, in October 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products. Most recently, in May 2017, we announced a voluntary recall of approximately 2,460 of Fox's Harley-Davidson specific aftermarket motorcycle shock absorbers. In addition to the direct costs related to these or other recalls, in the future, we may be forced to undertake such recalls which could adversely affect our aftermarket and OEM sales if we or our OEM customer do not have a replacement for such recalled product ready in a timely manner. Such recall events could also adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect our brand image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from any product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
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
If we are unable to comply with the covenants contained in our Second Amended and Restated Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our credit facility, which constitutes substantially all of our assets.

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

As of December 29, 2017, we had $98.6 million of indebtedness and $60.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of December 29, 2017, we had $98.6 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $98.6 million of variable interest rate indebtedness that was outstanding as of December 29, 2017, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.0 million change to our interest expense for the year ended December 29, 2017.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, eliminating the deductibility of certain fringe benefits, permitting immediate expensing of certain capital expenditures, limiting interest deductions, modifying the tax treatment of like kind exchanges, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon the passage of the legislation, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury and Internal Revenue Service ("IRS"), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.

Our analysis and interpretation of this legislation is preliminary and ongoing, and the financial statement impact of the elements of tax reform is incomplete. We have asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries since 2016, and discontinued this assertion as a result of the changes in legislation. As a result, we have identified the deemed repatriation tax, the accrual of state income and foreign withholding taxes on unremitted earnings, and certain other changes to U.S. taxation of amounts earned abroad as having an impact on our financial statements. Additionally, the reduction in the U.S. corporate tax rate, the revision of rules governing foreign tax credits, and changes in the rules regarding the sourcing of income are expected to have an impact on our ability to utilize our existing and future foreign tax credits, and as such, we have provided a partial valuation allowance on these tax assets. A full valuation allowance was avoided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions such that both U.S. taxable income and foreign sourced income will increase in future years, allowing a portion of the foreign tax credits to be utilized. However, there can be no assurance that we will be able to implement such a plan. Our potential inability to utilize the net book value of our foreign tax credits could have a material impact on our tax provision, net income and cash flows.
There may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities in the United States and abroad are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of December 29, 2017, we employed approximately 1,800 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Moreover, certain of our customer contracts require us to comply with the standards of voluntary standard-setting organizations, such as the CPSC, the National Highway Traffic Safety Administration, and the European Committee for Standardization ("CEN"). Failure to comply with the voluntary requirements of such organizations could result in the loss of certain customer contracts, which could have an adverse effect on our business, financial condition or results of operations.

Unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards by multiple jurisdictions could adversely affect our business.
Certain of our products are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the EU, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. We have made, and continue to make, capital and research expenditures to ensure our certain of our products comply with these emission standards. Developing products to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing  products efficiently for multiple markets complicated and could result in additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.
In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards is unpredictable. Any delays in implementation or enforcement could result in the products we developed or modified to comply with these standards becoming unnecessary or becoming necessary later than expected, which in turn could delay, diminish or eliminate the expected return and may adversely affect our business.
Increasing focus on environmental, social and governance responsibility, may impose additional costs on us and expose us to new risks
Regulators, stockholders and other interested constituencies have focused increasingly on the environmental, social and governance practices of companies.  Our customers may require us to implement environmental, social or governance responsibility procedures or standards before they will continue to do business with us. Additionally, we may face reputational challenges in the event our environmental, social or governance responsibility procedures or standards do not meet the standards set by certain constituencies. The occurrence of any of the foregoing could have a material adverse effect on the price of our shares and our business, financial condition and results of operations.
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
We do not control our suppliers, OEMs, other customers or partners, or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.
We do not control our suppliers, OEMs, other customers or partners, or their labor, environmental or other practices. A violation of labor, environmental, intellectual property or other laws by our suppliers, OEMs, other customers or partners, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or partners if these violations or failures were to occur. We do not inspect or audit compliance of our suppliers, OEMs, customers or partners with these laws or practices, and we do not require our suppliers , OEMs, customers or partners such as licensees to comply with a formal code of conduct. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.
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
We also purchase various raw materials in order to manufacture our products. The main commodity items purchased for production include aluminum, magnesium, steel and carbon. Historically, price fluctuations for these components and raw materials have not had a material impact on our business. In the future, however, if we experience material increases in the price of components or raw materials and are unable to pass on those increases to our customers, or there are shortages in the availability of such component parts or raw materials, it could negatively affect our business, financial condition or results of operations.

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
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. No assurances can be given that consumers will not be adversely influenced by the fact that such products will no longer be manufactured in the United States or that consumers and OEM customers may not otherwise perceive that the quality of our products is lowered as a result of the fact that the majority are manufactured overseas. Such perceptions could adversely impact our business, financial condition or results of operations.
We may incur higher employee costs in the future.
We are subject to government mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, has passed legislation designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022. Under the new California law, signed on April 4, 2016, the minimum wage increased to $10.50 per hour effective January 1, 2017, and will gradually increase each calendar year through January 1, 2022, when it will reach $15.00 per hour. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations.
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
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws, and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that becomes effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in financial penalties.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
Risks related to ownership of our common stock
The trading price of our common stock may be volatile, and you might not be able to sell your shares at or above the price you pay for the shares.
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $46.80 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,606,977 of which shares were outstanding as of December 29, 2017. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions or otherwise. In March 2015, we filed a Shelf Registration Statement on Form S-3 with the SEC to enable us, and certain of our stockholders, to quickly go to market should we, or certain of our stockholders, wish to sell our common stock, or additionally, in our case, certain other debt instruments.
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
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws (together, our "Charter Documents,"), as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 29, 2017, we occupy the following square footage by location:

	United States	Other Countries	Total
Leased facilities	414,000	281,000	695,000
Owned facilities	160,000	—	160,000
Total	574,000	281,000	855,000
Our headquarters as well as certain research and development and manufacturing operations are located in California. We also manufacture in the U.S. State of Michigan and Indiana, and internationally in Taiwan and Canada, and maintain sales and service offices in the U.S. and Europe.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S patent number 9,291,250 ("250 Patent").  The Company believes the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. The PTAB has instituted all of the Company's IPR Petitions and has stayed a third party ex-parte re-exam of SRAM's '027 Patent.
In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Count, District of Colorado but are otherwise proceeding.
The SRAM lawsuits against the Company have been stayed by the U.S. District Court, Northern District of Illinois pending a PTAB determination in the Company filed SRAM patent reviews (IPRs).  Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts. Due to the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters.  Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.
The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Year Ending December 30, 2016
Quarter ended April 1, 2016	$17.67	$14.14
Quarter ended July 1, 2016	18.37	15.46
Quarter ended September 30, 2016	22.97	17.26
Quarter ended December 30, 2016	27.75	20.20
Year Ending December 29, 2017
Quarter ended March 31, 2017	$28.90	$25.45
Quarter ended June 30, 2017	35.60	26.70
Quarter ended September 29, 2017	43.10	35.30
Quarter ended December 29, 2017	44.20	36.85
On February 21, 2018, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $38.80 per share.
Stockholders
As of February 21, 2018, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 29, 2017 and December 30, 2016. In addition, our Second Amended and Restated Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Second Amended and Restated Credit Facility" for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 29, 2017 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite") and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 29, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/30 -11/3	1,057	$41.79	—	$32,052,500
11/4 - 12/1	—	$—	—	$32,052,500
12/2 - 12/29	45,948	$39.65	—	$32,052,500
Total	47,005	$39.70	—	$32,052,500

(1) Includes shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations.
(2) On February 25, 2016, the Company's Board of Directors authorized a share repurchase program for up to $40 million of the Company’s common shares outstanding. The repurchase program expired December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, and the consolidated balance sheet data as of December 29, 2017 and December 30, 2016 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of income data for the years ended December 31, 2014 and 2013 as well as the consolidated balance sheet data as of December 31, 2015, 2014 and 2013, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Income Data:

	For the fiscal years ended
(in thousands, except per share data)
	2017	2016	2015	2014	2013
Sales	$475,633	$403,077	$366,798	$306,734	$272,746
Cost of sales (1)	321,143	276,689	254,756	212,314	192,617
Gross profit	154,490	126,388	112,042	94,420	80,129
Operating expenses:
Sales and marketing (1)	27,905	25,796	23,182	19,192	14,153
Research and development (1)	20,178	18,459	17,001	13,642	10,409
General and administrative (1)	34,933	27,693	21,053	17,683	11,408
Amortization of purchased intangibles	2,986	2,988	8,525	6,424	5,378
Fair value adjustment of contingent consideration and acquisition related compensation	1,447	5,911	6,937	2,856	—
Total operating expenses	87,449	80,847	76,698	59,797	41,348
Income from operations	67,041	45,541	35,344	34,623	38,781
Other expense, net:
Interest expense	2,396	2,088	1,549	999	4,125
Other (income) expense, net	360	363	(449)	(693)	(12)
Total other expense, net	2,756	2,451	1,100	306	4,113
Income before income taxes	64,285	43,090	34,244	34,317	34,668
Provision for income taxes	21,102	7,415	9,290	6,631	10,566
Net income	43,183	35,675	24,954	27,686	24,102
Income attributable to non-controlling interest	(55)	—	—	—	—
Net Income after non-controlling interest	$43,128	$35,675	$24,954	$27,686	$24,102
Earnings per share:
Basic	$1.15	$0.97	$0.67	$0.75	$0.70
Diluted	$1.11	$0.94	$0.66	$0.73	$0.68
Weighted average shares used to compute earnings per share:
Basic	37,373	36,799	36,989	36,756	34,571
Diluted	38,738	37,801	37,894	37,807	35,705

(1) Includes stock-based compensation as follows:

	For the fiscal years ended
(in thousands)	2017	2016	2015	2014	2013

Cost of sales	$429	$139	$82	$43	$23
Sales and marketing	587	598	430	279	158
Research and development	442	357	178	88	53
General and administrative	7,269	5,129	4,217	3,634	2,266
Total	$8,727	$6,223	$4,907	$4,044	$2,500

Consolidated Balance Sheet Data:

	For the fiscal years ended
(in thousands)	2017	2016	2015	2014	2013

Cash and cash equivalents	$35,947	$35,280	$6,944	$4,212	$1,683
Inventory	84,841	71,243	68,202	59,191	42,783
Working capital	116,702	95,876	57,971	48,056	39,884
Property, plant and equipment, net	43,636	32,262	26,094	19,759	13,418
Total assets	428,286	335,600	277,716	258,437	157,729
Total debt, including current portion (1)	98,643	66,683	47,881	50,000	8,000
Total stockholders’ equity	234,835	184,937	152,260	128,806	92,292

(1)
In June 2012, we completed a recapitalization (the "2012 Recapitalization"). In connection with the 2012 Recapitalization, we amended our debt. Concurrently with the closing of our IPO in August 2013, we used the net proceeds that we received from the IPO to repay our then outstanding indebtedness. In 2014, in connection with our acquisitions, we entered into amendments to our credit facility, borrowing $80.0 million under a secured term loan. In 2016, we entered into the Second Amended and Restated Credit Facility, with a refinanced term loan principal balance of $75.0 million. The principal balance of the term loan was $63.1 million at December 29, 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled "Selected Financial Data" and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report in Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the "Risk Factors" and "Special Note Regarding Forward-Looking Statements" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a designer, manufacturer and marketer of ride dynamics component products used primarily on bikes, side-by-side vehicles, or Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We also offer suspension systems, or lift kits, as well as aftermarket accessory packages, used on trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of components represented less than 1% of our sales in each of the years ended December 29, 2017, December 30, 2016 and December 31, 2015.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of ride dynamics products. Our products fall into the following two categories:

•	bikes; and

•	powered vehicles, including Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
A significant portion of our sales are dependent on the demand for high-end or premium-priced bikes and products. In each of the years ended December 29, 2017, December 30, 2016 and December 31, 2015, approximately 52%, 56% and 58%, respectively, of our sales were attributable to sales of bike-related products and approximately 48%, 44% and 42%, respectively, of our sales were attributable to sales of products for powered vehicles.
Our North American sales totaled $280.9 million, $221.3 million and $193.7 million, or 59%, 55% and 53% of our total sales in fiscal years 2017, 2016 and 2015, respectively. Our international sales totaled $194.8 million, $181.8 million and $173.1 million, or 41%, 45% and 47% of our total sales in fiscal years 2017, 2016 and 2015, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. We estimate, based on our internal projections, that approximately one-third of the end users of our products are located outside the United States.
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

During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. This transition has enabled us to shorten production lead times to our bike OEM customers, improve supply chain efficiencies and reduce our manufacturing costs. The transition has had a positive impact on our operating margins and we expect continued benefits from the transition over time.
From time to time we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business, we reserve for such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs.
We intend to evaluate selective potential acquisition opportunities for performance products and technologies that we believe will help us extend our ride dynamics product platform. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our results of operations. In addition, we may contractually obligate ourselves to contingent consideration or acquisition related compensation payments in conjunction with such acquisitions, which could have a negative impact on our cash flow and results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual obligations and commitments" for additional information.
Basis of presentation
Sales are primarily comprised of:
Sales from:

•
Product sales: consists of sales of products sold primarily to our OEM and aftermarket customers. We recognize revenue when products are shipped, title has transferred, collection of the receivable is probable, persuasive evidence of an arrangement exists, and the sales price to our customers is fixed or determinable;

•	Shipping and handling fees: consists of shipping and handling fees billed to customers in sales.
Net of:

•	Rebates: consists of incentives we provide to customers based on sales of eligible products; and

•
Sales returns allowances: consists of an estimate of our sales returns. This allowance is based upon estimates of the projected returns in future periods based on our experience with returns recorded in previous periods. Sales returns have not been significant to date.

We attribute our past growth in sales predominantly to continued higher demand for on and off-road suspension products and the success of our current bike product lines including new products within those lines.
Cost of sales
The cost of sales includes the cost of purchased parts and manufactured products (raw materials consumed, the cost to procure materials, labor costs, including wages, and employee benefits, and factory overhead to produce finished good products), including:

•	the costs to inspect and repair products;

•	shipping costs associated with inbound freight. These costs are capitalized as part of inventory and included in cost of sales as the inventory is sold;

•	royalty expenses, including payments to certain parties for our use of licensed technology incorporated into our products;

•	freight expenses incurred for certain shipments to customers, excluding customers who pay for their own freight;

•	warranty costs associated with the repair or replacement of products under warranty; and

•	reductions in the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances.
Gross profit/gross margin
Our gross profit equals our sales minus cost of sales. Our gross margin measures our gross profit as a percentage of sales.
Our gross margins fluctuate based on production volumes, product, customer and channel mix and overall supply chain and manufacturing efficiencies. Generally, we earn higher gross margins on our products sold to the aftermarket channel. We are working on various efficiency initiatives designed to improve our gross margin, and we anticipate that our margins will continue to gradually improve in the future.

Operating expenses
Our operating expenses consist of the following:

•	sales and marketing;

•	research and development;

•	general and administrative;

•	amortization of purchased intangibles; and

•	fair value adjustment of contingent consideration and acquisition related compensation.
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
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 29, 2017, December 30, 2016 and December 31, 2015.
Our fair value adjustments of contingent consideration and acquisition related compensation related primarily to adjustments to our contingent consideration liability arising from the acquisition of Sport Truck as well as accruals for earn-outs related to our acquisition of Race Face/Easton. Our contingent consideration and acquisition related compensation for the Sport Truck and Race Face/Easton acquisitions have been fully recognized and paid off as of December 29, 2017.
Income from operations
We define income from operations as gross profit less our operating expenses. We use income from operations as an indicator of the profitability of our business and our ability to manage costs.
Other expense, net
Other expense, net consists of interest expense and other (income) expense, net. Interest expense consists of interest charged to us under our credit facility.
Other (income) expense, net consists of foreign currency transaction gains and losses, gains and losses on the disposal of fixed assets, and other miscellaneous items.
 Income taxes
We are subject to income taxes in the United States and various other foreign jurisdictions in which we do business. Until the enactment of the Tax Cuts and Jobs Act (the "TCJA") in December 2017, these foreign jurisdictions had statutory tax rates that differed significantly from those in the United States. Effective in 2016, we restructured the majority of our international operations to allow for deferral of taxes on indefinitely reinvested international earnings. The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, and revising the rules governing foreign tax credits, among other changes. We asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries since 2016, and discontinued this assertion as a result of the enactment of the TCJA. The deemed repatriation tax and the discontinuance of our assertion regarding permanent reinvestment resulted in an increase of $5.9 million in our income tax expense for the year ended December 29, 2017.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The reduction in the U.S. corporate tax rate reduced our net deferred tax liability and our income tax expense for the year ended December 29, 2017 by $2.4 million. Additionally, tax assets arise from various credits for foreign taxes, research and development and other business activities. As of December 29, 2017, our deferred tax assets include foreign tax credits of approximately $9.4 million, which begin to expire in 2025 unless utilized. We also have federal and state research credits of approximately $1.4 million and $2.1 million, respectively. The federal research credits begin to expire in 2036 unless utilized; the state research credits do not expire.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 29, 2017, we recorded a valuation allowance of $6.3 million, as we anticipate that the TCJA will partially limit our ability to utilize our foreign tax credits given our current legal structure, and considering the changes we expect to make to our operations and structure in response to the legislation. In the future, our effective tax rate could vary if we determine that there is a need to record additional valuation allowances for our deferred tax assets, including those associated with credit carryforwards.
Stock-based compensation gives rise to deferred tax assets to the extent of the compensation expense recognized on non-qualified stock options that have not been exercised or expired and restricted stock awards that have not vested. As of December 29, 2017, our deferred tax assets include $1.7 million associated with stock-based compensation expense. We adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in 2016, and as a result, record the difference between the deferred tax asset and the actual tax deduction for stock-based compensation as a component of our income tax expense. Prior to adoption, such differences were recorded as a component of equity. In 2016 and 2017, and in future periods, our effective tax rate will vary based on such differences.
We are subject to examination of our income tax returns IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax liabilities and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax liabilities and income tax expense may become necessary. Any such adjustments could have a significant impact on our effective tax rate.
Under U.S. generally accepted accounting principles, or GAAP, an uncertain income tax position will not be recognized unless it has a greater than 50% likelihood (i.e., more likely than not) of being sustained and then, measured only to the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We established liabilities for uncertain tax positions and deferred taxes associated with the deductibility of certain amortization and depreciation expenses which were incurred as a result of Compass Group Diversified Holdings LLC's acquisition of us in 2008 (the "Compass Acquisition"). The liability for uncertain income tax positions represents the amount of tax we would be required to pay if certain tax deductions previously claimed on tax returns were not allowed upon examination by the taxing authorities. The liability for deferred taxes represents additional taxes that would be payable in future periods because of the potential non-deductibility of future amortization and depreciation expenses.
As of December 29, 2017, our balance sheet reflected a liability for unrecognized tax benefits of $8.2 million, excluding approximately $4.1 million presented as deferred tax liabilities, primarily related to the Compass Acquisition. On January 30, 2018, we received a no change letter from the IRS related to the audit of our 2015 federal tax return. Specifically, the audit resolved the issues surrounding the Compass Acquisition. The conclusion of the audit will result in a decrease in the unrecognized tax benefits of $1.5 million, of which $1.3 million will favorably impact our effective tax rate in the first quarter of 2018. The IRS is considering entering into a closing agreement with the Company that will resolve the uncertainty about the Compass Acquisition for all open tax years and returns to be filed in the future. As a result, we believe that it is reasonably possible that unrecognized tax benefits at December 29, 2017 could be reduced by an additional $5.2 million. Including the reversal of amounts presented as contra to our deferred tax assets, the favorable impact of the closing agreement on our effective tax rate could amount to approximately $8.3 million in 2018.
For the years ended December 29, 2017, December 30, 2016 and December 31, 2015, we had effective tax rates of 32.8%, 17.2% and 27.1%, respectively. We anticipate that in the near to medium term our effective annual tax rates should be approximately 18% to 22%, subject to the inherent variability resulting from continued interpretation of the newly enacted TCJA, our ability to restructure our operations to reduce foreign withholding taxes, changes in the relative proportion of our profits earned in the jurisdictions in which we do business, tax reform in those jurisdictions, changes in our stock price that impact stock-based compensation tax deductions, and potential favorable or unfavorable outcomes on our uncertain tax positions.

Results of operations
The table below summarizes our results of operations for the years ended December 29, 2017, December 30, 2016, and December 31, 2015

	For the years ended
	December 29,	December 30,	December 31,
(in thousands)	2017	2016	2015
Sales	$475,633	$403,077	$366,798
Cost of sales	321,143	276,689	254,756
Gross profit	154,490	126,388	112,042
Operating expenses:
Sales and marketing	27,905	25,796	23,182
Research and development	20,178	18,459	17,001
General and administrative	34,933	27,693	21,053
Amortization of purchased intangibles	2,986	2,988	8,525
Fair value adjustment of contingent consideration and acquisition related compensation	1,447	5,911	6,937
Total operating expenses	87,449	80,847	76,698
Income from operations	67,041	45,541	35,344
Other expense, net:
Interest expense	2,396	2,088	1,549
Other income (expense), net	360	363	(449)
Total other expense, net	2,756	2,451	1,100
Income before income taxes	64,285	43,090	34,244
Provision for income taxes	21,102	7,415	9,290
Net income	43,183	35,675	24,954
Income attributable to non-controlling interest	(55)	—	—
Net income attributable to Fox stockholders	$43,128	$35,675	$24,954

The following table sets forth statement of income data as a percentage of sales for the years indicated.

	For the years ended
	December 29,	December 30,	December 31,
	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of sales	67.5	68.6	69.5
Gross profit	32.5	31.4	30.5
Operating expenses:
Sales and marketing	5.9	6.4	6.3
Research and development	4.2	4.6	4.6
General and administrative	7.3	6.9	5.7
Amortization of purchased intangibles	0.6	0.7	2.3
Fair value adjustment of contingent consideration and acquisition related compensation	0.3	1.5	1.9
Total operating expenses	18.3	20.1	20.8
Income from operations	14.2	11.3	9.7
Other expense, net:
Interest expense	0.5	0.5	0.4
Other income (expense), net	0.1	0.1	(0.1)
Other expense, net	0.6	0.6	0.3
Income before income taxes	13.6	10.7	9.4
Provision for income taxes	4.4	1.8	2.5
Net income	9.2	8.9	6.9
Income attributable to non-controlling interest	(0.1)	—	—
Net income attributable to Fox stockholders	9.1%	8.9%	6.9%

Year ended December 29, 2017 compared to year ended December 30, 2016
Sales

(in millions)	2017	2016	Change ($)	Change (%)
Sales	$475.6	$403.1	$72.5	18.0%
Sales for the year ended December 29, 2017 increased approximately $72.5 million, or 18.0%, compared to the year ended December 30, 2016. The sales increase reflects 30.5% growth in powered vehicle products as well as an 8.2% increase in mountain bike products for the year ended December 29, 2017 compared to the prior year. The increase in sales of powered vehicle products was primarily due to continued higher demand for on and off-road suspension products, including increased OEM sales. The increase in bike product sales is primarily due to the success of our current bike product lines including new products within those lines.
Cost of sales

(in millions)	2017	2016	Change ($)	Change (%)
Cost of sales	$321.1	$276.7	$44.4	16.0%
Cost of sales for the year ended December 29, 2017 increased approximately $44.4 million, or 16.0%, compared to the year ended December 30, 2016. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin which are discussed below.
For the year ended December 29, 2017, our gross margin was 32.5% compared to 31.4% for the year ended December 30, 2016. The increase in our gross profit margin was attributable primarily to improved manufacturing efficiencies and favorable product and customer mix.
Operating expenses

(in millions)	2017	2016	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$27.9	$25.8	$2.1	8.1%
Research and development	20.2	18.5	1.7	9.2%
General and administrative	34.9	27.7	7.2	26.0%
Amortization of purchased intangibles	3.0	3.0	—	—%
Fair value adjustment of contingent consideration and acquisition related compensation	1.4	5.9	(4.5)	(76.3)%
Total operating expenses	$87.4	$80.9	$6.5	8.0%
Total operating expenses for the year ended December 29, 2017 increased approximately $6.5 million, or 8.0%, over 2016. When expressed as a percentage of sales, operating expenses decreased to 18.3% of sales for the year ended December 29, 2017 compared to 20.1% of sales in 2016.
Within operating expenses, our sales and marketing expense increased by approximately $2.1 million primarily due to a $1.0 million increase in wages and related expenses, a $0.9 million increase in promotional expenses to support the growth of our products and brands, and an increase of $0.2 million in facility related costs. Research and development increased approximately $1.7 million primarily due to a $1.4 million increase in wages and related expenses, and a $0.3 million increase in equipment and supply related expenses. General and administrative expenses increased approximately $7.2 million primarily as a result of higher incentive compensation of $3.2 million, a $1.5 million increase in litigation related expenses, a $0.8 million increase in acquisition related expenses, a $0.6 million increase in audit fees primarily associated with Sarbanes-Oxley Act compliance, and higher operating costs at our subsidiaries of $1.6 million reflecting our overall growth. These increases were partially offset by a decrease of $0.6 million in ERP implementation related expenses.
Amortization of purchased intangible assets in the year ended December 29, 2017 remained relatively unchanged as compared to the year ended December 30, 2016.

During the year ended December 29, 2017, we incurred $1.4 million in acquisition related compensation in connection with management earn-out arrangements, a decrease of $4.5 million compared to $5.9 million for the year ended December 30, 2016.  The decrease is due to the completion of the earn-out arrangements during the current fiscal year.
Income from operations

(in millions)	2017	2016	Change ($)	Change (%)
Income from operations	$67.0	$45.5	$21.5	47.3%
As a result of the factors discussed above, income from operations for the year ended December 29, 2017 increased approximately $21.5 million, or 47.3%, compared to income from operations in the same period in 2016.
Other expense, net

(in millions)	2017	2016	Change ($)	Change (%)
Other expense, net:
Interest expense	$2.4	$2.1	$0.3	14.3%
Other expense, net	0.4	0.4	—	—%
Other expense, net	$2.8	$2.5	$0.3	12.0%
Other expense, net for the year ended December 29, 2017 increased by approximately $0.3 million to $2.8 million compared to $2.5 million for the year ended December 30, 2016. The increase in other expense, net is primarily due to a $0.3 million increase in interest expense in the year ended December 29, 2017 due to additional borrowings and higher interest rates as compared to the year ended December 30, 2016.
Income taxes

(in millions)	2017	2016	Change ($)	Change (%)
Income tax expenses	$21.1	$7.4	$13.7	185.1%
Income tax expense for the year ended December 29, 2017 increased by approximately $13.7 million to $21.1 million compared to income tax expense of $7.4 million in the same period in 2016. The increase in expense resulted primarily from an increase in pre-tax income of $21.2 million, as well as the impact of TCJA, including a partial valuation allowance of approximately $6.0 million on foreign tax credits for amounts we do not reasonably expect we can utilize through tax planning strategies. Additionally, we incurred a one-time transition tax on unremitted foreign earnings of approximately $3.7 million, and additional state and foreign withholding taxes of approximately $2.0 million, as we no longer assert permanent reinvestment of the earnings of certain of our foreign subsidiaries. The unfavorable impact of the TCJA was offset by a reduction in our net deferred tax liability and income tax expense of approximately $2.4 million due to the decrease in the U.S. corporate income tax rate from 35% to 21%. Additionally, our income tax expense was reduced by $6.0 million as a result of the excess benefit of stock-based compensation.
The effective tax rates were 32.8% and 17.2% for the years ended December 29, 2017 and December 30, 2016, respectively.
For the year ended December 29, 2017, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from the benefit of excess deductions on stock-based compensation, lower rates on foreign earnings, the impact of the TCJA on our net deferred tax liabilities, our research and development credits, and the reversal of our liability for uncertain tax positions as a result of the expiration of the statute of limitations for certain tax filings. These positive rate impacts were partially offset by the valuation allowance on foreign tax credits and the taxes on unremitted foreign earnings as a result of the TCJA.
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

Net income

(in millions)	2017	2016	Change ($)	Change (%)
Net income	$43.2	$35.7	$7.5	21.0%
As a result of the factors described above, our net income increased $7.5 million, or 21.0%, to $43.2 million in the year ended December 29, 2017 from $35.7 million for the same period in 2016.

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
Operating expenses

(in millions)	2016	2015	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$25.8	$23.2	$2.6	11.2%
Research and development	18.5	17.0	1.5	8.8%
General and administrative	27.7	21.1	6.6	31.3%
Amortization of purchased intangibles	3.0	8.5	(5.5)	(64.7)%
Fair value adjustment of contingent consideration and acquisition related compensation	5.9	6.9	(1.0)	(14.5)%
Total operating expenses	$80.9	$76.7	$4.2	5.5%
Total operating expenses for the year ended December 30, 2016 increased approximately $4.2 million, or 5.5% over 2015. When expressed as a percentage of sales, operating expenses decreased to 20.1% of sales for the year ended December 30, 2016 compared to 20.8% of sales in 2015.

Within operating expenses, our sales and marketing expense increased by approximately $2.6 million primarily due to a $1.3 million increase in wages and related expenses, a $0.3 million increase in travel expenses, a $0.3 million increase in equipment and a $0.2 increase in promotional expenses to support the growth of our products and brands. Research and development increased approximately $1.5 million due to investments in our product lines aimed at producing new products and technologies to maintain our premium position in the marketplace and to pursue new markets. General and administrative expenses increased approximately $6.6 million primarily as a result of a $2.9 million increase in stock compensation and wages, $2.7 million of expense associated with patent litigation activities involving an industry competitor, and a $0.5 million increase in professional fees associated with our ERP implementation. Additionally, we incurred $0.6 million in costs associated with secondary public offerings which closed on March, August and November 2016.
Amortization of purchased intangible assets in the year ended December 30, 2016 decreased approximately $5.5 million as compared to the year ended December 31, 2015. The decrease is primarily due to technology and customer relationship assets from the Compass Acquisition becoming full amortized as of December 31, 2015.
During the year ended December 30, 2016, we incurred $5.9 million in acquisition related compensation in connection with management earn-out arrangements.
     Income from operations

(in millions)	2016	2015	Change ($)	Change (%)
Income from operations	$45.5	$35.3	$10.2	28.9%
As a result of the factors discussed above, income from operations for the year ended December 30, 2016 increased approximately $10.2 million, or 28.9%, compared to income from operations in the same period in 2015.
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
Income tax expense

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

For the year ended December 31, 2015, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily the expiration of the statute of limitations for certain tax filings that allowed us to release approximately $1.3 million of our liability for unrecognized tax benefits. Additionally, our effective tax rate was benefited as a result of the research and development tax credit, domestic production activity deduction, and other adjustments. These income tax benefits were partially offset by 2015 state taxes.
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
As of December 29, 2017, we held $18.8 million of our $35.9 million of cash and cash equivalents in accounts of our subsidiaries outside of the US for which we may pay as dividends and accordingly have provided for withholding taxes. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against US dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended
	December 29,	December 30,	December 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$48,172	$38,845	$30,022
Net cash used in investing activities	(70,456)	(12,222)	(13,163)
Net cash provided by (used in) financing activities	22,007	1,830	(14,052)
Effect of exchange rate changes on cash	944	(117)	(75)
Increase in cash and cash equivalents	$667	$28,336	$2,732
We expect that cash on hand, cash flow from operations and availability under our credit facility will be sufficient to fund our operations during the next twelve months from the date of this Annual Report on Form 10-K.

Operating activities
Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation, deferred income taxes, and changes in fair value of contingent consideration, offset by net cash invested in working capital.
In the year ended December 29, 2017, cash provided by operating activities was $48.2 million and consisted of net income of $43.2 million plus non-cash items totaling $17.9 million less changes in operating assets and liabilities and other adjustments totaling $13.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $10.3 million, and stock-based compensation of $8.7 million, offset by a $1.2 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $8.3 million and prepaids and other assets of $9.4 million, and a decrease in accrued expenses of $7.2 million, partially offset by a decrease in accounts receivable of $3.6 million, and increases in accounts payable of $2.2 million and income taxes net payable of $6.2 million. The increases in inventory and accounts payable reflects the growth of our business, and the expansion of our manufacturing facilities. The decrease in accounts receivable reflects changes in customer mix and timing. The decrease in accrued expenses is primarily due to payments of our acquisition related compensation. The increase in prepaid and other assets is a result of advanced payments to vendors and the timing of insurance and benefits payments. The change in net current income tax accounts is primarily due to timing of estimated tax payments and refunds.
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
In the year ended December 29, 2017, cash used in investing activities was $70.5 million which consisted primarily of $53.6 million invested in the Tuscany acquisition and $16.9 million in property and equipment additions.
In the year ended December 30, 2016, cash used in investing activities was $12.2 million which consisted primarily of $12.0 million in property and equipment additions. Additionally, we invested $0.2 million in acquisitions.
In the year ended December 31, 2015, cash used in investing activities was $13.3 million which consisted primarily of $10.9 million in property and equipment additions. Additionally, we invested $2.4 million in acquisitions.

Financing activities
Cash used in or provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the year ended December 29, 2017, net cash provided by financing activities was $22.0 million, which consisted primarily of $31.4 million in net proceeds from our credit facility used to finance acquisitions, partially offset by a payment of $5.4 million in contingent consideration related to our 2014 acquisition of Sport Truck, and $4.0 million in payments to repurchase shares to cover tax withholding related to the vesting of restricted stock awards, net of proceeds from the exercise of stock options.
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
Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated Credit Facility provided a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the term loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the term loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016 respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. Further technical amendments were made on August 11, 2016, June 12, 2017 and November 30, 2017 (as most recently amended and restated and as further amended, the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provided a maturing secured term loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.

In the year ended December 29, 2017, we made principal payments of $3.75 million on the term loan and $7.0 million on the revolving line of credit. The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of December 29, 2017.
Contractual obligations and commitments
As of December 29, 2017, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$99,023	$5,156	$12,656	$81,211	$—
Operating lease obligations	17,328	5,375	9,737	816	1,400
Purchase obligations and other	3,234	3,234	—	—	—
Total	$119,585	$13,765	$22,393	$82,027	$1,400
As of December 29, 2017, we had a liability of approximately $7.8 million associated with uncertain tax positions, which is classified as a current liability in our consolidated balance sheet because it is reasonably possible that certain federal, foreign, and state tax matters could be concluded in the next twelve months. However, our liability for uncertain tax positions has been excluded from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. See Note 11 - Income Taxes of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and higher in the third or fourth quarter of the year. For example, our sales in our first and third quarters of 2017 represented 22% and 27% of our total sales for the year, respectively. In addition, acquisitions such as Tuscany will affect the seasonality of our business and product mix by quarter, therefore our 2017 sales are not necessarily reflective of the future.

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
We believe that the assumptions, judgments, and estimates associated with the following have the greatest potential impact on, and are critical to the understanding of, our results of operations: revenue recognition, provision for doubtful accounts receivable, inventory, goodwill and intangible assets, earn-out arrangements, warranty, income taxes and stock-based compensation. For further information see Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies

Revenue recognition
We recognize sales when persuasive evidence of an arrangement exists, title has transferred, the sales price is fixed or determinable, and collectability of the receivable is reasonably assured. Provisions for discounts, rebates, sales incentives, returns, and other adjustments are provided for in the period the related sales are recorded based on management’s assessment of historical trends and projection of future results. Sales are recorded net of sales tax. Effective December 30, 2017, we will adopt ASC 606, Revenue from Contracts with Customers. Refer to Note 1 Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details of this new accounting pronouncement.
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
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary.
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2017 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Indefinite-lived intangible assets
Trademarks and tradenames are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually.
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
Warranty
Unless otherwise required by law, the Company offers limited warranties on its products for generally one to four years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results.
Income taxes
We record our income tax expenses or benefits in each federal, state and foreign jurisdiction in which we operate using an asset and liability approach. This process requires that we compute the current tax expense or benefit and deferred tax expense or benefit, which result from changes in temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances, which are recorded in different periods for financial statement and income tax return purposes. The income tax effects of these differences we identify are classified as long-term deferred tax assets and liabilities in our consolidated balance sheets. Our provision for income tax expense also considers our assertions regarding the indefinite reinvestment of earnings of our foreign subsidiaries. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through royalty remittances and intercompany loans; (iii) the tax consequences of any decision to reinvest the earnings of foreign subsidiaries, including any changes in U.S. tax law relating to the treatment of these unremitted earnings; and (iv) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. As a result of the enactment of the TCJA in December 2017, our unremitted earnings became subject to a transition tax, which we expect to pay with existing foreign tax credits. We therefore no longer consider our unremitted earnings to be permanently reinvested, and have adjusted the income tax provision for the year ended December 29, 2017 for the transition tax provided by the TCJA, related state income taxes and foreign withholding tax that would become due upon remittance.

Additionally, our judgments, assumptions, and estimates relative to the provision for income taxes take into account enacted tax laws, our interpretation of enacted tax laws, and possible outcomes of current and future audits conducted by tax authorities. Changes in tax laws, such as those brought about by the TCJA, or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of income.
As permitted by the SEC's Staff Accounting Bulletin 118, we have not completed our accounting for the tax effects of the enactment of the TCJA; however, in certain cases, as described below, we have made a reasonable estimate of the effects of the new law. In other cases, primarily the impact of grandfathering provisions on limitations of deductibility of executive compensation, we have not been able to make a reasonable estimate because clarifying regulations have not been issued and as such we continue to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment of the TCJA. We have recognized provisional amounts for all items for which we were able to determine a reasonable estimate. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may be affected as interpretations of the law through regulations and as common practices emerge.
Provisional amounts
Deferred Tax Assets and Liabilities: We remeasured our U.S. deferred tax assets and liabilities that give rise to future tax deductions based on the enacted tax rates in effect for the periods in which the deductions are expected to be taken. However, certain aspects of the TCJA could potentially affect the measurement of these balances or give rise to new deferred tax amounts. For example, differences between the provisional and actual calculations of the on-time transition tax could result in the need for changes to the amount of the valuation allowance on the balance that is not utilized to pay such tax. The provisional amount recorded related to the remeasurement of our deferred tax balance was a net benefit of $2.4 million.
One-Time Transition Tax: The one-time transition tax is based on the total post-1986 earnings and profits on which US tax were previously deferred. We recorded a provisional amount as an increase in income tax expense related to the one-time transition tax of $3.7 million. Because of the complexities of the TCJA, we have estimated the amount of earnings and profits subject to the tax. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Our estimates may change when we finalize the calculations required to determine the ultimate amount of the transition tax.
We must also assess the likelihood that deferred tax assets will be realized from future taxable income for each jurisdiction and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income of a character necessary to realize the deferred asset, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. As a result of the TCJA, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable, and as such, provided an allowance of $6.0 million. A full valuation allowance was not required primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions such that both U.S. taxable income and foreign sourced income will increase in future years, allowing a portion of the foreign tax credits to be utilized. To the extent we have established a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income.
We account for uncertain tax positions utilizing a two-step approach to recognize and measure those positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust liabilities for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, expiration of a statute of limitations for assessment of income tax, the refinement of estimates, or the realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our consolidated statements of income in the period in which such determination is made.

As of December 29, 2017, we had $8.2 million of unrecognized tax benefits, of which approximately $7.0 million, if recognized, would favorably impact the effective tax rate. On January 30, 2018, we received a no change letter from the IRS related to the audit of our 2015 federal tax return. Specifically, the audit resolved issues involving the 2015 deductibility of amortization and depreciation arising from the Compass Acquisition. The favorable conclusion of the audit will result in a decrease in the unrecognized tax benefits of $1.5 million, of which $1.3 million will favorably impact the effective tax rate in the first quarter of 2018. The IRS is considering a closing agreement that will resolve the uncertainty about acquisition related amortization and depreciation deductions for all open tax years and tax returns to be filed in the future. As a result, we believe that it is reasonably possible that unrecognized tax benefits at December 29, 2017 could be reduced by an additional $5.2 million in the next twelve months. Including the reversal of related deferred tax liabilities, the favorable impact of the closing agreement on the effective tax rate could amount to approximately $8.3 million. Interest and penalties associated with income taxes are recorded as income tax expense in our consolidated statements of income.
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
Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
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
As of December 29, 2017, we used Level 2 inputs to determine the fair value of our Second Amended and Restated Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.

As of December 29, 2017, we used Level 3 inputs to determine the fair value of our potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement (see Note 15 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). If these put provisions were exercised, we would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price. The Level 3 methodology we expect to use to estimate the fair value of the non-controlling interests subject to these put provisions will be based on an average multiple of earnings, taking into consideration historical earnings and other factors.
Recent Accounting Pronouncements
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
This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company has selected the modified retrospective implementation method, in which the cumulative effect of initially applying the standard is recognized at the date of the initial application in retained earnings.
We utilized a cross-functional team to implement the guidance related to the recognition of revenue from contracts with customers. The implementation approach included an assessment of customer contracts aimed at identifying contractual provisions that could result in a change in the timing or the amount of revenue recognized in comparison with prior guidance, as well as assessing the enhanced disclosure requirements of the new guidance. As a result of these procedures, we expect that the primary impact of this guidance will be on pricing provisions contained in certain customer contracts which either represent variable consideration or provide the customer with a material right, in some cases resulting in a different allocation of the transaction price than under current guidance. We do not expect the impact to be material to its financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than twelve months on the balance sheet. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We generally do not hedge our interest rate exposure. We had $98.6 million of debt, bearing interest at a variable rate, outstanding under our Second Amended and Restated Credit Facility as of December 29, 2017. A hypothetical 100 basis point increase or decrease in the interest rate on our variable debt would have resulted in an approximately $1.0 million change to our interest expense for the year ended December 29, 2017.
Exchange rate sensitivity
As of December 29, 2017, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. As a growing percentage of our activities are expected to be denominated in foreign currencies, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents and trade receivables. As of December 29, 2017, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
We do not currently hedge our exposure to increases in the prices for our primary raw materials.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and the report of our independent registered public accounting firm are included in Part IV. "Report of Independent Registered Public Accounting Firm" of this Annual Report on Form 10-K. The index to these reports and our financial statements is included in Item 15. "Exhibits, Financial Statement Schedules" below.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2017. Based on the evaluation of our disclosure controls and procedures as of December 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The Management’s Report on Internal Control Over Financial Reporting is contained in Part IV. "Management's Report on Internal Control Over Financial Reporting" of this Annual Report on Form 10-K and is incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
Grant Thornton, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting. A report of independent registered public accounting firm is contained in Part IV. "Report of Independent Registered Public Accounting Firm" of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class II Directors" and "Corporate Governance."
Information required by this Item regarding our corporate governance, including our audit committee and code of business conduct and ethics, is incorporated by reference to the sections of the Proxy Statement entitled "Corporate Governance" and "The Board of Directors."
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Certain Relationships and Related Transactions and Director Independence."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate.	S-1	333-189841	July 8, 2013
4.3	Form of Indenture dated March 31, 2015	S-3	333-203146	March 31, 2015
10.1†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline.	S-1	333-189841	July 25, 2013
10.2†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman.	S-1	333-189841	July 25, 2013
10.3†	Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K/A	001-36040	June 17, 2014
10.4†	Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger.	10-Q	001-36040	May 4, 2016
10.5†	Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger.	10-Q	001-36040	May 4, 2016
10.6†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry Enterline.	10-Q	001-36040	August 3, 2016
10.7†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman.	10-Q	001-36040	August 3, 2016
10.8†	Amendment, dated May 2, 2016, to the Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	10-Q	001-36040	August 3, 2016
10.9†	Amendment, dated May 2, 2016, to the Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger.	10-Q	001-36040	August 3, 2016
10.10†	Amendment, dated May 2, 2016, to the Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger.	10-Q	001-36040	August 3, 2016
10.11†	Amendment, dated October 19, 2016, to the Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K	001-36040	October 25, 2016
10.12†
Information Sharing and Cooperation Agreement, dated August 13, 2013, by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc.

		10-Q	001-36040	November 6, 2013
10.13†	Non-Employee Director Compensation Policy.	S-1	333-189841	July 25, 2013

10.14†	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers.	S-1	333-189841	July 8, 2013
10.15†	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors.	S-1	333-189841	July 8, 2013
10.16†	2008 Stock Option Plan, as amended.	S-1	333-189841	July 8, 2013
10.17†	2008 Non-Statutory Stock Option Plan, as amended.	S-1	333-189841	August 2, 2013
10.18†	2013 Omnibus Plan as amended by the First Amendment, approved by stockholders on May 4, 2017.	8-K	001-36040	May 8, 2017
10.19†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan.	S-1	333-189841	July 25, 2013
10.19.1†	Amendment to Restricted Stock Unit Award Agreement, by and between Fox Factory Holding Corp. and Joseph Hagin, dated January 11, 2017.	10-Q	001-36040	May 3, 2017
10.19.2†	Amendment to Restricted Stock Unit Award Agreement, by and between Fox Factory Holding Corp. and Carl Nichols, dated January 4, 2018.				X
10.20	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC.	S-1	333-189841	July 8, 2013
10.21
Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant-Gross, dated March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda.
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
		S-1	333-189841	July 8, 2013
10.26	Asset Purchase Agreement, by and between ST USA Holding Corp. and Sport Truck USA, Inc., dated March 5, 2014.	8-K	001-36040	March 6, 2014
10.27
Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc. dated December 5, 2014.
		8-K	001-36040	December 8, 2014
10.27.1
Side Letter Agreement to the Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc., dated December 12, 2014.
		8-K	001-36040	December 15, 2014

10.27.2
Second Amendment to Asset Purchase Agreement by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc., dated November 13, 2015.
		10-Q	001-36040	November 16, 2015
10.28	Asset Purchase and Contribution Agreement by and among FF US Acquisition Corp., FF US Holding Corp., Flagship, Inc. d/b/a Tuscany, and Michael Graber and Jeff Burttschell dated November 30, 2017.	8-K	001-36040	December 4, 2017
10.29	Stock Repurchase Agreement, by and between Fox Factory Holding Corp. and Compass Group Diversified Holdings, LLC, dated March 9, 2016.	8-K	001-36040	March 15, 2016
10.30	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 11, 2016.	8-K	001-36040	May 16, 2016
10.30.1	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated August 11, 2016.	10-Q	001-36040	November 2, 2016
10.30.2	Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated June 12, 2017.	10-Q	001-36040	August 3, 2017
10.30.3	Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2017.	8-K	001-36040	December 4, 2017
21.1	List of Subsidiaries.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).				X
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

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on

Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
February 27, 2018		Zvi Glasman, Chief Financial Officer and Treasurer
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

Signature	Title	Date

/s/ Larry L. Enterline	Chief Executive Officer and Director	February 26, 2018
Larry L. Enterline	(Principal Executive Officer)

/s/ Zvi Glasman	Chief Financial Officer and Treasurer	February 26, 2018
Zvi Glasman	(Principal Financial and Accounting Officer)

/s/ Dudley Mendenhall	Chairman	February 26, 2018
Dudley Mendenhall

/s/ Robert C. Fox, Jr.	Director	February 26, 2018
Robert C. Fox, Jr.

/s/ Michael Dennison	Director	February 26, 2018
Michael Dennison

/s/ Tom Duncan	Director	February 26, 2018
Tom Duncan

/s/ Elizabeth A. Fetter	Director	February 26, 2018
Elizabeth A. Fetter

/s/ Ted Waitman	Director	February 26, 2018
Ted Waitman

Management’s Report on Internal Control Over Financial Reporting

The management of Fox is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Fox’s internal control over financial reporting is a process designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, Fox conducted an evaluation of the effectiveness of our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making its assessment of internal control over financial reporting as of December 29, 2017, management has excluded FF US Acquisition Corp. and FF US Holding Corp. ("Tuscany") which were formed in November 2017 to acquire the business of Flagship Inc.. The Company is currently assessing the control environment of the acquired business. The acquired business represented 2% of the Company's consolidated total assets as of December 29, 2017 and less than 1% of the Company's consolidated net sales for the year ended December 29, 2017.
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of December 29, 2017.

Grant Thornton LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 27, 2018

/s/ Larry L. Enterline
Larry L. Enterline

/s/ Zvi Glasman
Zvi Glasman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.
Scotts Valley, California

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2017 and December 30, 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2008.

/s/ GRANT THORNTON LLP
San Francisco, California
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.
Scotts Valley, California

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2017, and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting ("Management's Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of FF US Acquisition Corp. and FF US Holding Corp. (collectively, "Tuscany") whose financial statements reflect total assets and sales constituting 2 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2017. As indicated in Management’s Report, certain assets and liabilities of Tuscany were acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Tuscany.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
San Jose, California
February 27, 2018

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	December 29,	December 30,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$35,947	$35,280
Accounts receivable (net of allowances of $676 and $397 at December 29, 2017 and December 30, 2016, respectively)	61,060	61,617
Inventory	84,841	71,243
Prepaids and other current assets	21,100	14,772
Total current assets	202,948	182,912
Property, plant and equipment, net	43,636	32,262
Deferred tax assets	2,669	4,082
Goodwill	88,438	57,781
Intangibles, net	90,044	57,855
Other assets	551	708
Total assets	$428,286	$335,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,813	$36,240
Accrued expenses	32,608	34,435
Reserve for uncertain tax positions	7,787	7,204
Current portion of long-term debt	5,038	3,625
Current portion of contingent consideration	—	5,532
Total current liabilities	86,246	87,036
Line of credit	35,585	—
Long-term debt, less current portion	58,020	63,058
Deferred rent	645	569
Total liabilities	180,496	150,663
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Redeemable non-controlling interest	12,955	—
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of December 29, 2017 and December 30, 2016	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,497 shares issued and 37,607 outstanding as of December 29, 2017; 37,781 shares issued and 36,891 outstanding as of December 30, 2016	38	37
Additional paid-in capital	112,793	108,049
Treasury stock, at cost; 890 common shares as of December 29, 2017 and December 30, 2016	(13,754)	(13,754)
Accumulated other comprehensive loss	(168)	(2,193)
Retained earnings	135,926	92,798
Total stockholders’ equity	234,835	184,937
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$428,286	$335,600

The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the years ended
	December 29,	December 30,	December 31,
	2017	2016	2015
Sales	$475,633	$403,077	$366,798
Cost of sales	321,143	276,689	254,756
Gross profit	154,490	126,388	112,042
Operating expenses:
Sales and marketing	27,905	25,796	23,182
Research and development	20,178	18,459	17,001
General and administrative	34,933	27,693	21,053
Amortization of purchased intangibles	2,986	2,988	8,525
Fair value adjustment of contingent consideration and acquisition related compensation	1,447	5,911	6,937
Total operating expenses	87,449	80,847	76,698
Income from operations	67,041	45,541	35,344
Other expense, net:
Interest expense	2,396	2,088	1,549
Other expense (income), net	360	363	(449)
Other expense, net	2,756	2,451	1,100
Income before income taxes	64,285	43,090	34,244
Provision for income taxes	21,102	7,415	9,290
Net income	43,183	35,675	24,954
Less: net income attributable to non-controlling interest	(55)	—	—
Net income attributable to Fox stockholders	$43,128	$35,675	$24,954
Earnings per share:
Basic	$1.15	$0.97	$0.67
Diluted	$1.11	$0.94	$0.66
Weighted average shares used to compute earnings per share:
Basic	37,373	36,799	36,989
Diluted	38,738	37,801	37,894
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended
	December 29,	December 30,	December 31,
	2017	2016	2015
Net income	$43,183	$35,675	$24,954
Other comprehensive loss
Foreign currency translation adjustments, net of tax effects	2,025	(240)	(1,547)
Other comprehensive income (loss)	2,025	(240)	(1,547)
Comprehensive income	45,208	35,435	23,407
Comprehensive income attributable to non-controlling interest	55	—	—
Comprehensive income attributable to Fox stockholders	$45,153	$35,435	$23,407
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance-December 31, 2014	37,117	$37	39	$(571)	$97,577	$(406)	$32,169	$128,806	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	298	—	—	—	(163)	—	—	(163)	—
Excess tax benefit from exercise of stock options	—	—	—	—	539	—	—	539	—
Repurchases of common stock	—	—	351	(5,236)	—	—	—	(5,236)	—
Stock-based compensation expense	—	—	—	—	4,907	—	—	4,907	—
Foreign currency translation adjustment	—	—	—	—	—	(1,547)	—	(1,547)	—
Net Income	—	—	—	—	—	—	24,954	24,954	—
Balance- December 31, 2015	37,415	$37	390	$(5,807)	$102,860	$(1,953)	$57,123	$152,260	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	366	—	—	—	(1,034)	—	—	(1,034)	—
Repurchases of common stock	—	—	500	(7,947)	—	—	—	(7,947)	—
Stock-based compensation expense	—	—	—	—	6,223	—	—	6,223	—
Foreign currency translation adjustment	—	—	—	—	—	(240)	—	(240)	—
Net Income	—	—	—	—	—	—	35,675	35,675	—
Balance- December 30, 2016	37,781	$37	890	$(13,754)	$108,049	$(2,193)	$92,798	$184,937	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	716	1	—	—	(3,983)	—	—	(3,982)	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	12,900
Stock-based compensation expense	—	—	—	—	8,727	—	—	8,727	—
Foreign currency translation adjustment	—	—	—	—	—	2,025	—	2,025	—
Net Income	—	—	—	—	—	—	43,128	43,128	55
Balance- December 29, 2017	38,497	$38	890	$(13,754)	$112,793	$(168)	$135,926	$234,835	$12,955
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended
	December 29,	December 30,	December 31,
	2017	2016	2015

OPERATING ACTIVITIES:
Net income	$43,183	$35,675	$24,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,280	9,025	13,315
Cost of goods on acquired inventory step up	248	212	812
Stock-based compensation	8,727	6,223	4,907
Excess tax benefit from exercise of stock options	—	—	(539)
Deferred taxes	(1,160)	(3,016)	(4,364)
Gain on bargain purchase, net of deferred taxes	—	—	(315)
Change in fair value of contingent consideration	(150)	(229)	(748)
Changes in operating assets and liabilities:
Accounts receivable	3,554	(17,862)	(5,435)
Inventory	(8,322)	(2,991)	(11,128)
Income taxes payable	6,211	1,467	(2,389)
Prepaids and other assets	(9,423)	(2,089)	(1,909)
Accounts payable	2,243	9,610	2,138
Accrued expenses	(7,219)	2,820	10,723
Net cash provided by operating activities	48,172	38,845	30,022
INVESTING ACTIVITIES:
Acquisition of businesses	(53,592)	(198)	(2,414)
Purchases of property and equipment	(16,864)	(12,024)	(10,894)
Proceeds from sale of property and equipment	—	—	145
Net cash used in investing activities	(70,456)	(12,222)	(13,163)
FINANCING ACTIVITIES:
Proceeds from line of credit	42,120	29,500	37,000
Payments on line of credit	(7,000)	(12,500)	(35,500)
Payment of contingent consideration liability	(5,382)	(6,889)	(7,854)
Proceeds from issuance of debt, net of origination fees of $286	—	9,222	—
Repayment of debt	(3,750)	(8,522)	(2,838)
Cash from stock compensation program, net	(3,981)	(1,034)	(163)
Excess tax benefit from exercise of stock options	—	—	539
Repurchase of common stock	—	(7,947)	(5,236)
Net cash provided by (used in) financing activities	22,007	1,830	(14,052)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	944	(117)	(75)
CHANGE IN CASH AND CASH EQUIVALENTS	667	28,336	2,732
CASH AND CASH EQUIVALENTS—Beginning of year	35,280	6,944	4,212
CASH AND CASH EQUIVALENTS—End of year	$35,947	$35,280	$6,944
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$15,951	$8,880	$15,928
Interest	$2,012	$1,786	$1,338
Non-cash investing and financing activities:
Refinancing of line of credit to term debt	$—	$18,500	$—
Contingent consideration - acquisition of Sport Truck USA, Inc.	$—	$—	$19,035
Non-controlling interests in acquired business	$12,900	$—	$—
Debt assumed in acquisition of Tuscany	$465	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
December 29, 2017
(in thousands, except per share amounts)

1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs and manufactures performance-defining ride dynamics products primarily for bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. The Company is a direct supplier to leading power vehicle original equipment manufacturers ("OEMs"). Additionally, the Company supplies top bicycle OEMs and their current contract manufacturers, and provides aftermarket products to retailers and distributors.

Throughout this Annual Report on Form 10-K, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP").

Change in Fiscal Year - In fiscal year 2016, the Company changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the Friday nearest to December 31, effective beginning with the first quarter of 2016. Therefore, the financial results of certain future fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. The Company has made the change in fiscal years on a prospective basis and thus has not revised the Company’s previously reported financial statements as of and for the year ended December 31, 2015 or any interim period therein. For 2017 and 2016, the Company's fiscal year ended on December 29, 2017 and December 30, 2016, respectively.

Principles of Consolidation - The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign currency transaction losses (gains) of $181, $340, and $(187) for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively, are included as a component of other income or expense.

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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. The Company held $17,102 in cash at U.S. subsidiaries and $18,845 at subsidiaries outside the U.S.. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.

The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	December 29,	December 30,
	2017	2016
Customer A	15%	17%
Customer B	14%	14%
During the years ended December 29, 2017, December 30, 2016 and December 31, 2015, Customer A from the table above represented 10%, 14%, and 12% of sales, respectively. No other customers were individually significant in any of these periods.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 35%, 34%, and 37% of its product components for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively, from ten vendors. As of December 29, 2017 and December 30, 2016, amounts due to these vendors represented 23% and 19% of accounts payable, respectively.
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
The following table presents the activity in the allowance for doubtful accounts:

	For the years ended
Allowance for doubtful accounts:	2017	2016	2015
Balance, beginning of year	$397	$407	$348
Add: bad debt expense	327	53	75
Less: write-offs, net of recoveries	(48)	(63)	(16)
Balance, end of year	$676	$397	$407
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
December 29, 2017
(in thousands, except per share amounts)

Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful lives of the assets, whichever is shorter. The value assigned to land associated with buildings we own, is not amortized. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated useful life

Machine shop equipment	10-15 years
Manufacturing equipment	5-10 years
Information systems, office equipment and furniture	3-5 years
Internal use computer software	10 years
Transportation equipment	5 years
Buildings	39 years
Internal Use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. The Company capitalized $2,482 in internal use computer software costs during the year ended December 29, 2017. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets -The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 29, 2017, December 30, 2016 and December 31, 2015.
Business Combinations - The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition related expenses and restructuring costs are expensed as incurred. During the measurement period, the Company records adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of income.
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. The Company has a single reporting unit for purposes of assessing goodwill impairment. We completed our most recent annual impairment test in the third quarter of 2017 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 29, 2017, December 30, 2016 and December 31, 2015.

Self-Insurance - Since January 2015, the Company has been partially self-insured for its U.S. employee health and welfare benefits.  The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims.  The estimates for unpaid claims incurred as of December 29, 2017 and December 30, 2016 are $934 and $1,101 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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
Stock-Based Compensation - The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The Company does not estimate forfeitures in recognizing stock based compensation expense. The fair value of the RSU’s is equal to the fair value of the Company’s common stock on the grant date of the award.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

Income Taxes - Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.
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
Advertising - Advertising costs are expensed as incurred and recognized as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $1,070, $1,242, and $1,532 for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively.
Warranties - The Company offers limited warranties on its products generally for one to four years. The Company recognizes estimated costs related to warranty activities as a component of cost of sales upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim.
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
Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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
This standard will be effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company has selected the modified retrospective implementation method, in which the cumulative effect of initially applying the standard is recognized at the date of the initial application in retained earnings.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

The Company utilized a cross-functional team to implement the guidance related to the recognition of revenue from contracts with customers. The implementation approach included an assessment of customer contracts aimed at identifying contractual provisions that could result in a change in the timing or the amount of revenue recognized in comparison with prior guidance, as well as assessing the enhanced disclosure requirements of the new guidance. As a result of these procedures, the Company expects that the primary impact of this guidance will be on pricing provisions contained in certain customer contracts which either represent variable consideration or provide the customer with a material right, in some cases resulting in a different allocation of the transaction price than under current guidance. The Company does not expect the adoption of this ASU to be material to its financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than twelve months on the balance sheet. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
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
Reclassifications - Certain non-vendor liabilities have been reclassified from accounts payable to accrued expenses in the December 30, 2016 consolidated balance sheet and the consolidated statement of cash flows in order to more accurately reflect the nature of the liability on a basis consistent with the financial statements as of and for the period ended December 29, 2017.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

2. Inventory
Inventory consisted of the following:

	December 29,	December 30,
	2017	2016
Raw materials	$51,371	$46,679
Work-in-process	1,233	1,929
Finished goods	32,237	22,635
Total inventory	$84,841	$71,243

3. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 29,	December 30,
	2017	2016
Machinery and manufacturing equipment	$33,664	$28,752
Information systems, office equipment and furniture	7,715	7,449
Internal use computer software	7,819	5,337
Transportation equipment	3,325	2,531
Building and land	8,811	4,358
Leasehold improvements	9,919	8,083
Total	71,253	56,510
Less: accumulated depreciation and amortization	(27,617)	(24,248)
Property, plant and equipment, net	$43,636	$32,262
Depreciation expense was $6,923, $5,766, and $4,538 for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively, including $565, $254, and $0 of internal use software amortization for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively. The Company capitalized $2,482 in internal use computer software costs during the year ended December 29, 2017.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

4. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 29, 2017
Customer relationships	$67,643	$(18,324)	$49,319	11
Core technology	33,400	(32,874)	526	8
Patents	1,389	(1,260)	129	4
Total	$102,432	$(52,458)	49,974
Trademarks and brands, not subject to amortization			40,070
Total			$90,044
December 30, 2016
Customer relationships	$38,990	$(15,548)	$23,442	12
Core technology	33,400	(32,717)	683	8
Patents	1,335	(1,176)	159	4
Total	$73,725	$(49,441)	24,284
Trademarks and brands, not subject to amortization			33,571
Total			$57,855

	For the years ended
	2017	2016	2015
Amortization of intangibles	$2,986	$2,988	$8,525
The Company acquired intangible assets in conjunction with acquisitions, as more fully described in Note 15 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Intangible assets acquired include $28,600 in customer relationships and $6,500 in trademarks. The acquired definite lived assets will be amortized on a straight-line basis.

Goodwill activity consisted of the following:
Balance as of December 30, 2016	$57,781
Acquisitions (Refer to Note 15 - Acquisitions)	30,540
Currency translation and other adjustments	117
Balance as of December 29, 2017	$88,438
Future amortization expense for finite-lived intangibles as of December 29, 2017 is as follows:

For fiscal year:	Amortization Expense
2018	$6,067
2019	5,927
2020	5,236
2021	5,134
2022	5,010
Thereafter	22,600
Total expected future amortization	$49,974

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

5. Accrued Expenses
Accrued expenses consisted of the following:

	December 29,	December 30,
	2017	2016
Payroll and related expenses	$13,211	$10,717
Management earn-out related to Race Face/Easton	—	6,421
Warranty	6,481	4,593
Income tax payable	6,562	4,490
Other accrued expenses	6,354	8,214
Total	$32,608	$34,435
Activity related to warranties is as follows:

	For the years ended
	2017	2016	2015
Beginning warranty liability	$4,593	$3,914	$4,215
Charge to cost of sales	5,904	4,833	3,616
Fair value of warranty assumed in acquisition	1,016	—	—
Costs incurred	(5,032)	(4,154)	(3,917)
Ending warranty liability	$6,481	$4,593	$3,914

6. Related Party Transactions
In September 2014, the Company entered into an agreement with Compass to assist with compliance requirements pursuant to the Sarbanes-Oxley Act of 2002, as amended. Fees paid for services provided for compliance associated with our fiscal 2015 financial statements were approximately $135, including $72 expensed in the twelve months ended December 30, 2016. This agreement expired upon completion of the services related to fiscal 2015. Compass no longer holds any equity interest in the Company.
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a member of our Board of Directors. Rent expense under this lease was $715, $837 and $1,203 for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.
On November 30, 2017, the Company, through FF US Holding Corp. ("Tuscany"), acquired the business of Flagship, Inc. Tuscany has building leases for its manufacturing and office facilities in Elkhart, Indiana. The buildings are owned by the non-controlling interest stockholders, who are now employees of the Company. Rent expense under these leases was $29 for the year ended December 29, 2017. The leases are effective November 30, 2017 through April 1, 2022, with monthly rental payments of $29, which are subject to annual escalation of 7.5%. See Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a summary of the future minimum lease payments under related party operating leases.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

7. Debt
Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders which has been periodically amended and restated; the last restatement occurred on May 11, 2016 and was further amended on August 11, 2016, June 12, 2017 and November 30, 2017 (as most recently amended and restated and as further amended, the “Second Amended and Restated Credit Facility”). The Second Amended and Restated Credit Facility, which matures on May 11, 2021, provides a revolving line of credit and a maturing secured term loan with a refinanced principal balance of $75,000, as a result of a May 2016 amendment and restatement. The term loan is subject to quarterly amortization payments.
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At December 29, 2017, the one-month LIBOR and prime rates were 1.57% and 4.50%, respectively. At December 29, 2017 our weighted average interest rate on outstanding borrowing was 3.16%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 29, 2017.
Additionally, the existing credit facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit. As of December 29, 2017, the Company utilized $5,000 in the form of a standby letter of credit in support of subsidiary operations. The letter of credit expires in November 2018.
The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	December 29,	December 30,
	2017	2016
Amount outstanding	$35,000	$—
Standby letter of credit	$5,000	$—
Available borrowing capacity	$60,000	$100,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021
As of December 29, 2017, future principal payments for the term loan, including the current portion, are summarized as follows:

For fiscal year:
2018	$5,156
2019	5,625
2020	7,031
2021	45,626
Total term debt	63,438
Debt issuance cost	(380)
Long-term debt, net of issuance cost	63,058
Less: current portion	(5,038)
Long-term debt less current portion	$58,020

Other Indebtedness
As of December 29, 2017, the Company has $585 outstanding under a vendor associated line of credit.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

8. Commitments and Contingencies
Operating Leases - The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates and in some cases contain renewal options and rent escalations based on inflation indexes. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $6,045, $4,819, and $4,611 for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively. See Note 6 - Related Party Transactions of the Notes to Consolidated Financial Statements in this Annual Report for Form 10-K for additional information on related party operating leases.
Approximate remaining future minimum lease payments under these operating leases as of December 29, 2017, are as follows:

For fiscal year:	Third party future payments	Related party future payments	Total future payments
2018	$4,318	$1,058	$5,376
2019	3,305	1,058	4,363
2020	2,906	700	3,606
2021	1,425	343	1,768
2022 Thereafter	2,130	86	2,216
	$14,084	$3,245	$17,329
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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S patent number 9,291,250 ("250 Patent").  The Company believes the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. The PTAB has instituted all of the Company's IPR Petitions and has stayed a third party ex-parte re-exam of SRAM's '027 Patent.
In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Count, District of Colorado but are otherwise proceeding.
The SRAM lawsuits against the Company have been stayed by the U.S. District Court, Northern District of Illinois pending a PTAB determination in the Company filed SRAM patent reviews (IPRs).  Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts. Due to the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters.  Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

Other Commitments - On November 30, 2017, the Company acquired an 80% interest in Tuscany. The stockholders' agreement provides the Company with a call option (the "Call Option") to acquire the remaining 20% of Tuscany any time from November 30, 2019 through November 30, 2024 at a value which approximates fair market value. In addition, if the Call Option has not been exercised as of November 30, 2024, the non-controlling owners shall be entitled to exercise a put option (the "Put Option") on November 30, 2024 and for a 180 day period thereafter, which would require the Company to purchase all of the remaining shares held by the non-controlling owners at a price that approximates fair market value. See Note 15 - Acquisitions for additional information on this commitment.
In connection with the acquisitions of businesses in 2014, the Company had commitments to pay up to $46,195 in additional consideration and acquisition related compensation, contingent upon the achievement of certain financial performance goals and in some cases continued employment through 2016. As of December 29, 2017, the Company paid $35,153 cumulatively under these arrangements, which concluded within the current fiscal year. The Company has no further commitments related to these acquisitions.

9. Stockholders' Equity
Secondary Stock Offerings and Share Repurchase Program
In February 2016, the Company's Board of Directors authorized the Company's 2016 stock repurchase program (the "2016 Repurchase Program"), permitting repurchases of up to an aggregate of $40,000 in shares of common stock. The plan expired on December 31, 2017. The Company repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015. Shares of common stock repurchased under this program are accounted for as treasury stock under the cost method.
In March 2016, Compass sold 2,500 shares of the Company's common stock at a price of $15.90 per share, less underwriting discounts and commissions, in a secondary public offering. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. Concurrently, pursuant to the 2016 Repurchase Program and a stock repurchase agreement between Compass and the Company, the Company repurchased 500 shares of its common stock held by Compass for a total of $7,948.
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
In March 2017, the Company closed another secondary offering, whereby the selling stockholders, including Compass, sold an additional 5,574 shares of the Company's common stock at a price of $26.65 per share, less underwriting discounts and commissions. The total shares sold included 466 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. As a result of the March 2017 secondary offering, Compass no longer holds any equity interest in the Company.
The Company incurred approximately $113, $617, and $225 of expenses in connection with the secondary offerings during the fiscal years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively.

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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 29, 2017, there were 3,576 shares reserved for issuance under the Company's equity incentive plans and 1,890 shares available for grant under the 2013 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.

Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the years ended December 29, 2017, December 30, 2016 and December 31, 2015 was $8,727, $6,223 and $4,907, respectively, of which $8,641, $5,977 and $4,576, respectively, related to RSUs and $86, $246 and $331, respectively, related to stock options.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	2017	2016	2015
Cost of sales	$429	$139	$82
Sales and marketing	587	598	430
Research and development	442	357	178
General and administrative	7,269	5,129	4,217
Total	$8,727	$6,223	$4,907
Stock-based compensation expense capitalized to inventory was not material for the years ended December 29, 2017, December 30, 2016 and December 31, 2015. Tax benefits related to stock-based compensation were approximately $2,886, $2,178, and $1,717 for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively. Excess tax benefits of $6,974 and $935 were recognized as a component of income tax expense for the years ended December 29, 2017 and December 30, 2016 and $539 was recognized as a credit to additional paid-in-capital for the year ended December 31, 2015, respectively.
Restricted Stock Units
The Company grants both time-based and performance-based stock awards which also include a time-based vesting feature. Compensation expense for time-based stock awards is measured at the grant date based on the closing market price of the Company's common stock, and recognized ratably over the vesting period.
For performance-based stock awards, compensation expense is measured based on estimates of the number of shares ultimately expected to vest at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with performance-based stock awards requires defined criteria for assessing achievement and judgment in assessing the probability of meeting the performance goals.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2014	781	$17.30
Granted	246	16.60
Canceled	(19)	16.93
Vested	(235)	17.36
Unvested at December 31, 2015	773	17.07
Granted	341	15.84
Canceled	(15)	17.83
Vested	(288)	17.16
Unvested at December 30, 2016	811	16.53
Granted	411	31.38
Canceled	(55)	17.45
Vested	(367)	16.93
Unvested at December 29, 2017	800	$23.91

The fair value of vested RSUs was $12,587, $5,122 and $3,731 for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively. As of December 29, 2017, the Company had approximately $13,242 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.59 years.

Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2014	1,742	$5.25	7	$19,136
Options exercised	(99)	3.99		1,332
Balance at December 31, 2015	1,643	5.32	6	18,414
Options exercised	(193)	5.30		2,767
Balance at December 30, 2016	1,450	5.33	5	32,528
Options exercised	(541)	5.51		13,588
Options forfeited	(14)	6.20		—
Options expired	(9)	6.38		—
Balance at December 29, 2017	886	5.19	4	29,840
Options vested and expected to vest - December 29, 2017	886	5.19	4	29,840
Options exercisable - December 29, 2017	886	$5.19	4	$29,840

Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on NASDAQ and the exercise price of outstanding, in-the-money options. The fair value of options vested during the year ended December 29, 2017 was $203. As of December 29, 2017, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

During the years ended December 29, 2017, December 30, 2016 and December 31, 2015, 541, 193, and 99 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $2,981, $1,000, and $396, respectively.

10. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing net income attributable to Fox Factory Holding Corp. stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of restricted stock units, which are reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted earnings per share:

	For the years ended
	2017	2016	2015
Net income attributable to Fox stockholders	$43,128	$35,675	$24,954

Weighted average shares used to compute basic earnings per share	37,373	36,799	36,989
Dilutive effect of employee stock plans	1,365	1,002	905
Weighted average shares used to compute diluted earnings per share	38,738	37,801	37,894
Earnings per share:
Basic	$1.15	$0.97	$0.67
Diluted	$1.11	$0.94	$0.66
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended December 29, 2017, December 30, 2016 and December 31, 2015, as none of these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

11. Income Taxes

Provision for Income Taxes

The components of income tax expense are as follows:

	For the years ended
	2017	2016	2015
Current:
Federal	$13,483	$5,710	$11,468
State	648	(1,287)	(22)
Foreign	8,148	6,008	2,208
Total	22,279	10,431	13,654
Deferred:
Federal	(923)	(1,729)	(3,751)
State	387	(1,156)	(613)
Foreign	(641)	(131)	—
Total	(1,177)	(3,016)	(4,364)
Provision for income taxes	$21,102	$7,415	$9,290

The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the years ended
	2017	2016	2015
United States	$36,555	$22,348	$24,308
Foreign	27,730	20,742	9,936
	$64,285	$43,090	$34,244

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the years ended
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	1.0	2.2
Stock-based compensation	(10.6)	(2.0)	(0.1)
Foreign rate differential	(4.6)	(9.4)	—
Change in tax rates due to Tax Cuts and Jobs Act	(3.8)	—	—
Research and development tax credit	(2.2)	(2.0)	(2.9)
Change in liability for unrecognized tax benefits	(1.7)	(4.9)	(2.8)
California business development tax credit	—	(1.1)	—
Manufacturing deduction	—	—	(2.0)
Valuation allowance on foreign tax credits	9.4	—	—
Tax on unremitted foreign earnings	8.9	—	—
Other	0.4	0.6	(2.3)
Total provision	32.8%	17.2%	27.1%

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries, creates a new minimum tax on certain foreign earnings, and provides incentives for US companies to sell and license goods and services abroad, among other changes.
Effective January 1, 2016, the Company sold the net assets of its Taiwan branch operations and its shares of Fox Factory IP Holding Corp. to Fox Factory Switzerland GmbH. The Company’s Taiwan operations were as a result, organized as a branch of the Swiss entity (together, "Fox Switzerland"). Fox Switzerland owns or licenses the Company’s non-US intangible property and generates earnings that prior to the enactment of TCJA, were not currently subject to payment of US income taxes or accrual of deferred tax expense because the Company asserted that such earnings were permanently invested outside the US. The unremitted earnings of Fox Switzerland became subject to US tax as a result of the one-time transition tax provided for by the TCJA, which approximated $3,706. As a result of the change in US taxation, the Company no longer considers the unremitted earnings of Fox Switzerland to be permanently reinvested, and as such recorded a deferred tax liability of approximately $2,026, primarily representing foreign withholding tax due upon remittance.
As permitted by the Securities and Exchange Commission's Staff Accounting Bulletin 118, the Company has not completed its accounting for the tax effects of the enactment of the TCJA; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects of the new law. In other cases, primarily the impact of grandfathering on limitations of deductibility of executive compensation, the Company has not been able to make a reasonable estimate because clarifying regulations have not been issued, and as such continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment. The Company has recognized provisional amounts for all items for which it was able to determine a reasonable estimate. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may be affected as interpretations of the law through regulations and common practice emerge.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

Provisional amounts
Deferred Tax Assets and Liabilities: The Company remeasured its US deferred tax assets and liabilities that give rise to future tax deductions based on the enacted tax rates in effect for the periods in which the deductions are expected to be taken. However, certain aspects of the TCJA could potentially affect the measurement of these balances or give rise to new deferred tax amounts. For example, differences between the provisional and actual calculations of the on-time transition tax could result in the need for changes to the amount of the valuation allowance on the balance that is not utilized to pay such tax. The provisional amount recorded related to the remeasurement of our deferred tax balance was a net benefit of $2,448.
One-Time Transition Tax: The one-time transition tax is based on the total post-1986 earnings and profits on which US tax were previously deferred. The Company recorded a provisional amount as an increase in income tax expense related to the one-time transition tax of $3,706. Because of the complexities of TCJA, the Company has estimated the amount of earnings and profits subject to the tax. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. The Company's estimates may change when it finalizes the calculations required to determine the ultimate amount of the transition tax.
The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentive was not material to the Company's income tax provision for the years ended December 29, 2017 or December 30, 2016.
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

Deferred Income Taxes

	December 29,	December 30,
	2017	2016
Deferred tax assets:
Foreign tax credits	$9,381	$2,128
Research and development tax credits	2,473	1,244
Inventory	2,344	3,174
Accrued withholding taxes	1,940	—
Stock-based compensation	1,718	2,043
Accrued liabilities	1,649	2,384
Other	703	741
Total deferred tax asset	20,208	11,714
Valuation allowance	(6,336)	—
Net deferred tax asset	13,872	11,714
Deferred tax liabilities:
Depreciation	(4,496)	(5,707)
Intangible assets	(3,545)	(1,769)
Accrued withholding tax on unremitted foreign dividends	(2,179)	—
Other	(983)	(156)
Total deferred tax liability	(11,203)	(7,632)
Net deferred tax asset	$2,669	$4,082

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

As of December 29, 2017, the Company had foreign tax credits of $9,381 which begins to expire in 2025, unless previously utilized, and foreign net operating loss carryforwards of $908, of which $564 begin to expire in 2034 if not utilized and $344 which do not expire. The Company also had federal and state research and development credits of approximately $1,409 and $2,123. The federal research and development credits begin to expire in 2036 unless previously utilized, and the state research credits do not expire.
As of December 29, 2017, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. As a result of TCJA, the Company believes that it is more likely than not that a portion of its foreign tax credits will not be realizable, and as such, provided an allowance of $6,031. A full valuation allowance was avoided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions such that both US taxable income and foreign sourced income will increase in future years, allowing a portion of the foreign tax credits to be utilized.
Additionally, based on available evidence, it was concluded on a more likely than not basis that deferred tax assets of the Company's Canadian subsidiary and Austrian branch are not realizable. Accordingly, a valuation allowance of $305 has been recorded to offset the deferred tax assets in these jurisdictions.
Unrecognized Tax Benefits

	For the years ended
	2017	2016	2015
Balance - beginning of period	$7,440	$8,924	$7,785
Increase related to current year tax positions	460	1,828	1,878
Increase (decrease) related to prior year tax positions	1,770	(1,193)	584
Decrease due to expiration of statute of limitations	(1,516)	(2,119)	(1,323)
Balance - end of period	$8,154	$7,440	$8,924
As of December 29, 2017, the Company had $8,154 of unrecognized tax benefits, of which approximately $6,966, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. On January 30, 2018, the Company received a no change letter from the Internal Revenue Service ("IRS") related to the audit of the Company's 2015 federal tax return. Specifically, the audit resolved issues involving the 2015 deductibility of amortization and depreciation arising from the acquisition of the Company in 2008. The favorable conclusion of the audit will result in a decrease in the unrecognized tax benefits of $1,490, of which $1,352 will favorably impact the effective tax rate in 2018. The IRS is considering a closing agreement that will resolve the uncertainty about acquisition related amortization and depreciation deductions for all open tax years. As a result, the Company believes that it is reasonably possible that unrecognized tax benefits at December 29, 2017 could be reduced by an additional $5,162 in the next twelve months. Including the reversal of amounts presented as contra to our deferred tax assets, the favorable impact of the closing agreement on the effective tax rate could amount to approximately $8,256 in 2018.
As of December 29, 2017 and December 30, 2016, the Company had approximately $311 and $193, respectively, of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.
The Company's 2014 and 2016 federal tax returns, state tax returns from 2013 and forward, and foreign tax returns from 2015 and forward are subject to examination by tax authorities.
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
Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	December 29, 2017				December 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit facility	$—	$63,058	$—	$63,058	$—	$66,683	$—	$66,683
Non-controlling interest subject to put provisions	—	—	12,955	12,955	—	—	—	—
Contingent consideration	—	—	—	—	—	—	5,532	5,532
Total liabilities measured at fair value	$—	$63,058	$12,955	$76,013	$—	$66,683	$5,532	$72,215

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 29, 2017, December 30, 2016 and December 31, 2015.
As of December 29, 2017 and December 30, 2016, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of December 29, 2017, the Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility.
The Company has potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement (see Note 15 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and will be revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company expects to use to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The estimated fair values of the non-controlling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these non-controlling interest obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions.
The Company measured its contingent consideration liability arising from a 2014 acquisition using Level 3 unobservable inputs. The contingent consideration liability is associated with the achievement of adjusted EBITDA targets, and is estimated at each balance sheet date by considering, among other factors, results of completed periods and the Company's most recent financial projection for future periods subject to earn-out payments.  The change in fair value is recorded as a component of fair value adjustment of contingent consideration and acquisition related compensation in the accompanying consolidated statement of income for the year ended December 29, 2017.
The following table provides a reconciliation of the beginning and ending balances for the Company's obligations measured at fair value using Level 3 inputs:

Obligations (measured with level 3 inputs)
Balance at December 30, 2016	$5,532
Acquisition of non-controlling interest	12,900
Net income attributable to non-controlling interest	55
Change in fair value	(150)
Payment of contingent liability	(5,382)
Balance at December 29, 2017	$12,955

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

13. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $437, $373, and $298 for each of the years ended December 29, 2017, December 30, 2016 and December 31, 2015, respectively.

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
The following table summarizes total sales generated by geographic location of the customer:

	For the years ended
	2017	2016	2015
North America	$280,860	$221,312	$193,675
Asia	101,079	100,999	99,394
Europe	86,405	76,999	69,580
Rest of the World	7,289	3,767	4,149
Total sales	$475,633	$403,077	$366,798
Previously, the Company reported sales to U.S. customers on a standalone basis, while sales to customers in the rest of North America were included under the "Rest of the World" caption. The Company has determined that the markets in North America share common economic characteristics and as such has combined sales to all North American countries and reclassified our previously reported sales for the twelve month periods ended December 30, 2016 and December 31, 2015 for comparability.
The Company’s long-lived assets by geographic location are as follows:

	December 29,	December 30,
	2017	2016
United States	$38,450	$29,344
International	5,186	2,918
Total long-lived assets	$43,636	$32,262

The following table summarizes total sales by product category:

	For the years ended
	2017	2016	2015
Bikes	$245,378	$226,686	$211,704
Power vehicles	230,255	176,391	155,094
Total sales	$475,633	$403,077	$366,798

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

15. Acquisitions
Tuscany
On November 30, 2017, the Company acquired an 80% interest in Tuscany, a designer, manufacturer and distributor of premium aftermarket powered vehicle performance packages in an asset purchase accounted for as a business combination, pursuant to ASC 805. The Company believes that this acquisition will accelerate the growth of its off-road and on-road truck products. In connection with the acquisition, the Company paid $53,350 in cash financed through a combination of its existing credit facility and cash on hand. This purchase included $242 in intercompany accounts payable, resulting in a total purchase price of $53,592. This transaction was accounted for as a business combination.
The stockholders' agreement executed in association with the acquisition provides the Company with a call option to acquire the remaining 20% of Tuscany any time from November 30, 2019 through November 30, 2024 at a value which approximates fair market value as defined in the purchase agreement. In addition, if the call option has not been exercised as of November 30, 2024, the non-controlling owners shall be entitled to exercise a put option on November 30, 2024 and for a 180 day period thereafter, which would require the Company to purchase all of the remaining shares held by the non-controlling owners at a price that approximates fair market value as defined in the purchase agreement.
In accordance with ASC 805, the Company recognized a non-controlling interest in Tuscany and measured the non-controlling interest at fair value on the acquisition date. The Company concluded that the put feature embedded in the agreement causes the non-controlling interest to be redeemable, pursuant to ASC 480, because the put option requires cash settlement.  Therefore, the Company has classified the non-controlling interest as temporary (mezzanine) equity in the consolidated balance sheets.
The purchase price of Tuscany is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 30, 2017, with the excess purchase price allocated to goodwill. The allocation of the purchase price is preliminary, subject to the completion of the Company's validation of working capital and completion of its intangible valuation procedures, with the assistance of specialists. Goodwill represents the value of synergies from combining operations Tuscany and the Company, as well as intangibles that do not qualify for separate recognition. Intangibles and goodwill related to the Company's 80% interest are deductible for tax purposes. The Company incurred $0.9 million of transaction costs in conjunction with the Tuscany acquisition for the year ended December 29, 2017, which is included in general and administrative expense in the accompanying consolidated statement of income.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$53,350
Settlement of pre-existing accounts	242
Total consideration at closing	$53,592

Fair market values
Other current and non-current assets	$5,966
Property, plant and equipment	1,416
Customer relationships	28,600
Trademarks and brand	6,500
Goodwill	30,392
Total assets acquired	72,874

Accounts payable and accrued expenses	3,329
Debt assumed in acquisition	465
Deferred tax liability for tax free rollover of non-controlling interest	2,588
Total liabilities assumed	6,382
Redeemable non-controlling interest	12,900
Purchase price allocation	$53,592

The following unaudited pro forma financial information shows the combined results of operations of the Company and Tuscany, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the elimination of intercompany sales and profits, the amortization of purchased intangible assets and acquired inventory valuation step-up, interest expense on the revolving debt utilized to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory combined federal and state tax rates of 41%. Tuscany was operated as an S Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal and state statutory rates based on Tuscany’s net income. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the years ended (unaudited)
	2017	2016
Pro forma sales	$515,159	$444,463
Pro forma net income	$45,249	$37,507

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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 29, 2017
(in thousands, except per share amounts)

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

16. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2017 and 2016 is as follows:

	Quarter Ended
	Dec 29,	Sep 29,	Jun 30,	Mar 31,	Dec 30,	Sep 30,	Jul 1,	Apr 1,
	2017	2017	2017	2017	2016	2016	2016	2016
Sales	$121,093	$127,399	$120,811	$106,330	$111,555	$109,011	$102,294	$80,217
Gross profit	39,122	42,597	39,056	33,714	34,057	34,886	32,327	25,118
Income from operations	16,053	20,378	18,189	12,417	13,483	15,086	11,278	5,694
Net income attributable to Fox Stockholders	2,802	16,072	13,726	10,528	9,812	13,684	8,917	3,262
Earnings per share:
Basic	$0.07	$0.43	$0.37	$0.28	$0.27	$0.37	$0.24	$0.09
Diluted	$0.07	$0.41	$0.35	$0.27	$0.26	$0.36	$0.24	$0.09