Form 10-K/A
period 2017-12-29
FOX FACTORY HOLDING CORP
filed 2018-03-07
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Fox Factory Holding Corp. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (“Amendment 1”) to its Annual Report on Form 10-K for the year ended December 29, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 (the “Original Filing”) solely to file an amended Item 8 to fix a typographical error by correcting the office location in the "Report of Independent Registered Public Accounting Firm" issued by Grant Thornton LLP ("Grant Thornton") with respect to the Company's financial statements (the "Grant Thornton Financial Statements Opinion").

The change to the filed copy of the Grant Thornton Financial Statements Opinion does not affect Grant Thornton's unqualified opinion on the Company's consolidated financial statements included in the Original Filing and this Amendment 1, or Grant Thronton's unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 29, 2017.

Item 15 has been included herein to reflect new Section 302 and Section 906 certifications. No other changes were made to the Original Filing. This Amendment 1 does not affect the XBRL data in the Original Filing. This Amendment 1 speaks as of the date of the Original Filing, and does not reflect events that may have occurred subsequent to the date of the Original Filing.

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

		10-Q	001-36040	November 6, 2013
10.13†	Non-Employee Director Compensation Policy.	S-1	333-189841	July 25, 2013

10.14†	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its directors and officers.	S-1	333-189841	July 8, 2013
10.15†	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors.	S-1	333-189841	July 8, 2013
10.16†	2008 Stock Option Plan, as amended.	S-1	333-189841	July 8, 2013
10.17†	2008 Non-Statutory Stock Option Plan, as amended.	S-1	333-189841	August 2, 2013
10.18†	2013 Omnibus Plan as amended by the First Amendment, approved by stockholders on May 4, 2017.	8-K	001-36040	May 8, 2017
10.19†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan.	S-1	333-189841	July 25, 2013
10.19.1†	Amendment to Restricted Stock Unit Award Agreement, by and between Fox Factory Holding Corp. and Joseph Hagin, dated January 11, 2017.	10-Q	001-36040	May 3, 2017
10.19.2†	Amendment to Restricted Stock Unit Award Agreement, by and between Fox Factory Holding Corp. and Carl Nichols, dated January 4, 2018.	10-K	001-36040	February 27, 2018
10.20	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC.	S-1	333-189841	July 8, 2013
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
		10-Q	001-36040	November 16, 2015
10.28	Asset Purchase and Contribution Agreement by and among FF US Acquisition Corp., FF US Holding Corp., Flagship, Inc. d/b/a Tuscany, and Michael Graber and Jeff Burttschell dated November 30, 2017.	8-K	001-36040	December 4, 2017
10.29	Stock Repurchase Agreement, by and between Fox Factory Holding Corp. and Compass Group Diversified Holdings, LLC, dated March 9, 2016.	8-K	001-36040	March 15, 2016
10.30	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 11, 2016.	8-K	001-36040	May 16, 2016
10.30.1	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated August 11, 2016.	10-Q	001-36040	November 2, 2016
10.30.2	Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated June 12, 2017.	10-Q	001-36040	August 3, 2017
10.30.3	Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2017.	8-K	001-36040	December 4, 2017
21.1	List of Subsidiaries.	10-K	001-36040	February 27, 2018
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36040	February 27, 2018
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).	10-K	001-36040	February 27, 2018
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
March 7, 2018		Zvi Glasman, Chief Financial Officer and Treasurer
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

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2008.

San Jose, California
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