Form 10-Q
period 2018-03-30
FOX FACTORY HOLDING CORP
filed 2018-05-02
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2018, there were 37,672,737 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of	As of
	March 30,	December 29,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$22,233	$35,947
Accounts receivable (net of allowances of $770 and $676 at March 30, 2018 and December 29, 2017, respectively)	56,816	61,060
Inventory	91,256	84,841
Prepaids and other current assets	24,114	21,100
Total current assets	194,419	202,948
Property, plant and equipment, net	45,746	43,636
Deferred tax assets	6,243	2,669
Goodwill	88,442	88,438
Intangibles, net	88,480	90,044
Other assets	484	551
Total assets	$423,814	$428,286
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,962	$40,813
Accrued expenses	25,546	32,608
Reserve for uncertain tax positions	1,427	7,787
Current portion of long-term debt	5,509	5,038
Total current liabilities	79,444	86,246
Line of credit	17,020	35,585
Long-term debt, less current portion	56,642	58,020
Deferred rent	603	645
Total liabilities	153,709	180,496
Commitments and contingencies (Refer to Note 7 - Commitments and Contingencies)
Redeemable non-controlling interest	14,192	12,955
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of March 30, 2018 and December 29, 2017	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,546 shares issued and 37,656 outstanding as of March 30, 2018; 38,497 shares issued and 37,607 outstanding as of December 29, 2017	38	38
Additional paid-in capital	112,453	112,793
Treasury stock, at cost; 890 common shares as of March 30, 2018 and December 29, 2017	(13,754)	(13,754)
Accumulated other comprehensive income (loss)	307	(168)
Retained earnings	156,869	135,926
Total stockholders’ equity	255,913	234,835
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$423,814	$428,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended
	March 30,	March 31,
	2018	2017
Sales	$129,792	$106,330
Cost of sales	88,148	72,616
Gross profit	41,644	33,714
Operating expenses:
Sales and marketing	8,734	6,592
Research and development	6,197	4,482
General and administrative	9,193	8,081
Amortization of purchased intangibles	1,568	695
Fair value adjustment of contingent consideration and acquisition related compensation	—	1,447
Total operating expenses	25,692	21,297
Income from operations	15,952	12,417
Other expense, net:
Interest expense	798	588
Other expense	283	545
Other expense, net	1,081	1,133
Income before income taxes	14,871	11,284
(Benefit of) provision for income taxes	(6,579)	756
Net income	21,450	10,528
Less: net income attributable to non-controlling interest	(226)	—
Net income attributable to FOX stockholders	$21,224	$10,528
Earnings per share:
Basic	$0.56	$0.28
Diluted	$0.55	$0.27
Weighted average shares used to compute earnings per share:
Basic	37,625	37,135
Diluted	38,835	38,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended
	March 30,	March 31,
	2018	2017
Net income	$21,450	$10,528
Other comprehensive income
Foreign currency translation adjustments, net of tax effects	471	1,252
Other comprehensive income	471	1,252
Comprehensive income	21,921	11,780
Comprehensive income attributable to non-controlling interest	226	—
Comprehensive income attributable to FOX stockholders	$21,695	$11,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended
	March 30, 2018	March 31, 2017
OPERATING ACTIVITIES:
Net income	$21,450	$10,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,506	2,405
Stock-based compensation	2,046	1,909
Deferred taxes and uncertain tax positions	(9,912)	(2,399)
Change in fair value of contingent consideration	—	(150)
Changes in operating assets and liabilities:
Accounts receivable	4,713	12,480
Inventory	(6,030)	(7,499)
Income taxes payable	(3,407)	(1,793)
Prepaids and other assets	(3,027)	(411)
Accounts payable	5,737	3,535
Accrued expenses	(4,111)	(9,396)
Net cash provided by operating activities	10,965	9,209
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,975)	(2,726)
Purchase of intangible assets	—	(54)
Net cash used in investing activities	(3,975)	(2,780)
FINANCING ACTIVITIES:
Payments on line of credit	(18,565)	—
Repayment of debt	(938)	(937)
(Repurchases from) proceeds from stock compensation program, net	(1,375)	1,878
Net cash (used in) provided by financing activities	(20,878)	941
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	174	341

CHANGE IN CASH AND CASH EQUIVALENTS	(13,714)	7,711
CASH AND CASH EQUIVALENTS—Beginning of period	35,947	35,280
CASH AND CASH EQUIVALENTS—End of period	$22,233	$42,991
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$6,730	$4,937
Interest	$853	$512
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S.") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
The Company operates on a 52-53 week fiscal calendar. For 2018 and 2017, the Company's fiscal year will end or has ended on December 28, 2018 and December 29, 2017, respectively. The three month periods ended March 30, 2018 and March 31, 2017 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - Beginning the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), as updated by ASU 2016-20. There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017, as filed with the SEC on February 27, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition - Revenues are generated from the sale of ride dynamics products to customers worldwide. The Company’s ride dynamics products are solutions that improve performance and control of power vehicles and bikes. Power vehicles include Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master service agreements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At March 30, 2018, the balance of deferred revenue related to pricing provisions was $306. These amounts are expected to be recognized over the next 12 months.
Segments - The Company has determined that it has a single operating and reportable segment. The Company considers operating segments to be components of the Company for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
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
Recent Accounting Pronouncements - In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, updated December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018, using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. The Company recorded a cumulative effect adjustment of $368 gross and $279 net of taxes, to the opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than 12 months on the balance sheet. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted ASU 2016-16 effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-16 did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides more guidance to an entity when they are assessing if transactions should be accounted for as acquisitions of assets or businesses. The clarification of the definition of a business impacts various areas of accounting such as acquisitions, disposals, goodwill, and consolidations. The Company adopted ASU 2017-01 effective in the first quarter of fiscal year 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that would currently require the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Under ASU 2017-04, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value. The Company adopted ASU 2017-04 effective for goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended
	March 30, 2018	March 31, 2017
Bike products	$57,659	$52,275
Power Vehicle products	72,133	54,055
Total sales	$129,792	$106,330

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes total sales by sales channel:

	For the three months ended
	March 30, 2018	March 31, 2017
OEM	$72,764	$60,648
Aftermarket	57,028	45,682
Total sales	$129,792	$106,330

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	March 30, 2018	March 31, 2017
North America	$83,168	$63,805
Asia	21,203	20,352
Europe	23,916	20,453
Rest of the world	1,505	1,720
Total sales	$129,792	$106,330

3. Inventory
Inventory consisted of the following:

	March 30,	December 29,
	2018	2017
Raw materials	$57,639	$51,371
Work-in-process	5,353	1,233
Finished goods	28,264	32,237
Total inventory	$91,256	$84,841

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	March 30,	December 29,
	2018	2017
Machinery and manufacturing equipment	$33,227	$33,664
Information systems, office equipment and furniture	8,150	7,715
Internal use software	9,456	7,819
Transportation equipment	3,726	3,325
Building and land	8,811	8,811
Leasehold improvements	11,245	9,919
Total	74,615	71,253
Less: accumulated depreciation and amortization	(28,869)	(27,617)
Property, plant and equipment, net	$45,746	$43,636

The Company’s long-lived assets by geographic location are as follows:

	As of March 30,	As of December 29,
	2018	2017
United States	$40,684	$38,450
International	5,062	5,186
Total long-lived assets	$45,746	$43,636

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

5. Accrued Expenses
Accrued expenses consisted of the following:

	March 30,	December 29,
	2018	2017
Payroll and related expenses	$8,324	$13,211
Warranty	6,596	6,481
Income tax payable	2,970	6,562
Other accrued expenses	7,656	6,354
Total	$25,546	$32,608
Activity related to warranties is as follows:

	For the three months ended
	March 30, 2018	March 31, 2017
Beginning warranty liability	$6,481	$4,593
Charge to cost of sales	1,289	1,279
Costs incurred	(1,174)	(865)
Ending warranty liability	$6,596	$5,007

6. Debt
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
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At March 30, 2018, the one-month LIBOR and prime rates were 1.88% and 4.75%, respectively. At March 30, 2018, our weighted average interest rate on outstanding borrowing was 3.96%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 30, 2018.
Additionally, the existing credit facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit. As of March 30, 2018, the Company utilized $5,000 in the form of a standby letter of credit in support of subsidiary operations. The letter of credit expires in November 2018.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	March 30,	December 29,
	2018	2017
Amount outstanding	$16,500	$35,000
Standby letter of credit	$5,000	$5,000
Available borrowing capacity	$78,500	$60,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021

As of March 30, 2018, future principal payments for long-term debt, including the current portion, are summarized as follows:

For fiscal year:
2018 (remaining nine months)	$4,219
2019	5,625
2020	7,031
2021	45,625
Total term debt	62,500
Debt issuance cost	(349)
Long-term debt, net of issuance cost	62,151
Less: current portion	(5,509)
Long-term debt less current portion	$56,642

Other Indebtedness
The Company had $520 and $585 outstanding under a vendor associated line of credit as of March 30, 2018 and December 29, 2017, respectively.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. The PTAB has instituted all of the Company's IPR Petitions and has stayed a third party ex-parte re-exam of SRAM's '027 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. The Company is currently evaluating strategic next steps.
In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado but are otherwise proceeding.
The SRAM lawsuits against the Company have been stayed by the U.S. District Court, Northern District of Illinois pending a PTAB determination in the Company filed SRAM patent reviews (IPRs).  Recently, the PTAB opined that certain claims of the SRAM ‘027 Patent were not shown to be invalid. However, because additional IPRs of the ‘027 and ‘250 Patents remain pending with the PTAB, SRAM’s lawsuits against the Company in Illinois remain stayed. Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts. Due to the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters.  Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.
The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp. acquired an 80% interest in the business of Flagship, Inc. ("Tuscany"). The stockholders' agreement provides the Company with a call option (the "Call Option") to acquire the remaining 20% of Tuscany any time from November 30, 2019 through November 30, 2024 at a value which approximates fair market value. In addition, if the Call Option has not been exercised as of November 30, 2024, the non-controlling owners shall be entitled to exercise a put option on November 30, 2024 and for a 180 day period thereafter, which would require the Company to purchase all of the remaining shares held by the non-controlling owners at a price that approximates fair market value.

8. Fair Value Measurements
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	March 30, 2018				December 29, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit facility	$—	$62,151	$—	$62,151	$—	$63,058	$—	$63,058
Non-controlling interest subject to put provisions	—	—	14,192	14,192	—	—	12,955	12,955
Total liabilities measured at fair value	$—	$62,151	$14,192	$76,343	$—	$63,058	$12,955	$76,013

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three month period ended March 30, 2018.
The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of March 30, 2018 and December 29, 2017, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
The Company has potential obligations to purchase non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement. If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The Company measured the fair value of the non-controlling interests using Level 3 unobservable inputs, including the expected growth rate, income tax rate, and discount factor applied to forecasted results. The estimated fair values of the non-controlling interests can fluctuate and the amount at which these obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions. Valuation adjustments arising from the fair value measurement of the non-controlling interests are recognized as additional paid in capital on the consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the Company's liability measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at December 29, 2017	$12,955
Net income attributable to non-controlling interest	226
Change in fair value	1,011
Balance at March 30, 2018	$14,192

9. Stockholders' Equity
Share Repurchase Program and Secondary Stock Offerings
In February 2016, the Company's Board of Directors authorized the Company's 2016 share repurchase program (the "2016 Repurchase Program"), permitting repurchases of up to an aggregate of $40,000 in shares of common stock. The plan expired on December 31, 2017. The Company repurchased 890 shares for a total of $13,754 under both the 2016 Repurchase Program and the prior repurchase program of the Company, which expired on December 31, 2015. Shares of common stock repurchased under such programs are accounted for as treasury stock under the cost method.
In March 2017, the Company closed a secondary offering, whereby the selling stockholders sold an additional 5,574 shares of the Company's common stock at a price of $26.65 per share, less underwriting discounts and commissions. The total shares sold included 466 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. As a result of the March 2017 secondary offering, Compass Group Diversified Holdings LLC ("Compass") no longer holds any equity interest in the Company.
The Company incurred approximately $113 of expenses in connection with the secondary offering during the three months ended March 31, 2017.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended
	March 30, 2018	March 31, 2017
Cost of sales	$101	$33
Sales and marketing	161	148
Research and development	142	112
General and administrative	1,642	1,616
Total	$2,046	$1,909

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the three months ended March 30, 2018.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2017	800	$23.91
Canceled	(5)	$14.41
Vested	(85)	$27.09
Unvested at March 30, 2018	710	$23.60

As of March 30, 2018, the Company had approximately $11,151 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.46 years.
No options to purchase common stock were expired, forfeited or issued during the three months ended March 30, 2018. As of March 30, 2018, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

10. Income Taxes

	For the three months ended
	March 30, 2018	March 31, 2017
Provision for income taxes	$(6,579)	$756
Effective tax rates	(44.2)%	6.7%
The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries, creates a new minimum tax on certain foreign earnings, and provides incentives for U.S. companies to sell and license goods and services abroad, among other changes.
Effective January 1, 2016, the Company sold the net assets of its Taiwan branch operations and its shares of Fox Factory IP Holding Corp. to Fox Factory Switzerland GmbH. The Company’s Taiwan operations were as a result, organized as a branch of the Swiss entity (together, "Fox Switzerland"). Fox Switzerland owns or licenses the Company’s non-U.S. intangible property and generates earnings that, prior to the enactment of the TCJA, were not subject to payment of U.S. income taxes or accrual of deferred tax expense because the Company asserted that such earnings were permanently invested outside the U.S. The unremitted earnings of Fox Switzerland through 2017 became subject to U.S. tax as a result of the one-time transition tax provided for by the TCJA. As a result of the change in U.S. taxation, the Company no longer considers the unremitted earnings of Fox Switzerland to be permanently reinvested, and, as such, has accrued foreign withholding tax due upon remittance of dividends from Fox Switzerland, including a cumulative adjustment of $2,026 in the fourth quarter of the fiscal year 2017.
As permitted by the SEC's Staff Accounting Bulletin 118, the Company has not completed its accounting for the tax effects of the enactment of the TCJA; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects of the new law. In other cases, primarily the impact of grandfathering on limitations of deductibility of executive compensation, the Company has not been able to make a reasonable estimate because clarifying regulations have not been issued, and, as such, continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment. The Company has recognized provisional amounts for all items for which it was able to determine a reasonable estimate. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may be affected as interpretations of the law through regulations and common practice emerge.
Provisional amounts
Deferred Tax Assets and Liabilities: In the fourth quarter of fiscal year 2017, the Company remeasured its U.S. deferred tax assets and liabilities that give rise to future tax deductions based on the enacted tax rates in effect for the periods in which the deductions are expected to be taken. However, certain aspects of the TCJA could potentially affect the measurement of these balances or give rise to new deferred tax amounts. For example, differences between the provisional and actual calculations of the one-time transition tax could result in the need for changes to the amount of the valuation allowance on the balance that is not utilized to pay such tax. The provisional amount recorded in the fourth quarter of fiscal year 2017 related to the remeasurement of our deferred tax balance was a net benefit of $2,448. There have been no material changes in the estimated remeasurement of our deferred tax balance in fiscal year 2018.
One-Time Transition Tax: The one-time transition tax is based on the total post-1986 earnings and profits on which U.S. tax were previously deferred. In the fourth quarter of fiscal year 2017, the Company recorded a provisional amount as an increase in income tax expense related to the one-time transition tax of $3,706. Because of the complexities of the TCJA, the Company has estimated the amount of earnings and profits subject to the tax. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. The Company's estimates may change when it finalizes the calculations required to determine the ultimate amount of the transition tax.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

For the three months ended March 30, 2018, the difference between the Company's effective tax benefit of 44.2% and the 21% federal statutory rate resulted primarily from a $9,838 one-time impact of the favorable conclusion of the 2015 U.S. Internal Revenue Service ("IRS") audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition due to uncertainty about whether the tax position would withstand audit. The results of the audit provided basis for the Company to conclude that the amortization and depreciation will likely be deductible for all open tax years. In addition, the effective tax rate benefited from lower foreign tax rates, lower effective federal rates on licensing and export activities, research and development credits, and $238 from excess benefits related to the vesting of RSUs. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
For the three months ended March 31, 2017, the difference between the Company's 6.7% effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates on permanently reinvested earnings of the Company's foreign subsidiaries and $2,427 from excess benefits related to the exercise of stock options. These benefits were partially offset by state taxes and the impact of non-deductible expenses.
The Company's federal tax returns for 2013, 2014, 2016 and forward, state tax returns for 2012 forward, and foreign tax returns from 2014 forward are subject to examination by tax authorities.
The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three months ended March 30, 2018 and March 31, 2017.

11. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income attributable to Fox Factory Holding Corp. Stockholders for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of RSUs, which are reflected in diluted EPS by application of the treasury stock method.
The following table presents the calculation of basic and diluted EPS:

	For the three months ended
	March 30, 2018	March 31, 2017
Net income attributable to FOX stockholders	$21,224	$10,528
Weighted average shares used to compute basic EPS	37,625	37,135
Dilutive effect of employee stock plans	1,210	1,427
Weighted average shares used to compute diluted EPS	38,835	38,562
EPS:
Basic	$0.56	$0.28
Diluted	$0.55	$0.27
The Company did not exclude any potentially dilutive shares from the calculation of diluted EPS for the three months ended March 30, 2018 and March 31, 2017, as none of these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

12. Related Party Agreements

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a member of our Board of Directors. Rent expense under this lease was $179 for the three months ended March 30, 2018 and March 31, 2017, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.
On November 30, 2017, the Company acquired an 80% interest in Tuscany, which has building leases for its manufacturing and office facilities in Elkhart, Indiana. The buildings are owned by the non-controlling interest stockholders, who are now employees of the Company. Rent expense under these leases was $86 and $0 for the three months ended March 30, 2018 and March 31, 2017, respectively. The leases are effective November 30, 2017 through April 1, 2022, with monthly rental payments of $29, which are subject to annual escalation of 7.5%.

13. Business Combinations

On November 30, 2017, the Company acquired an 80% interest in Tuscany, a designer, manufacturer and distributor of premium aftermarket powered vehicle performance packages in an asset purchase accounted for as a business combination. The purchase price of Tuscany was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 30, 2017, with the excess purchase price allocated to goodwill. The allocation of the purchase price is preliminary, subject to the completion of the Company's validation of working capital and completion of its intangible valuation procedures, with the assistance of specialists.
The financial results of this subsidiary have been included in our consolidated financial statements since the date of acquisition.
The Company incurred $248 in transaction costs in conjunction with this acquisition during the three months ended March 30, 2018, which is included in general and administrative expense in the accompanying consolidated statement of income.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2018, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
Unless the context otherwise requires, the terms “FOX,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Fox Factory Holding Corp. and its operating subsidiaries, on a consolidated basis.
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

•	our ability to maintain our premium brand image and high-performance products;

•	our ability to maintain relationships with the professional athletes and race teams we sponsor;

•	our ability to selectively add additional dealers and distributors in certain geographic markets;

•	the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences;

•	changes in demand for high-end suspension and ride dynamics products;

•	the loss of key personnel, management and skilled engineers;

•	our ability to successfully identify, evaluate and manage potential acquisitions and to benefit from such acquisitions;

•	the outcome of pending litigation;

•	future disruptions in the operations of our manufacturing facilities;

•	our ability to adapt our business model to mitigate the impact of certain changes in tax laws including those enacted in the U.S. in December 2017;

•	changes in the relative proportion of profit earned in the numerous jurisdictions in which we do business and in tax legislation, case law and other authoritative guidance in those jurisdictions;

•	product recalls and product liability claims; and

•	future economic or market conditions.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A, "Risk Factors" of our 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act, and Section 21E of the Exchange Act.
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
Critical Accounting Policies and Estimates

Beginning in the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017, as filed with the SEC on February 27, 2018, that have had a material impact on our condensed consolidated financial statements and related notes. See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of this update.

Recent Accounting Pronouncements

See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. In each of the last three fiscal years, our quarterly sales have been the lowest in the first quarter and higher in the third or fourth quarter of the year. For example, our sales in our first and third quarters of 2017 represented 22% and 27% of our total sales for the year, respectively. In addition, acquisitions such as Tuscany will affect the seasonality of our business and product mix by quarter; therefore, our 2017 sales are not necessarily reflective of the future.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	March 30, 2018	March 31, 2017
Sales	$129,792	$106,330
Cost of sales	88,148	72,616
Gross profit	41,644	33,714
Operating expenses:
Sales and marketing	8,734	6,592
Research and development	6,197	4,482
General and administrative	9,193	8,081
Amortization of purchased intangibles	1,568	695
Fair value adjustment of contingent consideration and acquisition related compensation	—	1,447
Total operating expenses	25,692	21,297
Income from operations	15,952	12,417
Other expense, net:
Interest expense	798	588
Other expense	283	545
Other expense, net	1,081	1,133
Income before income taxes	14,871	11,284
(Benefit of) provision for income taxes	(6,579)	756
Net income	21,450	10,528
Less: net income attributable to non-controlling interest	(226)	—
Net income attributable to FOX stockholders	$21,224	$10,528

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	March 30, 2018	March 31, 2017
Sales	100.0%	100.0%
Cost of sales	67.9	68.3
Gross profit	32.1	31.7
Operating expenses:
Sales and marketing	6.7	6.2
Research and development	4.8	4.2
General and administrative	7.1	7.6
Amortization of purchased intangibles	1.2	0.7
Fair value adjustment of contingent consideration and acquisition related compensation	—	1.4
Total operating expenses	19.8	20.1
Income from operations	12.3	11.6
Other expense, net:
Interest expense	0.6	0.6
Other expense	0.2	0.5
Other expense, net	0.8	1.1
Income before income taxes	11.5	10.5
(Benefit of) provision for income taxes	(5.1)	0.7
Net income	16.6%	9.8%
Less: net income attributable to non-controlling interest	(0.2)%	—%
Net income attributable to FOX Stockholders	16.4%	9.8%
Three months ended March 30, 2018 compared to three months ended March 31, 2017
Sales

	For the three months ended
(in millions)	March 30, 2018	March 31, 2017	Change ($)	Change (%)
Bike products	$57.7	$52.3	$5.4	10.3%
Power vehicle products	72.1	54.0	18.1	33.5%
Total sales	$129.8	$106.3	$23.5	22.1%
Sales for the three months ended March 30, 2018 increased approximately $23.5 million, or 22.1%, compared to the three months ended March 31, 2017. Bike sales increased by $5.4 million or 10.3% primarily driven by higher OEM sales. Powered vehicle sales increased by $18.1 million or 33.5% due to continued higher demand for our on and off road suspension products and growth in aftermarket sales due to the acquisition of Tuscany.
Cost of sales

	For the three months ended
(in millions)	March 30, 2018	March 31, 2017	Change ($)	Change (%)
Cost of sales	$88.1	$72.6	$15.5	21.3%
Cost of sales for the three months ended March 30, 2018 increased approximately $15.5 million, or 21.3%, compared to the three months ended March 31, 2017. The increase in cost of sales was driven primarily by an increase in sales.

For the three months ended March 30, 2018, our gross margin increased 40 basis points to 32.1% compared to 31.7% for the three months ended March 31, 2017. The improvement in gross margin was primarily due to improved manufacturing efficiencies and increased volume.

Operating expenses

	For the three months ended
(in millions)	March 30, 2018	March 31, 2017	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$8.7	$6.6	$2.1	31.8%
Research and development	6.2	4.5	1.7	37.8
General and administrative	9.2	8.1	1.1	13.6
Amortization of purchased intangibles	1.6	0.7	0.9	128.6
Fair value adjustment of contingent consideration and acquisition related compensation	—	1.4	(1.4)	(100.0)
Total operating expenses	$25.7	$21.3	$4.4	20.7%
Total operating expenses for the three months ended March 30, 2018 increased approximately $4.4 million, or 20.7%, over the same period in 2017. When expressed as a percentage of sales, operating expenses decreased to 19.8% of sales for the three months ended March 30, 2018 compared to 20.1% of sales in the same period in 2017.
Within operating expenses, our sales and marketing expenses increased approximately $2.1 million primarily due to costs incurred at our recently acquired Tuscany subsidiary of $1.4 million, as well as increased spending in our existing business lines to continue to promote our products and grow our brand. Research and development costs increased approximately $1.7 million primarily due to prototype, supplies, and equipment expenses of $0.6 million, headcount costs of $0.6 million, and professional fees of $0.3 million. General and administrative expenses increased by approximately $1.1 million due to higher professional fees of $0.8 million primarily associated with legal costs related to ongoing litigation, tax reform costs, costs related to integration of acquisitions, as well as due to expenses of $0.5 million incurred at Tuscany, offset by various other items.
Amortization of purchased intangible assets for the three months ended March 30, 2018 increased by approximately $0.9 million as compared to the three months ended March 31, 2017. The increase is primarily due to the amortization of customer relationship assets acquired in the Tuscany acquisition.
We incurred $1.4 million in acquisition related compensation in connection with management earn-out arrangements during the three months ended March 31, 2017. Earn-out arrangements were completed during the fiscal year 2017.
Income from operations

	For the three months ended
(in millions)	March 30, 2018	March 31, 2017	Change ($)	Change (%)
Income from operations	$16.0	$12.4	$3.6	29.0%
As a result of the factors discussed above, income from operations for the three months ended March 30, 2018 increased approximately $3.6 million, or 29.0%, compared to income from operations for the three months ended March 31, 2017.

Other expense, net

	For the three months ended
(in millions)	March 30, 2018	March 31, 2017	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.8	$0.6	$0.2	33.3%
Other expense	0.3	0.5	(0.2)	(40.0)
Other expense, net	$1.1	$1.1	$—	—%
Other expense, net for the three months ended March 30, 2018 remained relatively unchanged for the three months ended March 30, 2018, compared for the three months ended March 31, 2017.
Income taxes

	For the three months ended
(in millions)	March 30, 2018	March 31, 2017	Change ($)	Change (%)
(Benefit of) provision for income taxes	$(6.6)	$0.8	$(7.4)	(925.0)%
We had an effective tax benefit rate of 44.2% for the three months ended March 30, 2018, compared to an effective tax rate of 6.7% for the three months ended March 31, 2017.
For the three months ended March 30, 2018, the difference between our effective tax benefit rate and the 21% federal statutory rate resulted primarily from a $9.8 million one-time impact of the favorable conclusion of our 2015 U.S. Internal Revenue Service ("IRS") audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition of the Company by our former majority shareholder due to uncertainty about whether the tax position would withstand audit. The results of the audit provided basis for management to conclude that the amortization and depreciation will likely be deductible for all open tax years. In addition, the effective tax rate benefited from lower foreign tax rates, lower effective federal rates on licensing and export activities, research and development credits, and $0.3 million from excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
For the three months ended March 31, 2017, the difference between the our effective tax rate and the 35% federal statutory rate resulted primarily from lower foreign tax rates on permanently reinvested earnings of our foreign subsidiaries and $2.4 million in excess benefits related to stock-based compensation. These benefits were partially offset by state taxes and the impact of non-deductible expenses.
The change in income tax benefit for the three months ended March 30, 2018, as compared to the tax provision to the three months ended March 31, 2017, was primarily a result of the $9.8 million one-time impact of the favorable conclusion of the 2015 IRS audit. Offsetting the audit benefit, excess benefits related to stock-based compensation were $2.1 million lower for the three months ended March 30, 2018 compared to the three months ended March 31, 2017. Additionally, we recorded $0.5 million of incremental tax expense resulting from the 31.8% increase in pre-tax income, which was taxed at a 355 basis point lower blended annual rate for all jurisdictions.

Net income

	For the three months ended
(in millions)	March 30, 2018	March 31, 2017	Change ($)	Change (%)
Net income	$21.5	$10.5	$11.0	104.8%
As a result of the factors described above, our net income increased $11.0 million, or 104.8%, to $21.5 million in the three months ended March 30, 2018 from $10.5 million for the three months ended March 31, 2017.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the three months ended
(in thousands)	March 30, 2018	March 31, 2017
Net cash provided by operating activities	$10,965	$9,209
Net cash used in investing activities	(3,975)	(2,780)
Net cash (used in) provided by financing activities	(20,878)	941
Effect of exchange rate changes on cash	174	341
(Decrease) increase in cash and cash equivalents	$(13,714)	$7,711
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the three months ended March 30, 2018, net cash provided by operating activities was $11.0 million and consisted of net income of $21.5 million, less non-cash items totaling $4.4 million and changes in operating assets and liabilities totaling $6.1 million. Non-cash items and other adjustments consisted of depreciation and amortization of $3.5 million, stock-based compensation of $2.0 million, offset by a $9.9 million change in deferred taxes that included $6.4 million related to the recognition of uncertain tax positions upon favorable settlement of our 2015 IRS audit.
Our investment in operating assets and liabilities is a result of an increase in inventory of $6.0 million, decrease in accrued expenses of $4.1 million, decrease in income taxes payable of $3.4 million, and increase in prepaids and other assets of $3.0 million, partially offset by an increase in accounts payable of $5.7 million and a decrease in accounts receivable of $4.7 million. The changes in inventory, accounts payable, accounts receivable and prepaid and other assets are primarily due seasonal impacts on working capital. The decrease in income taxes payable is primarily due to a reduction in accrued withholding taxes and the decrease in accrued expenses was primarily due to a decrease in wage related liabilities.

In the three months ended March 31, 2017, net cash provided by operating activities was $9.2 million and consisted of net income of $10.5 million, less non-cash items totaling $1.8 million, plus changes in operating assets and liabilities totaling $3.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $2.4 million and stock-based compensation of $1.9 million, partially offset by deferred taxes of $2.4 million. Our cash generated from operating assets and liabilities is a result of a decrease in accounts receivable of $12.5 million, an increase in accounts payable of $3.5 million and an increase in income taxes payable of $1.8 million, partially offset by a decrease in accrued expenses of $9.4 million and an increase in inventory of $7.5 million. The decrease in accounts receivable reflects slightly lower sales in the first quarter of 2017 relative to the fourth quarter of 2016 as a result of business seasonality, changes in customer mix and improved collections. The increase in inventory and corresponding increase in accounts payable are due to seasonality as we prepare for the peak selling seasons. The decrease in accrued expenses was primarily due to payment of $6.5 million of acquisition related compensation. Additionally, our income tax payable increased primarily due to timing of payments.
Investing activities
Cash used in investing activities relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment and strategic acquisitions.
In the three months ended March 30, 2018 and March 31, 2017, net cash used in investing activities was $4.0 million and $2.8 million, respectively, consisting primarily of purchases of property and equipment.
Financing activities
Cash provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the three months ended March 30, 2018, net cash used in financing activities was $20.9 million, which consisted of $18.6 million paid on our line of credit and $0.9 million paid on our term debt. In addition, we paid $1.4 million to repurchase shares of our common stock as part of our stock compensation program.
In the three months ended March 31, 2017, net cash provided by financing activities was $0.9 million, which consisted of $1.9 million in proceeds from the exercise of stock options, partially offset by $0.9 million repaid under our Second Amended and Restated Credit Facility.

Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the term loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the term loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016, respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. Further technical amendments were made on August 11, 2016, June 12, 2017 and November 30, 2017 (as most recently amended and restated and as further amended, the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides a maturing secured term loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.
The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of March 30, 2018.

Other Commitments

No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2017, as filed with the SEC on February 27, 2018.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2017, as filed with the SEC on February 27, 2018.
ITEM 4. CONTROLS AND PROCEDURES
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2018. Based on the evaluation of our disclosure controls and procedures as of March 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. The PTAB has instituted all of the Company's IPR Petitions and has stayed a third party ex-parte re-exam of SRAM's '027 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. The Company is currently evaluating strategic next steps.
In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado but are otherwise proceeding.
The SRAM lawsuits against the Company have been stayed by the U.S. District Court, Northern District of Illinois pending a PTAB determination in the Company filed SRAM patent reviews (IPRs).  Recently, the PTAB opined that certain claims of the SRAM ‘027 Patent were not shown to be invalid. However, because additional IPRs of the ‘027 and ‘250 Patents remain pending with the PTAB, SRAM’s lawsuits against the Company in Illinois remain stayed. Meanwhile the Company filed lawsuits have moved forward as scheduled by the courts. Due to the inherent uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters.  Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected.
The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects could be materially and adversely affected by various risks and uncertainties that are described herein. In addition to the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described below. If any of these risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.
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
U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The U.S. recently imposed tariffs of 25 percent on steel and 10 percent on aluminum and during the first quarter, the U.S. Government announced potential tariffs on certain imports from China and suggested additional tariffs could be added at a later date. While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our gross margin and our operating performance. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a broader trade conflict could ensue. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.

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
Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the National Highway Traffic Safety Administration ("NHTSA"), the U.S. Consumer Product Safety Commission ("CPSC") and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, in October 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products. Most recently, in May 2017, we announced a voluntary recall of approximately 2,460 of FOX's Harley Davidson specific aftermarket motorcycle shock absorbers. In addition to the direct costs related to these or other recalls, in the future, we may be forced to undertake such recalls which could adversely affect our aftermarket and OEM sales if we or our OEM customer do not have a replacement for such recalled product ready in a timely manner. Such recall events could also adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
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
In the future, we and our subsidiaries may be able to incur substantial additional debt from further amendments to the Second Amended and Restated Credit Facility, additional lending sources subject to the restrictions contained in the Second Amended and Restated Credit Facility, or as a result of certain debt instruments similar to those described in our Shelf Registration Statement on Form S-3, which was filed with the SEC in March 2015, and expired in April 2018.
As of March 30, 2018, we had $79.2 million of indebtedness and $78.5 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of March 30, 2018, we had $79.2 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $79.2 million of variable interest rate indebtedness that was outstanding as of March 30, 2018, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.8 million change to our interest expense for the three months ended March 30, 2018.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, eliminating the deductibility of certain fringe benefits, permitting immediate expensing of certain capital expenditures, limiting interest deductions, modifying the tax treatment of like kind exchanges, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon the passage of the legislation, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.
Our analysis and interpretation of this legislation is preliminary and ongoing, and the financial statement impact of the elements of tax reform is incomplete. We have asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries since 2016, and discontinued this assertion as a result of the changes in legislation. As a result, we have identified the deemed repatriation tax, the accrual of state income and foreign withholding taxes on unremitted earnings, and certain other changes to U.S. taxation of amounts earned abroad as having an impact on our financial statements. Additionally, the reduction in the U.S. corporate tax rate, the revision of rules governing foreign tax credits, and changes in the rules regarding the sourcing of income are expected to have an impact on our ability to utilize our existing and future foreign tax credits, and, as such, we have provided a partial valuation allowance on these tax assets. A full valuation allowance was avoided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions such that both U.S. taxable income and foreign sourced income will increase in future years, allowing a portion of the foreign tax credits to be utilized. However, there can be no assurance that we will be able to implement such a plan. Our potential inability to utilize the net book value of our foreign tax credits could have a material impact on our tax provision, net income and cash flows.
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
As of March 30, 2018, we employed approximately 1,850 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
Moreover, certain of our customer contracts require us to comply with the standards of voluntary standard-setting organizations, such as the CPSC, the NHTSA, and the European Committee for Standardization ("CEN"). Failure to comply with the voluntary requirements of such organizations could result in the loss of certain customer contracts, which could have an adverse effect on our business, financial condition or results of operations.
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
We are subject to employment practice laws and regulations, and as, such are exposed to litigation risks.
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
We do not control our suppliers, OEMs, other customers or partners, or their labor, environmental or other practices. A violation of labor, environmental, intellectual property or other laws by our suppliers, OEMs, other customers or partners, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or partners if these violations or failures were to occur. We do not inspect or audit compliance of our suppliers, OEMs, customers or partners with these laws or practices, and we do not require our suppliers, OEMs, customers or partners such to comply with a formal code of conduct. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.

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
The transition of all of the manufacturing of our bike suspension component products to our facility in Taiwan may negatively impact our brand image and consumer loyalty, which in turn could have a material adverse impact on our business and results of operations.
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
We are subject to government mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, has passed legislation designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022. Under the new California law, signed on April 4, 2016, the minimum wage increased to $11.00 per hour effective January 1, 2018, and will gradually increase each calendar year through January 1, 2022, when it will reach $15.00 per hour. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations.
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
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that becomes effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in financial penalties.

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,656,314 of which shares were outstanding as of March 30, 2018. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended March 30, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
12/30 - 2/2	—	$—	—
2/3 - 3/2	35,583	$38.65	—
3/3 - 3/30	—	$—	—
Total	35,583	$38.65	—

(1) Includes shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2018, the Company entered into a new Employment Agreement with Wesley Allinger in connection with his appointment to the new role of Executive Vice President, Cycling Business Unit, Specialty Sports Group of the Company. Mr. Allinger’s new employment agreement (the “Employment Agreement”) provides for a base salary of $280,000. Additionally, Mr. Allinger is eligible to receive a cash bonus comprised of three parts: (i) a bonus based on the achievement of Company EBITDA targets (the “Company Performance Bonus”), (ii) a bonus based on the achievement of EBITDA targets of the Specialty Sports Group (the “Group Performance Bonus”) and (iii) a discretionary component based on the achievement of individual performance objectives (the “Rating Bonus”, and collectively with the Company Performance Bonus and the Group Performance Bonus, the “Cash Bonus”). Mr. Allinger is eligible to receive a Company Performance Bonus ranging from 0% to 18% of his annual base salary based on the achievement of certain EBITDA targets of the Company as provided for in the Employment Agreement. Mr. Allinger is eligible to receive a Group Performance Bonus ranging from 0% to 30% of his annual base salary based on the achievement of certain EBITDA targets of the Specialty Sports Group as provided for in the Employment Agreement. Finally, Mr. Allinger is eligible to receive a Rating Bonus ranging from 0% to 12% of his annual base salary based on his achievement of individual performance measures. Further, Mr. Allinger is eligible to receive equity awards in accordance with the Company’s 2013 Omnibus Plan, as amended. In addition to base salary, a Cash Bonus and equity awards, the Employment Agreement provides for paid time off and the ability to participate in the Company’s employee benefit plans on the same terms as other similarly situated executive officers.

Mr. Allinger’s Employment Agreement also provides him with certain payments and benefits upon termination of his employment under certain circumstances. Specifically, under the terms of the Employment Agreement, in the event that he resigns without “Good Reason” (as defined in the Employment Agreement), or his employment terminates due to mutual agreement, death, disability, or for “Cause” (as defined in the Employment Agreement), Mr. Allinger is entitled to receive the following payments and compensation: (i) accrued and unpaid annual base salary for services rendered prior to the date of termination or resignation, and (ii) reimbursement of any un-reimbursed business expenses as of the date of termination or resignation. In addition, in the event of termination of Mr. Allinger’s employment due to his death or disability, he would also be entitled to receive a pro rata lump sum cash payment of his Cash Bonus (which he would have earned under the Employment Agreement if employed for the entire fiscal year in which such termination occurs, and payable during the year the applicable audited financial statements become available). In the event Mr. Allinger’s employment is terminated for any reason other than death, disability, or for “Cause,” or if Mr. Allinger resigns for “Good Reason,” he is entitled, provided he executes a release in favor of the Company, to receive the following payments and compensation: (i) accrued and unpaid annual base salary for services rendered prior to the date of termination or resignation; (ii) reimbursement of any un-reimbursed business expenses as of the date of termination or resignation; (iii) severance in an amount equal to his annual base salary as of the date of termination, unless his base salary was reduced in such a way as to trigger a “Good Reason” resignation, in which case the severance amount will be equal to his annual base salary prior to such reduction, provided that such severance amount is greater than his base salary at termination, payable in 12 substantially equal payments following execution of a release; (iv) a pro rata payment of his Cash Bonus; and (v) continued Company sharing in the cost of health care insurance during the period Mr. Allinger receives severance.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Employment Agreement, dated May 1, 2018, by and between Fox Factory, Inc. and Wes Allinger				X

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
X

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
X

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
May 2, 2018		Zvi Glasman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)