Form 10-Q
period 2018-06-29
FOX FACTORY HOLDING CORP
filed 2018-08-01
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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

As of July 29, 2018, there were 37,822,327 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	June 29,	December 29,
	2018	2017

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,686	$35,947
Accounts receivable (net of allowances of $542 and $676 at June 29, 2018 and December 29, 2017, respectively)	77,878	61,060
Inventory	95,374	84,841
Prepaids and other current assets	16,530	21,100
Total current assets	212,468	202,948
Property, plant and equipment, net	48,393	43,636
Deferred tax assets	8,638	2,669
Goodwill	88,406	88,438
Intangibles, net	86,974	90,044
Other assets	445	551
Total assets	$445,324	$428,286
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,315	$40,813
Accrued expenses	32,363	32,608
Reserve for uncertain tax positions	1,491	7,787
Current portion of long-term debt	5,512	5,038
Total current liabilities	97,681	86,246
Line of credit	5,110	35,585
Long-term debt, less current portion	55,263	58,020
Deferred rent	552	645
Total liabilities	158,606	180,496
Commitments and contingencies (Refer to Note 7 - Commitments and Contingencies)
Redeemable non-controlling interest	14,188	12,955
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of June 29, 2018 and December 29, 2017	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,649 shares issued and 37,759 outstanding as of June 29, 2018; 38,497 shares issued and 37,607 outstanding as of December 29, 2017	38	38
Additional paid-in capital	112,028	112,793
Treasury stock, at cost; 890 common shares as of June 29, 2018 and December 29, 2017	(13,754)	(13,754)
Accumulated other comprehensive loss	(1,021)	(168)
Retained earnings	175,239	135,926
Total stockholders’ equity	272,530	234,835
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$445,324	$428,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Sales	$156,825	$120,811	$286,617	$227,141
Cost of sales	104,412	81,755	192,561	154,370
Gross profit	52,413	39,056	94,056	72,771
Operating expenses:
Sales and marketing	9,802	7,067	18,535	13,660
Research and development	6,058	4,982	12,254	9,464
General and administrative	10,779	8,122	19,973	16,202
Amortization of purchased intangibles	1,499	696	3,068	1,391
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	—	1,447
Total operating expenses	28,138	20,867	53,830	42,164
Income from operations	24,275	18,189	40,226	30,607
Other expense, net:
Interest expense	832	505	1,631	1,094
Other (income) expense	(81)	(78)	200	467
Other expense, net	751	427	1,831	1,561
Income before income taxes	23,524	17,762	38,395	29,046
Provision for (benefit of) income taxes	4,711	4,036	(1,868)	4,792
Net income	18,813	13,726	40,263	24,254
Less: net income attributable to non-controlling interest	(444)	—	(670)	—
Net income attributable to FOX stockholders	$18,369	$13,726	$39,593	$24,254
Earnings per share:
Basic	$0.49	$0.37	$1.05	$0.65
Diluted	$0.47	$0.35	$1.02	$0.63
Weighted average shares used to compute earnings per share:
Basic	37,722	37,330	37,674	37,232
Diluted	38,856	38,725	38,846	38,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Net income	$18,813	$13,726	$40,263	$24,254
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax effects	(1,324)	(36)	(853)	1,217
Other comprehensive (loss) income	(1,324)	(36)	(853)	1,217
Comprehensive income	17,489	13,690	39,410	25,471
Less: comprehensive income attributable to non-controlling interest	444	—	670	—
Comprehensive income attributable to FOX stockholders	$17,045	$13,690	$38,740	$25,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended
	June 29, 2018	June 30, 2017
OPERATING ACTIVITIES:
Net income	$40,263	$24,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,144	4,705
Stock-based compensation	3,831	4,289
Deferred taxes and uncertain tax positions	(12,269)	(6,838)
Change in fair value of contingent consideration	—	(150)
Changes in operating assets and liabilities:
Accounts receivable	(17,762)	(295)
Inventory	(10,945)	(17,422)
Income taxes payable	(1,037)	6,079
Prepaids and other assets	4,217	(651)
Accounts payable	18,373	13,960
Accrued expenses	1,040	(6,918)
Net cash provided by operating activities	32,855	21,013
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,046)	(5,347)
Net cash used in investing activities	(9,046)	(5,347)
FINANCING ACTIVITIES:
Payments on line of credit	(30,476)	—
Payment of contingent consideration liability	—	(5,382)
Repayment of debt	(2,344)	(1,875)
Repurchases from stock compensation program, net	(4,033)	(402)
Net cash used in financing activities	(36,853)	(7,659)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(217)	58

CHANGE IN CASH AND CASH EQUIVALENTS	(13,261)	8,065
CASH AND CASH EQUIVALENTS—Beginning of period	35,947	35,280
CASH AND CASH EQUIVALENTS—End of period	$22,686	$43,345
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$11,681	$5,484
Interest	$1,627	$973
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
The Company operates on a 52-53 week fiscal calendar. For 2018 and 2017, the Company's fiscal year will end or has ended on December 28, 2018 and December 29, 2017, respectively. The three and six month periods ended June 29, 2018 and June 30, 2017 each included 13 weeks and 26 weeks.
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
Revenue Recognition - Revenues are generated from the sale of ride dynamics products to customers worldwide. The Company’s ride dynamics products are solutions that improve performance of power vehicles and bikes. Power vehicles include Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At June 29, 2018, the balance of deferred revenue related to pricing provisions was $241. These amounts are expected to be recognized over the next 12 months.
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with and the impact of government regulations including tariffs, and the possibility of not being able to obtain additional financing when needed.
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
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting, which removes some of the unique requirements related to accounting for share-based payment awards issued to non-employees for non-financing transactions.  The Company adopted ASU 2018-07 in the second quarter of fiscal year 2018. The adoption of ASU 2018-07 did not have a material impact on the Company's consolidated financial statements.

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Power vehicle products	$82,247	$56,039	$154,381	$110,094
Bike products	74,578	64,772	132,236	117,047
Total sales	$156,825	$120,811	$286,617	$227,141

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes total sales by sales channel:

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
OEM	$86,994	$73,089	$160,052	$133,737
Aftermarket	69,831	47,722	126,565	93,404
Total sales	$156,825	$120,811	$286,617	$227,141

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
North America	$98,565	$73,182	$181,734	$136,987
Asia	30,968	29,744	52,171	50,096
Europe	25,493	16,289	49,408	36,742
Rest of the world	1,799	1,596	3,304	3,316
Total sales	$156,825	$120,811	$286,617	$227,141

3. Inventory
Inventory consisted of the following:

	June 29,	December 29,
	2018	2017
Raw materials	$62,441	$51,371
Work-in-process	8,170	1,233
Finished goods	24,763	32,237
Total inventory	$95,374	$84,841
4. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	June 29,	December 29,
	2018	2017
Machinery and manufacturing equipment	$34,233	$33,664
Leasehold improvements	11,432	9,919
Internal-use computer software	11,153	7,819
Building and land	8,811	8,811
Information systems, office equipment and furniture	7,197	7,715
Transportation equipment	3,747	3,325
Total	76,573	71,253
Less: accumulated depreciation and amortization	(28,180)	(27,617)
Property, plant and equipment, net	$48,393	$43,636

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company’s long-lived assets by geographic location are as follows:

	June 29,	December 29,
	2018	2017
United States	$42,887	$38,450
International	5,506	5,186
Total long-lived assets	$48,393	$43,636

5. Accrued Expenses
Accrued expenses consisted of the following:

	June 29,	December 29,
	2018	2017
Payroll and related expenses	$12,420	$13,211
Warranty	6,142	6,481
Income tax payable	5,203	6,562
Other accrued expenses	8,598	6,354
Total	$32,363	$32,608
Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Beginning warranty liability	$6,596	$5,003	$6,481	$4,593
Charge to cost of sales	503	1,391	1,797	3,053
Costs incurred	(957)	(1,317)	(2,136)	(2,569)
Ending warranty liability	$6,142	$5,077	$6,142	$5,077

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
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At June 29, 2018, the one-month LIBOR and prime rates were 2.09% and 5.00%, respectively. At June 29, 2018, our weighted average interest rate on outstanding borrowing was 3.96%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 29, 2018.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Additionally, the existing credit facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit. As of June 29, 2018, the Company utilized $5,000 in the form of a standby letter of credit in support of subsidiary operations. The letter of credit expires in November 2018.
The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	June 29,	December 29,
	2018	2017
Amount outstanding	$5,000	$35,000
Standby letter of credit	$5,000	$5,000
Available borrowing capacity	$90,000	$60,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021

As of June 29, 2018, future principal payments for long-term debt, including the current portion, are summarized as follows:

For fiscal year:
2018 (remaining six months)	$2,813
2019	5,625
2020	7,031
2021	45,625
Total term debt	61,094
Debt issuance cost	(319)
Long-term debt, net of issuance cost	60,775
Less: current portion	(5,512)
Long-term debt less current portion	$55,263

Other Indebtedness
The Company had $110 and $585 outstanding under a vendor associated line of credit as of June 29, 2018 and December 29, 2017, respectively.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed a Notice of Appeal to the Court of Appeals for the Federal Circuit The IPR for the ‘250 patent is pending in the PTAB and the PTAB has stayed the ex-parte re-exam of the ‘250 patent.
In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The stay of the SRAM lawsuits against the Company have been lifted by the U.S. District Court, Northern District of Illinois.  The Company filed and SRAM filed lawsuits are now moving forward as scheduled by the courts.
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
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax.  Ultimately, the Court remanded the case to the South Dakota Supreme Court on the question of “whether some other principle in the Court’s Commerce Clause doctrine might invalidate the Act,” which may delay federal legislation on the issue. However, as a result of the Court’s decision, additional states may now begin requiring all remote sellers, primarily those engaged in e-commerce, to register, collect and remit sales and use taxes on transactions with in-state customers.  Numerous states have either enacted legislation or informally indicated that they will not assert liability for uncollected taxes on a retroactive basis.  Nevertheless, the Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through June 29, 2018.  Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

8. Fair Value Measurements
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	June 29, 2018				December 29, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit facility	$—	$60,775	$—	$60,775	$—	$63,058	$—	$63,058
Non-controlling interest subject to put provisions	—	—	14,188	14,188	—	—	12,955	12,955
Total liabilities measured at fair value	$—	$60,775	$14,188	$74,963	$—	$63,058	$12,955	$76,013
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six month period ended June 29, 2018.
The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of June 29, 2018 and December 29, 2017, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
The Company has potential obligations to purchase non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement. If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The Company measured the fair value of the non-controlling interests using Level 3 unobservable inputs, including the expected growth rate, income tax rate, and discount factor applied to forecasted results. The estimated fair values of the non-controlling interests can fluctuate and the amount at which these obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions. Changes in fair value measurement of the non-controlling interests are recognized as adjustments to additional paid-in capital on the consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the Company's liability measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at December 29, 2017	$12,955
Net income attributable to non-controlling interest	670
Change in fair value	563
Balance at June 29, 2018	$14,188

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
The Company incurred approximately $113 and $249 of expenses in connection with the secondary offering during the three and six months ended June 30, 2017.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of sales	$131	$146	$233	$180
Sales and marketing	139	121	299	268
Research and development	154	66	296	178
General and administrative	1,361	2,047	3,003	3,663
Total	$1,785	$2,380	$3,831	$4,289

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the six months ended June 29, 2018.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2017	800	$23.91
Granted	189	$33.33
Canceled	(8)	$17.17
Vested	(289)	$20.05
Unvested at June 29, 2018	692	$28.17

As of June 29, 2018, the Company had approximately $15,562 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.83 years.
During the six months ended June 29, 2018, 11 shares of common stock were issued due to the exercise of stock options, resulting in proceeds of $62. No options to purchase common stock were expired or forfeited during the six months ended June 29, 2018. As of June 29, 2018, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

10. Income Taxes

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Provision for income taxes	$4,711	$4,036	$(1,868)	$4,792
Effective tax rates	20.0%	22.7%	(4.9)%	16.5%
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
For the three months ended June 29, 2018, the difference between the Company's effective tax rate of 20.0% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $880 from excess benefits related to the vesting of RSUs and exercise of stock options. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

For the six months ended June 29, 2018, the difference between the Company's effective tax benefit of 4.9% and the 21% federal statutory rate resulted primarily from a $9,838 impact of the favorable conclusion of the 2015 U.S. Internal Revenue Service ("IRS") audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition due to uncertainty about whether the tax position would withstand audit. The results of the audit provided basis for the Company to conclude during the first quarter of 2018 that the amortization and depreciation will likely be deductible for all open tax years. In May 2018, the Company and the IRS entered into a closing agreement that definitively resolves the deductibility and confirms the Company's prior conclusion on the matter. In addition, the effective tax rate benefited from $1,117 of excess benefits related to the vesting of RSUs and exercise of stock options, lower foreign tax rates, lower effective federal rates on foreign derived intangible income, and research and development credits. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
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
The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three and six months ended June 29, 2018 and June 30, 2017.

11. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income attributable to stockholders of the Company for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of RSUs, which are reflected in diluted EPS by application of the treasury stock method.
The following table presents the calculation of basic and diluted EPS:

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income attributable to FOX stockholders	$18,369	$13,726	$39,593	$24,254
Weighted average shares used to compute basic EPS	37,722	37,330	37,674	37,232
Dilutive effect of employee stock plans	1,134	1,395	1,172	1,411
Weighted average shares used to compute diluted EPS	38,856	38,725	38,846	38,643
EPS:
Basic	$0.49	$0.37	$1.05	$0.65
Diluted	$0.47	$0.35	$1.02	$0.63
The Company did not exclude any potentially dilutive shares from the calculation of diluted EPS for the three and six months ended June 29, 2018 and June 30, 2017, as none of these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

12. Related Party Agreements

Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a member of our Board of Directors. Rent expense under this lease was $179 and $358 for the three and six months months ended June 29, 2018 and June 30, 2017, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.
On November 30, 2017, the Company acquired an 80% interest in Tuscany, which has building leases for its manufacturing and office facilities in Elkhart, Indiana. The buildings are owned by the non-controlling interest stockholders, who are now employees of the Company. Rent expense under these leases was $86 and $171 for the three and six months ended June 29, 2018, respectively. No rent expense was incurred for these leases for the three and six months ended June 30, 2017, respectively. The leases are effective November 30, 2017 through April 1, 2022, with monthly rental payments of $29, which are subject to annual escalation of 7.5%.

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
The Company incurred $214 and $463 in transaction costs in conjunction with this acquisition during the three and six months ended June 29, 2018, respectively, which is included in general and administrative expense in the accompanying consolidated statement of income.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$156,825	$120,811	$286,617	$227,141
Cost of sales	104,412	81,755	192,561	154,370
Gross profit	52,413	39,056	94,056	72,771
Operating expenses:
Sales and marketing	9,802	7,067	18,535	13,660
Research and development	6,058	4,982	12,254	9,464
General and administrative	10,779	8,122	19,973	16,202
Amortization of purchased intangibles	1,499	696	3,068	1,391
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	—	1,447
Total operating expenses	28,138	20,867	53,830	42,164
Income from operations	24,275	18,189	40,226	30,607
Other expense, net:
Interest expense	832	505	1,631	1,094
Other (income) expense	(81)	(78)	200	467
Other expense, net	751	427	1,831	1,561
Income before income taxes	23,524	17,762	38,395	29,046
Provision for (benefit of) income taxes	4,711	4,036	(1,868)	4,792
Net income	18,813	13,726	40,263	24,254
Less: net income attributable to non-controlling interest	(444)	—	(670)	—
Net income attributable to FOX stockholders	$18,369	$13,726	$39,593	$24,254

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	67.7	67.2	68.0
Gross profit	33.4	32.3	32.8	32.0
Operating expenses:
Sales and marketing	6.3	5.8	6.5	6.0
Research and development	3.9	4.1	4.3	4.2
General and administrative	6.9	6.7	7.0	7.1
Amortization of purchased intangibles	1.0	0.6	1.1	0.6
Fair value adjustment of contingent consideration and acquisition related compensation	—	—	—	0.6
Total operating expenses	18.1	17.2	18.9	18.5
Income from operations	15.3	15.1	13.9	13.5
Other expense, net:
Interest expense	0.5	0.4	0.6	0.5
Other (income) expense	(0.1)	(0.1)	0.1	0.2
Other expense, net	0.4	0.3	0.7	0.7
Income before income taxes	14.9	14.8	13.2	12.8
Provision for (benefit of) income taxes	3.0	3.3	(0.7)	2.1
Net income	11.9	11.5	13.9	10.7
Less: net income attributable to non-controlling interest	(0.3)	—	(0.2)	—
Net income attributable to FOX stockholders	11.7%	11.5%	13.8%	10.7%
Three months ended June 29, 2018 compared to three months ended June 30, 2017
Sales

	For the three months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Power vehicle products	$82.2	$56.0	$26.2	46.8%
Bike products	74.6	64.8	9.8	15.1%
Total sales	$156.8	$120.8	$36.0	29.8%
Sales for the three months ended June 29, 2018 increased approximately $36.0 million, or 29.8%, compared to the three months ended June 30, 2017. Powered vehicle sales increased by $26.2 million or 46.8% due to the inclusion of the Company’s acquisition of Tuscany as well as continued high demand for on and off-road suspension products. Bike sales increased by $9.8 million or 15.1% primarily driven by higher OEM sales.

Cost of sales

	For the three months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Cost of sales	$104.4	$81.8	$22.6	27.6%
Cost of sales for the three months ended June 29, 2018 increased approximately $22.6 million, or 27.6%, compared to the three months ended June 30, 2017. The increase in cost of sales was driven primarily by an increase in sales.
For the three months ended June 29, 2018, our gross margin increased 110 basis points to 33.4% compared to 32.3% for the three months ended June 30, 2017. The improvement in gross margin was primarily due to increased operating leverage on higher volume and improved manufacturing efficiencies.

Operating expenses

	For the three months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$9.8	$7.1	$2.7	38.0%
Research and development	6.0	5.0	1.0	20.0
General and administrative	10.8	8.1	2.7	33.3
Amortization of purchased intangibles	1.5	0.7	0.8	114.3
Total operating expenses	$28.1	$20.9	$7.2	34.4%
Total operating expenses for the three months ended June 29, 2018 were $28.1 million compared to $20.9 million for the three months ended June 30, 2017. When expressed as a percentage of sales, operating expenses increased to 18.1% of sales for the three months ended June 29, 2018 compared to 17.2% of sales in the three months ended June 30, 2017. The increase in operating expenses is primarily a result of operating costs relating to our newly acquired Tuscany subsidiary, higher patent litigation-related expenses, investments in research and development to support future growth, and higher amortization expense on acquired intangible assets.
Within operating expenses, our sales and marketing expenses increased approximately $2.7 million primarily due to costs incurred at our recently acquired Tuscany subsidiary of $1.9 million, as well as increased spending in our existing business lines to continue to promote our products and grow our brand. Research and development costs increased approximately $1.0 million primarily due to headcount investments as we continue to pursue product innovation. General and administrative expenses increased by approximately $2.7 million due to an increase of $1.7 million in patent litigation-related expenses, expenses of $0.5 million incurred at Tuscany, and various other items.
Amortization of purchased intangible assets for the three months ended June 29, 2018 increased by approximately $0.8 million as compared to the three months ended June 30, 2017. The increase is primarily due to the amortization of customer relationship assets acquired in the Tuscany acquisition.
Income from operations

	For the three months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Income from operations	$24.3	$18.2	$6.1	33.5%
As a result of the factors discussed above, income from operations for the three months ended June 29, 2018 increased approximately $6.1 million, or 33.5%, compared to income from operations for the three months ended June 30, 2017.

Other expense, net

	For the three months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.8	$0.5	$0.3	60.0%
Other income	(0.1)	(0.1)	—	—
Other expense, net	$0.7	$0.4	$0.3	75.0%
Other expense, net for the three months ended June 29, 2018 increased by $0.3 million to $0.7 million compared to $0.4 million for the three months ended June 30, 2017. The increase in other expense, net is primarily due to a $0.3 million increase in interest expense in the three months ended June 29, 2018.
Income taxes

	For the three months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Provision for income taxes	$4.7	$4.0	$0.7	17.5%
The effective tax rates were 20.0% and 22.7% for the three months ended June 29, 2018 and June 30, 2017, respectively.
For the three months ended June 29, 2018, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $0.9 million from excess benefits related to the vesting of restricted stock units ("RSUs") and exercise of stock options. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
For the three months ended June 30, 2017, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from lower tax rates in foreign jurisdictions where we do business and a $1.6 million benefit from excess deductions on the exercise of stock options and vesting of RSUs, partially offset by state taxes.
The effective tax rate for the three months ended June 29, 2018, decreased as compared to the same period in 2017 primarily as a result of the reduction in the US tax rate. The reduction in US tax rate was partially offset by a reduction in excess benefits related to the vesting of RSUs and the exercise of stock options, which are recognized in the quarter of occurrence. Because we achieved a 32% increase in pre-tax income, the reduction in the excess benefit disproportionately impacts the effective tax rate.
Net income

	For the three months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Net income	$18.8	$13.7	$5.1	37.2%
As a result of the factors described above, our net income increased $5.1 million, or 37.2%, to $18.8 million in the three months ended June 29, 2018 from $13.7 million for the three months ended June 30, 2017.

Six months ended June 29, 2018, compared to six months ended June 30, 2017
Sales

	For the six months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Power vehicle products	$154.4	$110.1	$44.3	40.2%
Bike products	132.2	117.0	15.2	13.0%
Total sales	$286.6	$227.1	$59.5	26.2%
Sales for the six months ended June 29, 2018 increased approximately $59.5 million or 26.2%, compared to the same period in fiscal 2017. The sales increase reflects a 40.2% increase in powered vehicle products and a 13.0% increase in bike products for the six months ended June 29, 2018 compared to the six months ended June 30, 2017. The increase in sales of powered vehicle products was due to the inclusion of the Company’s acquisition of Tuscany as well as continued high demand for on and off-road suspension products. The increase in bike product sales is primarily driven by higher OEM sales.
Cost of sales

	For the six months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Cost of sales	$192.6	$154.4	$38.2	24.7%
Cost of sales for the six months ended June 29, 2018 increased approximately $38.2 million, or 24.7%, compared to the six months ended June 30, 2017. The increase in cost of sales was driven primarily by an increase in sales, partially offset by lower costs associated with various operational improvements and efficiencies.
For the six months ended June 29, 2018, our gross margin increased 80 basis points to 32.8% compared to 32.0% for the six months ended June 30, 2017. The gross margin improved primarily due to increased operating leverage on higher volume and improved manufacturing efficiencies.
Operating expenses

	For the six months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$18.5	$13.7	$4.8	35.0%
Research and development	12.3	9.5	2.8	29.5
General and administrative	20.0	16.2	3.8	23.5
Amortization of purchased intangibles	3.1	1.4	1.7	121.4
Fair value adjustment of contingent consideration and acquisition-related compensation	—	1.4	(1.4)	(100.0)
Total operating expenses	$53.9	$42.2	$11.7	27.7%
Total operating expenses for the six months ended June 29, 2018 increased approximately $11.7 million, or 27.7%, over the six months ended June 30, 2017. When expressed as a percentage of sales, operating expenses increased to 18.9% of sales for the six months ended June 29, 2018 compared to 18.5% of sales in the six months ended June 30, 2017. The increase in operating expenses is primarily a result of operating costs relating to our newly acquired Tuscany subsidiary, higher patent litigation-related expenses, investments in research and development to support future growth, and higher amortization expense on acquired intangible assets.

Within operating expenses, our sales and marketing expenses increased approximately $4.8 million primarily due to costs incurred at our recently acquired Tuscany subsidiary of $3.3 million, as well as increased spending in our existing business lines to continue to promote our products and grow our brands. Research and development expenses increased approximately $2.8 million primarily due to $1.4 million in headcount investments and $0.5 million in prototype costs as we continue to pursue product innovation. General and administrative expenses increased approximately $3.8 million due to an increase of $2.1 million in patent litigation-related expenses, expenses of $1.0 million incurred at Tuscany, and various other items.
Amortization of purchased intangible assets for the six months ended June 29, 2018 increased by approximately $1.7 million as compared to the six months ended June 30, 2017. The increase is primarily due to the amortization of customer relationship assets acquired in the Tuscany acquisition.
During the first quarter of 2017, all acquisition-related compensation arrangements concluded and contingent consideration payment calculations were finalized. Accordingly, we incurred no expense after the first quarter of fiscal 2017 which resulted in a $1.4 million decrease in the expense for the six months ended June 29, 2018 compared to the same period in 2017.

Income from operations

	For the six months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Income from operations	$40.2	$30.6	$9.6	31.4%
As a result of the factors discussed above, income from operations for the six months ended June 29, 2018 increased approximately $9.6 million, or 31.4%, compared to income from operations for the six months ended June 30, 2017.
Other expense, net

	For the six months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.6	$1.1	$0.5	45.5%
Other expense	0.2	0.5	(0.3)	(60.0)
Other expense, net	$1.8	$1.6	$0.2	12.5%
Other expense, net increased by approximately $0.2 million to $1.8 million for the six months ended June 29, 2018, compared to $1.6 million for the six months ended June 30, 2017, primarily due to a $0.5 million increase in interest expense.
Income taxes

	For the six months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
(Benefit of) provision for income taxes	$(1.9)	$4.8	$(6.7)	(139.6)%
We had an effective tax benefit rate of 4.9% for the six months ended June 29, 2018, compared to an effective tax rate of 16.5% for the six months ended June 30, 2017.

For the six months ended June 29, 2018, the difference between our effective tax benefit rate and the 21% federal statutory rate resulted primarily from a $9.8 million one-time impact of the favorable conclusion of our 2015 U.S. Internal Revenue Service ("IRS") audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition of the Company by our former majority shareholder due to uncertainty about whether the tax position would withstand audit. The results of the audit provided a basis for us to conclude that the amortization and depreciation will likely be deductible for all open tax years. In May 2018, the Company and the IRS entered into a closing agreement that definitively resolves the deductibility and confirms our prior conclusion on the matter. In addition, the effective tax rate benefited from $1.1 million of excess benefits related to the vesting of RSUs and exercise of stock options, lower foreign tax rates, lower effective federal rates on foreign derived intangible income, and research and development credits. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
For the six months ended June 30, 2017, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from lower tax rates in foreign jurisdiction where we do business and a $4.0 million benefit from excess deductions on the exercise of stock options and vesting of RSUs, partially offset by state taxes.
The change in income tax benefit for the six months ended June 29, 2018 as compared to the tax provision to the six months ended June 30, 2017, was primarily a result of the $9.8 million one-time impact of the favorable conclusion of the 2015 IRS audit and lower US tax rates. Offsetting the audit benefit and favorable rate change, excess benefits related to stock-based compensation were $2.9 million lower for the six months ended June 29, 2018 compared to the six months ended June 30, 2017.
Net income

	For the six months ended
(in millions)	June 29, 2018	June 30, 2017	Change ($)	Change (%)
Net income	$40.3	$24.3	$16.0	65.8%
As a result of the factors described above, our net income increased $16.0 million, or 65.8%, to $40.3 million in the six months ended June 29, 2018 from $24.3 million for the six months ended June 30, 2017.

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

	For the six months ended
(in thousands)	June 29, 2018	June 30, 2017
Net cash provided by operating activities	$32,855	$21,013
Net cash used in investing activities	(9,046)	(5,347)
Net cash used in financing activities	(36,853)	(7,659)
Effect of exchange rate changes on cash	(217)	58
(Decrease) increase in cash and cash equivalents	$(13,261)	$8,065
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the six months ended June 29, 2018, net cash provided by operating activities was $32.9 million and consisted of net income of $40.3 million, less non-cash items totaling $1.3 million and changes in operating assets and liabilities totaling $6.1 million.

Non-cash items and other adjustments consisted of depreciation and amortization of $7.1 million, stock-based compensation of $3.8 million, offset by a $12.3 million change in deferred taxes and uncertain tax positions that included $9.8 million related to the favorable settlement of our 2015 IRS audit.
Our investment in operating assets and liabilities is a result of an increase in accounts receivable of $17.8 million, an increase in inventory of $10.9 million, and a decrease in income taxes payable of $1.0 million, partially offset by an increase in accounts payable of $18.4 million, an increase in accrued expenses of $1.0 million and a decrease in prepaids and other assets of $4.2 million. The changes in inventory, accounts payable, accrued expenses, accounts receivable and prepaid and other assets are primarily due to seasonal impacts on working capital. The decrease in income taxes payable is primarily due to a reduction in accrued withholding taxes.
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
In the six months ended June 29, 2018 and June 30, 2017, net cash used in investing activities was $9.0 million and $5.3 million, respectively, consisting primarily of purchases of property and equipment.
Financing activities
Cash used in financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the six months ended June 29, 2018, net cash used in financing activities was $36.9 million, which consisted of $30.5 million paid on our line of credit and $2.3 million paid on our term debt. In addition, we paid $4.0 million to repurchase shares of our common stock, net of proceeds from the exercise of options as part of our stock-based compensation program.
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

The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of June 29, 2018.

Other Commitments
No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the year ended December 29, 2017, as filed with the SEC on February 27, 2018.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2018. Based on the evaluation of our disclosure controls and procedures as of June 29, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016. That lawsuit alleges patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed a Notice of Appeal to the Court of Appeals for the Federal Circuit The IPR for the ‘250patent is pending in the PTAB ad the PTAB has stayed the ex-parte re-exam of the ‘250 patent.
In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The stay of the SRAM lawsuits against the Company have been lifted by the U.S. District Court, Northern District of Illinois.  The Company filed and SRAM filed lawsuits are now moving forward as scheduled by the courts.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum as well as 25 percent tariffs on certain imports from China. Additionally, the U.S. Government has signaled there may be further action on potential tariffs that could be imposed at a later date. While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs as well as the operating performance of our customers, thus negatively affecting our sales, gross margin and operating performance. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a broader trade conflict could ensue. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.

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
As of June 29, 2018, we had $65.9 million of indebtedness and $90.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of June 29, 2018, we had $65.9 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $65.9 million of variable interest rate indebtedness that was outstanding as of June 29, 2018, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.7 million change to our interest expense for the three months ended June 29, 2018.

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
Our analysis and interpretation of this legislation is preliminary and ongoing, and the financial statement impact of the elements of tax reform is incomplete. We asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries in 2016 and 2017 and discontinued this assertion as a result of the December 2017 changes in legislation. As a result, we have identified the deemed repatriation tax, the accrual of state income and foreign withholding taxes on unremitted earnings, and certain other changes to U.S. taxation of amounts earned abroad as having an impact on our financial statements. Additionally, the reduction in the U.S. corporate tax rate, the revision of rules governing foreign tax credits, and changes in the rules regarding the sourcing of income are expected to have an impact on our ability to utilize our existing and future foreign tax credits, and, as such, we have provided a partial valuation allowance on these tax assets. A full valuation allowance was avoided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions such that both U.S. taxable income and foreign sourced income will increase in future years, allowing a portion of the foreign tax credits to be utilized. However, there can be no assurance that we will be able to implement such a plan. Our potential inability to utilize the net book value of our foreign tax credits could have a material impact on our tax provision, net income and cash flows.
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
As of June 29, 2018, we employed approximately 2,000 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
In May 2015, we began the process of implementing a global enterprise resource planning system ("ERP"). The pilot phase of the new ERP was completed in fiscal year 2016 and a second phase was completed in May, 2018. Remaining operations will be phased in over the next few fiscal years. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in financial penalties.

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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $53.95 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,802,327 of which shares were outstanding as of June 29, 2018. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended June 29, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
3/31 - 5/4	11,799	$34.96	—
5/5 - 6/1	31,765	$35.35	—
6/2 - 6/29	25,321	$46.55	—
Total	68,885	$39.40	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Amendment dated June 26, 2018 to Employment Agreement dated January 26, 2015 between Fox Factory, Inc. and Thomas Wittenschlaeger	8-K	001-36040	June 26, 2018

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
August 1, 2018		Zvi Glasman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)