Form 10-Q
period 2018-09-28
FOX FACTORY HOLDING CORP
filed 2018-10-31
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2018, there were 37,988,059 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	September 28,	December 29,
	2018	2017

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,832	$35,947
Accounts receivable (net of allowances of $848 and $676 at September 28, 2018 and December 29, 2017, respectively)	84,867	61,060
Inventory	104,831	84,841
Prepaids and other current assets	20,661	21,100
Total current assets	243,191	202,948
Property, plant and equipment, net	57,471	43,636
Deferred tax assets	8,674	2,669
Goodwill	88,659	88,438
Intangibles, net	85,474	90,044
Other assets	405	551
Total assets	$483,874	$428,286
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75,802	$40,813
Accrued expenses	32,955	32,608
Reserve for uncertain tax positions	1,540	7,787
Current portion of long-term debt	5,514	5,038
Total current liabilities	115,811	86,246
Line of credit	—	35,585
Long-term debt, less current portion	53,883	58,020
Deferred rent	514	645
Total liabilities	170,208	180,496
Commitments and contingencies (Refer to Note 7 - Commitments and Contingencies)
Redeemable non-controlling interest	14,852	12,955
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of September 28, 2018 and December 29, 2017	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,878 shares issued and 37,988 outstanding as of September 28, 2018; 38,497 shares issued and 37,607 outstanding as of December 29, 2017	38	38
Additional paid-in capital	113,599	112,793
Treasury stock, at cost; 890 common shares as of September 28, 2018 and December 29, 2017	(13,754)	(13,754)
Accumulated other comprehensive loss	(620)	(168)
Retained earnings	199,551	135,926
Total stockholders’ equity	298,814	234,835
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$483,874	$428,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Sales	$175,798	$127,399	$462,415	$354,540
Cost of sales	115,312	84,802	307,872	239,172
Gross profit	60,486	42,597	154,543	115,368
Operating expenses:
Sales and marketing	9,606	6,914	28,142	20,574
Research and development	6,765	5,547	19,019	15,011
General and administrative	11,164	9,061	31,137	25,263
Amortization of purchased intangibles	1,499	697	4,567	2,089
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	—	1,447
Total operating expenses	29,034	22,219	82,865	64,384
Income from operations	31,452	20,378	71,678	50,984
Other expense, net:
Interest expense	748	602	2,379	1,696
Other expense (income)	180	(181)	380	285
Other expense, net	928	421	2,759	1,981
Income before income taxes	30,524	19,957	68,919	49,003
Provision for income taxes	5,788	3,885	3,919	8,677
Net income	24,736	16,072	65,000	40,326
Less: net income attributable to non-controlling interest	424	—	1,094	—
Net income attributable to FOX stockholders	$24,312	$16,072	$63,906	$40,326
Earnings per share:
Basic	$0.64	$0.43	$1.69	$1.08
Diluted	$0.62	$0.41	$1.64	$1.04
Weighted average shares used to compute earnings per share:
Basic	37,886	37,474	37,743	37,312
Diluted	39,052	38,817	38,913	38,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Net income	$24,736	$16,072	$65,000	$40,326
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax effects	401	345	(452)	1,561
Other comprehensive income (loss)	401	345	(452)	1,561
Comprehensive income	25,137	16,417	64,548	41,887
Less: comprehensive income attributable to non-controlling interest	424	—	1,094	—
Comprehensive income attributable to FOX stockholders	$24,713	$16,417	$63,454	$41,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 28, 2018	September 29, 2017
OPERATING ACTIVITIES:
Net income	$65,000	$40,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,911	7,325
Stock-based compensation	5,649	6,600
Deferred taxes and uncertain tax positions	(12,258)	(7,135)
Change in fair value of contingent consideration	—	(150)
Changes in operating assets and liabilities:
Accounts receivable	(24,760)	(6,531)
Inventory	(20,403)	(19,844)
Income taxes payable	(1,328)	3,791
Prepaids and other assets	80	(2,981)
Accounts payable	35,717	10,128
Accrued expenses	2,144	(9,498)
Net cash provided by operating activities	60,752	22,031
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,412)	(10,141)
Purchase of intangible assets	—	(84)
Net cash used in investing activities	(20,412)	(10,225)
FINANCING ACTIVITIES:
Payments on line of credit	(35,585)	—
Payment of contingent consideration liability	—	(5,382)
Repayment of debt	(3,750)	(2,812)
Repurchases from stock compensation program, net	(4,041)	(2,854)
Net cash used in financing activities	(43,376)	(11,048)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(79)	725

CHANGE IN CASH AND CASH EQUIVALENTS	(3,115)	1,483
CASH AND CASH EQUIVALENTS—Beginning of period	35,947	35,280
CASH AND CASH EQUIVALENTS—End of period	$32,832	$36,763
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$17,664	$11,946
Interest	$2,223	$1,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs, engineers, manufactures and markets performance-defining ride dynamics products for customers worldwide. In the powered vehicle category, the Company offers premium products for Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. The Company is a direct supplier to action sports and automotive original equipment manufacturers ("OEMs") and provides aftermarket products to retailers, dealerships, and distributors. The specialty sports category (formerly referred to as “bike”), includes a wide range of suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding, as well as wheels and other performance cycling components utilizing the Company's carbon technology. The Company supplies top bicycle OEMs and their contract manufacturers, and provides aftermarket products to retailers and distributors.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S.") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2018. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
The Company operates on a 52-53 week fiscal calendar. For 2018 and 2017, the Company's fiscal year will end or has ended on December 28, 2018 and December 29, 2017, respectively. The three and nine month periods ended September 28, 2018 and September 29, 2017 each included 13 weeks and 39 weeks.
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
Revenue Recognition - Revenues are generated from the sale of ride dynamics products to customers worldwide. The Company’s ride dynamics products are solutions that improve performance of powered vehicles and bikes. Powered vehicles include Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At September 28, 2018, the balance of deferred revenue related to pricing provisions was $215. These amounts are expected to be recognized over the next 12 months.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than 12 months on the balance sheet. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company plans to adopt the new standard on December 29, 2018 with a cumulative-effect adjustment to the opening balance of retained earnings at that date with no restatement of comparative periods’ financial information ("current-period adjustment method"), as recently allowed by the FASB. Additionally, the Company expects to adopt practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases, and does not plan to adopt the hindsight practical expedient. The Company is in the process of identifying the appropriate changes to our accounting policies, business processes, and related internal controls to support the recognition and disclosure of this requirement. The Company expects that it will record right-of-use operating lease assets and operating lease liabilities on the consolidated balance sheet which approximate the present value of operating lease commitments disclosed in Note 8 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2017. The Company does not expect that the adoption of ASU 2016-02 will have a material impact on its results of operations or cash flows.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other: Internal-Use Software, which helps simplify how entities evaluate the accounting for costs paid by a customer in a cloud computing arrangement that is a service contract. This standard will be effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Powered Vehicles	$94,891	$60,568	$249,272	$170,662
Specialty Sports	80,907	66,831	213,143	183,878
Total sales	$175,798	$127,399	$462,415	$354,540

The following table summarizes total sales by sales channel:

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
OEM	$106,834	$80,217	$266,886	$213,954
Aftermarket	68,964	47,182	195,529	140,586
Total sales	$175,798	$127,399	$462,415	$354,540

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
North America	$108,140	$75,170	$289,875	$212,157
Asia	34,058	27,081	86,228	77,177
Europe	28,351	22,812	77,759	59,554
Rest of the world	5,249	2,336	8,553	5,652
Total sales	$175,798	$127,399	$462,415	$354,540

3. Inventory
Inventory consisted of the following:

	September 28,	December 29,
	2018	2017
Raw materials	$70,369	$51,371
Work-in-process	9,225	1,233
Finished goods	25,237	32,237
Total inventory	$104,831	$84,841

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	September 28,	December 29,
	2018	2017
Machinery and manufacturing equipment	$35,552	$33,664
Leasehold improvements	10,192	9,919
Internal-use computer software	12,770	7,819
Building and land	17,803	8,811
Information systems, office equipment and furniture	7,329	7,715
Transportation equipment	3,892	3,325
Total	87,538	71,253
Less: accumulated depreciation and amortization	(30,067)	(27,617)
Property, plant and equipment, net	$57,471	$43,636

The Company’s long-lived assets by geographic location are as follows:

	September 28,	December 29,
	2018	2017
United States	$52,071	$38,450
International	5,400	5,186
Total long-lived assets	$57,471	$43,636

5. Accrued Expenses
Accrued expenses consisted of the following:

	September 28,	December 29,
	2018	2017
Payroll and related expenses	$13,423	$13,211
Warranty	6,422	6,481
Income tax payable	4,923	6,562
Other accrued expenses	8,187	6,354
Total	$32,955	$32,608

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Beginning warranty liability	$6,142	$5,077	$6,481	$4,593
Charge to cost of sales	1,587	992	3,418	4,045
Costs incurred	(1,307)	(936)	(3,477)	(3,505)
Ending warranty liability	$6,422	$5,133	$6,422	$5,133
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
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At September 28, 2018, the one-month LIBOR and prime rates were 2.26% and 5.25%, respectively. At September 28, 2018, our weighted average interest rate on outstanding borrowing was 3.68%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 28, 2018.
Additionally, the existing credit facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit. As of September 28, 2018, the Company utilized $5,000 in the form of a standby letter of credit in support of subsidiary operations. The letter of credit expires in November 2018.
The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	September 28,	December 29,
	2018	2017
Amount outstanding	$—	$35,000
Standby letter of credit	$5,000	$5,000
Available borrowing capacity	$95,000	$60,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

As of September 28, 2018, future principal payments for long-term debt, including the current portion, are summarized as follows:

For fiscal year:
2018 (remaining three months)	$1,406
2019	5,625
2020	7,031
2021	45,625
Total term debt	59,687
Debt issuance cost	(290)
Long-term debt, net of issuance cost	59,397
Less: current portion	(5,514)
Long-term debt less current portion	$53,883
Other Indebtedness
The Company had $585 outstanding under a vendor associated line of credit as of December 29, 2017. As of September 28, 2018, the Company had no outstanding balance under this vendor associated line of credit.

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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed a Notice of Appeal to the Court of Appeals ("CAFC") for the Federal Circuit. Regarding that appeal the Company has further moved the CAFC for remand of the ‘027 IPR to the PTAB. The IPR for the ‘250 patent is pending in the PTAB and the PTAB has stayed the ex-parte re-exam of the ‘250 patent.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The stay of the SRAM lawsuits against the Company has been lifted by the U.S. District Court, Northern District of Illinois. The Company filed and SRAM filed lawsuits are now moving forward in the respective courts.
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
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax.  Ultimately, the Court remanded the case to the South Dakota Supreme Court on the question of “whether some other principle in the Court’s Commerce Clause doctrine might invalidate the Act,” which may delay federal legislation on the issue. However, as a result of the Court’s decision, additional states may now begin requiring all remote sellers, primarily those engaged in e-commerce, to register, collect and remit sales and use taxes on transactions with in-state customers. Numerous states have either enacted legislation or informally indicated that they will not assert liability for uncollected taxes on a retroactive basis.  Nevertheless, the Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through September 28, 2018. Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

8. Fair Value Measurements
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	September 28, 2018				December 29, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit facility	$—	$59,397	$—	$59,397	$—	$63,058	$—	$63,058
Non-controlling interest subject to put provisions	—	—	14,852	14,852	—	—	12,955	12,955
Total liabilities measured at fair value	$—	$59,397	$14,852	$74,249	$—	$63,058	$12,955	$76,013
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine month period ended September 28, 2018.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of September 28, 2018 and December 29, 2017, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
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
The following table provides a reconciliation of the beginning and ending balances for the Company's liability measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at December 29, 2017	$12,955
Net income attributable to non-controlling interest	1,094
Change in fair value	803
Balance at September 28, 2018	$14,852

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
The Company incurred approximately $113 of expenses in connection with the secondary offering during the nine months ended September 29, 2017.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Cost of sales	$124	$99	$356	$278
Sales and marketing	128	151	428	420
Research and development	174	127	470	305
General and administrative	1,392	1,934	4,395	5,597
Total	$1,818	$2,311	$5,649	$6,600
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the nine months ended September 28, 2018.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2017	800	$23.91
Granted	210	$36.25
Canceled	(9)	$19.35
Vested	(334)	$21.92
Unvested at September 28, 2018	667	$28.87
As of September 28, 2018, the Company had approximately $15,077 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.75 years.
During the nine months ended September 28, 2018, 167 shares of common stock were issued due to the exercise of stock options, resulting in proceeds of $875. No options to purchase common stock were expired or forfeited during the nine months ended September 28, 2018. As of September 28, 2018, stock-based compensation expense related to stock options has been fully recognized.

10. Income Taxes

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Provision for income taxes	$5,788	$3,885	$3,919	$8,677
Effective tax rates	19.0%	19.5%	5.7%	17.7%
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Effective January 1, 2016, the Company sold the net assets of its Taiwan branch operations and its shares of Fox Factory IP Holding Corp. to Fox Factory Switzerland GmbH. The Company’s Taiwan operations were as a result, organized as a branch of the Swiss entity (together, "Fox Switzerland"). Fox Switzerland owns or licenses some of the Company’s non-U.S. intangible property and generates earnings that, prior to the enactment of the TCJA, were not subject to payment of U.S. income taxes or accrual of deferred tax expense because the Company asserted that such earnings were permanently invested outside the U.S. The unremitted earnings of Fox Switzerland through 2017 became subject to U.S. tax as a result of the one-time transition tax provided for by the TCJA. As a result of the change in U.S. taxation, the Company no longer considers the unremitted earnings of Fox Switzerland to be permanently reinvested, and, as such, has accrued foreign withholding tax due upon remittance of dividends from Fox Switzerland, including a cumulative adjustment of $2,026 in the fourth quarter of the fiscal year 2017.
As permitted by the SEC's Staff Accounting Bulletin 118 ("SAB 118"), the Company made reasonable estimates of the effects the TCJA where uncertainty existed, recognizing provisional amounts for all items for which it is able to determine a reasonable estimate. In cases where a reasonable estimate was not possible, the Company continued to apply its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. The impact of the TCJA may differ from estimates during the one-year measurement period permitted by SAB 118 due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take. After the conclusion of the one-year measurement period, the Company's estimates may continue to be affected as interpretations of the law through regulations and common practice emerge.
Provisional amounts
Deferred Tax Assets and Liabilities: In the fourth quarter of fiscal year 2017, the Company remeasured its U.S. deferred tax assets and liabilities that give rise to future tax deductions based on the enacted tax rates in effect for the periods in which the deductions are expected to be taken. However, it was recognized that certain aspects of the TCJA could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The most significant uncertainty surrounds the impact of grandfathering on limitations of deductibility of executive compensation. The provisional amount recorded in the fourth quarter of fiscal year 2017 related to the remeasurement of our deferred tax balance was a net benefit of $2,448.
In August 2018, the U.S. Internal Revenue Service ("IRS") issued a notice (the "IRS Notice") regarding the provisionally accounted for grandfathering provisions on limitations of executive compensation. The IRS Notice is expected to be incorporated into final clarifying regulations that have yet to be proposed. In the three months ended September 28, 2018, the Company reduced its deferred tax asset by $552 for pre-2018 stock-based compensation expense, the deductibility of which is uncertain based on the guidance in the IRS Notice.
One-Time Transition Tax: The one-time transition tax was based on the total post-1986 earnings and profits on which U.S. tax were previously deferred, taxed at rates that differed based on the amount of those earnings held in cash and other specified assets. In the fourth quarter of fiscal year 2017, the Company recorded a provisional amount as an increase in income tax expense related to the one-time transition tax of $3,706. The calculation was finalized in October 2018 and did not differ materially from the estimate.
For the three months ended September 28, 2018, the difference between the Company's effective tax rate of 19.0% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $2,090 from excess benefits related to the vesting of RSUs and exercise of stock options. These benefits were partially offset by $1,374 related to loss of deductibility as a result of the IRS Notice, state taxes, foreign withholding taxes and the impact of non-deductible expenses.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

For the nine months ended September 28, 2018, the difference between the Company's effective tax rate of 5.7% and the 21% federal statutory rate resulted primarily from a $9,838 impact of the favorable conclusion of the 2015 IRS audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition due to uncertainty about whether the tax position would withstand audit. The results of the audit provided basis for the Company to conclude during the first quarter of 2018 that the amortization and depreciation will likely be deductible for all open tax years. In May 2018, the Company and the IRS entered into a closing agreement that definitively resolved the deductibility and confirmed the Company's prior conclusion on the matter. In addition, the effective tax rate benefited from $3,207 of excess benefits related to the vesting of RSUs and exercise of stock options, lower foreign tax rates, lower effective federal rates on foreign derived intangible income, and research and development credits. These benefits were partially offset by $1,374 related to loss of deductibility as a result of the IRS Notice, state taxes, foreign withholding taxes and the impact of non-deductible expenses.
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
The Company's federal tax returns for 2016 and forward, state tax returns for 2013 forward, and foreign tax returns from 2014 forward are subject to examination by tax authorities.
The Company has obtained tax incentives in Switzerland that are effective through March 2019 that result in a rate reduction provided that the Company meets specified criteria. Upon expiration, the Company may renew the arrangement on demand, as long as the applicable law and operating criteria remain in place. The effect of the tax incentives were not material to the Company's income tax provision for the three and nine months ended September 28, 2018 and September 29, 2017.

11. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing net income attributable to stockholders of the Company for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income attributable to stockholders of the Company for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of RSUs, which are reflected in diluted EPS by application of the treasury stock method.
The following table presents the calculation of basic and diluted EPS:

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income attributable to FOX stockholders	$24,312	$16,072	$63,906	$40,326
Weighted average shares used to compute basic EPS	37,886	37,474	37,743	37,312
Dilutive effect of employee stock plans	1,166	1,343	1,170	1,388
Weighted average shares used to compute diluted EPS	39,052	38,817	38,913	38,700
EPS:
Basic	$0.64	$0.43	$1.69	$1.08
Diluted	$0.62	$0.41	$1.64	$1.04
Anti-dilutive shares excluded from the calculation of diluted EPS for the three and nine months ended September 28, 2018 and September 29, 2017 were not material.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

12. Related Party Agreements
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a former member of our Board of Directors who retired on August 28, 2018. Rent expense under this lease was $179 and $536 for the three and nine months ended September 28, 2018 and September 29, 2017, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.
On September 28, 2018, the Company purchased Tuscany's facilities from certain non-controlling interest stockholders who are also employees of the Company. The total purchase price was $3,750. These properties were leased by the Company prior to being purchased. Rent expense under these leases was $86 and $257 for the three and nine months ended September 28, 2018, respectively.

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

The Company incurred $463 in transaction costs in conjunction with this acquisition during the nine months ended September 28, 2018, which is included in general and administrative expense in the accompanying consolidated statement of income. The Company incurred no transactions costs in conjunction with this acquisition during the three months ended September 28, 2018.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A, "Risk Factors" of our 2017 Annual Report on Form 10-K as filed with the SEC on February 27, 2018, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$175,798	$127,399	$462,415	$354,540
Cost of sales	115,312	84,802	307,872	239,172
Gross profit	60,486	42,597	154,543	115,368
Operating expenses:
Sales and marketing	9,606	6,914	28,142	20,574
Research and development	6,765	5,547	19,019	15,011
General and administrative	11,164	9,061	31,137	25,263
Amortization of purchased intangibles	1,499	697	4,567	2,089
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	—	1,447
Total operating expenses	29,034	22,219	82,865	64,384
Income from operations	31,452	20,378	71,678	50,984
Other expense, net:
Interest expense	748	602	2,379	1,696
Other expense (income)	180	(181)	380	285
Other expense, net	928	421	2,759	1,981
Income before income taxes	30,524	19,957	68,919	49,003
Provision for income taxes	5,788	3,885	3,919	8,677
Net income	24,736	16,072	65,000	40,326
Less: net income attributable to non-controlling interest	424	—	1,094	—
Net income attributable to FOX stockholders	$24,312	$16,072	$63,906	$40,326

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6	66.6	66.6	67.5
Gross profit	34.4	33.4	33.4	32.5
Operating expenses:
Sales and marketing	5.5	5.4	6.1	5.8
Research and development	3.8	4.4	4.1	4.2
General and administrative	6.4	7.1	6.7	7.1
Amortization of purchased intangibles	0.9	0.5	1.0	0.6
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	—	0.4
Total operating expenses	16.6	17.4	17.9	18.1
Income from operations	17.8	16.0	15.5	14.4
Other expense, net:
Interest expense	0.4	0.5	0.5	0.5
Other expense (income)	0.1	(0.1)	0.1	0.1
Other expense, net	0.5	0.4	0.6	0.6
Income before income taxes	17.3	15.6	14.9	13.8
Provision for income taxes	3.3	3.0	0.8	2.4
Net income	14.0	12.6	14.1	11.4
Less: net income attributable to non-controlling interest	0.2	—	0.2	—
Net income attributable to FOX stockholders	13.8%	12.6%	13.9%	11.4%

Three months ended September 28, 2018 compared to three months ended September 29, 2017
Sales

	For the three months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Powered Vehicle products	$94.9	$60.6	$34.3	56.6%
Specialty Sports products	80.9	66.8	14.1	21.1
Total sales	$175.8	$127.4	$48.4	38.0%
Total sales for the three months ended September 28, 2018 increased approximately $48.4 million, or 38.0%, compared to the three months ended September 29, 2017. Powered Vehicle product sales increased by $34.3 million, or 56.6%, due to the inclusion of Tuscany's results as well as continued high demand for on and off-road suspension products. Specialty Sports product sales increased by $14.1 million, or 21.1%, primarily driven by higher OEM sales.
Cost of sales

	For the three months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Cost of sales	$115.3	$84.8	$30.5	36.0%
Cost of sales for the three months ended September 28, 2018 increased approximately $30.5 million, or 36.0%, compared to the three months ended September 29, 2017. The increase in cost of sales was driven primarily by an increase in sales.
For the three months ended September 28, 2018, our gross margin increased 100 basis points to 34.4% compared to 33.4% for the three months ended September 29, 2017. The improvement in gross margin was primarily due to increased operating leverage on higher volume and improved manufacturing efficiencies.
Operating expenses

	For the three months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$9.6	$6.9	$2.7	39.1%
Research and development	6.8	5.5	1.3	23.6
General and administrative	11.2	9.1	2.1	23.1
Amortization of purchased intangibles	1.5	0.7	0.8	114.3
Total operating expenses	$29.1	$22.2	$6.9	31.1%
Total operating expenses for the three months ended September 28, 2018 were $29.1 million compared to $22.2 million for the three months ended September 29, 2017. When expressed as a percentage of total sales, operating expenses decreased to 16.6% of total sales for the three months ended September 28, 2018 compared to 17.4% of total sales in the three months ended September 29, 2017. The increase in operating expenses is primarily a result of operating costs relating to our newly acquired Tuscany subsidiary, higher patent litigation-related expenses, investments in research and development to support future growth, and higher amortization expense on acquired intangible assets, while the reduction when expressed as a percentage of sales is due to operating leverage on higher volume.

Within operating expenses, our sales and marketing expenses increased approximately $2.7 million primarily due to costs incurred at our recently acquired Tuscany subsidiary of $2.3 million. Research and development costs increased approximately $1.3 million primarily due to headcount investments of $0.8 million as we continue to pursue product innovation, as well as prototyping and equipment costs of $0.3 million. General and administrative expenses increased by approximately $2.1 million due to higher legal costs related to ongoing litigation of $0.7 million, higher professional fees of $0.5 million, expenses of $0.4 million incurred at Tuscany, and various other items.
Amortization of purchased intangible assets for the three months ended September 28, 2018 increased by approximately $0.8 million as compared to the three months ended September 29, 2017. The increase is primarily due to the amortization of Tuscany's customer relationship assets.
Income from operations

	For the three months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Income from operations	$31.5	$20.4	$11.1	54.4%
As a result of the factors discussed above, income from operations for the three months ended September 28, 2018 increased approximately $11.1 million, or 54.4%, compared to income from operations for the three months ended September 29, 2017.
Other expense, net

	For the three months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.7	$0.6	$0.1	16.7%
Other expense (income), net	0.2	(0.2)	0.4	(200.0)
Other expense, net	$0.9	$0.4	$0.5	125.0%
Other expense, net for the three months ended September 28, 2018 increased by $0.5 million to $0.9 million compared to $0.4 million for the three months ended September 29, 2017. The increase in other expense, net is primarily due to net exchange losses in the three months ended September 28, 2018 compared to net exchange gains in the prior year period.
Income taxes

	For the three months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Provision for income taxes	$5.8	$3.9	$1.9	48.7%
The effective tax rates were 19.0% and 19.5% for the three months ended September 28, 2018 and September 29, 2017, respectively.
For the three months ended September 28, 2018, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $2.1 million from excess benefits related to the vesting of restricted stock units ("RSUs") and exercise of stock options. These benefits were partially offset by $1.4 million related to loss of deductibility of certain elements of executive compensation as a result of the IRS Notice, state taxes, foreign withholding taxes and the impact of non-deductible expenses.

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
The effective tax rate for the three months ended September 28, 2018 decreased as compared to the same period in 2017 primarily as a result of the reduction in the U.S. tax rate and an increase of $0.9 million in excess benefits related to the vesting of RSUs and the exercise of stock options. The loss of deductibility of certain elements of executive compensation partially offset the favorable rate change.
Net income

	For the three months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Net income	$24.7	$16.1	$8.6	53.4%
As a result of the factors described above, our net income increased $8.6 million, or 53.4%, to $24.7 million in the three months ended September 28, 2018 from $16.1 million for the three months ended September 29, 2017.
Nine months ended September 28, 2018 compared to nine months ended September 29, 2017
Sales

	For the nine months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Powered Vehicle products	$249.3	$170.7	$78.6	46.0%
Specialty Sports products	213.1	183.8	29.3	15.9
Total sales	$462.4	$354.5	$107.9	30.4%
Total sales for the nine months ended September 28, 2018 increased approximately $107.9 million or 30.4%, compared to the same period in fiscal 2017. The total sales increase reflects a 46.0% increase in Powered Vehicle product sales and a 15.9% increase in Specialty Sports product sales for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017. The increase in sales of Powered Vehicles products was due to the inclusion of Tuscany's results as well as continued high demand for on and off-road suspension products. The increase in Specialty Sports product sales is primarily driven by higher OEM sales.
Cost of sales

	For the nine months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Cost of sales	$307.9	$239.2	$68.7	28.7%
Cost of sales for the nine months ended September 28, 2018 increased approximately $68.7 million, or 28.7%, compared to the nine months ended September 29, 2017. The increase in cost of sales was driven primarily by an increase in total sales, partially offset by lower costs associated with various operational improvements and efficiencies.
For the nine months ended September 28, 2018, our gross margin increased 90 basis points to 33.4% compared to 32.5% for the nine months ended September 29, 2017. The gross margin improved primarily due to increased operating leverage on higher volume and improved manufacturing efficiencies.

Operating expenses

	For the nine months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$28.1	$20.6	$7.5	36.4%
Research and development	19.0	15.0	4.0	26.7
General and administrative	31.1	25.3	5.8	22.9
Amortization of purchased intangibles	4.6	2.1	2.5	119.0
Fair value adjustment of contingent consideration and acquisition-related compensation	—	1.4	(1.4)	(100.0)
Total operating expenses	$82.8	$64.4	$18.4	28.6%
Total operating expenses for the nine months ended September 28, 2018 increased approximately $18.4 million, or 28.6%, over the nine months ended September 29, 2017. When expressed as a percentage of sales, operating expenses decreased to 17.9% of total sales for the nine months ended September 28, 2018 compared to 18.1% of total sales in the nine months ended September 29, 2017. The increase in operating expenses is primarily a result of operating costs relating to our newly acquired Tuscany subsidiary, higher amortization expense on acquired intangible assets, higher patent litigation-related expenses, and investments in research and development to support future growth.
Within operating expenses, our sales and marketing expenses increased approximately $7.5 million primarily due to costs incurred at our recently acquired Tuscany subsidiary of $5.7 million, as well as increased spending in our existing business lines to expand our marketing team and continue to grow our brands. Research and development expenses increased approximately $4.0 million primarily due to headcount investments of $2.1 million, prototyping and equipment costs of $0.6 million, higher patent costs of $0.3 million, expenses of $0.2 million incurred at Tuscany and various other items. General and administrative expenses increased approximately $5.8 million due to higher legal costs related to ongoing litigation of $2.8 million, expenses of $1.4 million incurred at Tuscany, higher professional fees of $1.2 million related to our ERP project, audit and compliance costs, consulting costs and various other items.
Amortization of purchased intangible assets for the nine months ended September 28, 2018 increased by approximately $2.5 million as compared to the nine months ended September 29, 2017. The increase is primarily due to the amortization of Tuscany's customer relationship assets.
During the first quarter of 2017, all acquisition-related compensation arrangements concluded and contingent consideration payment calculations were finalized. Accordingly, we incurred no such expense after the first quarter of fiscal year 2017, which resulted in a $1.4 million decrease in the expense for the nine months ended September 28, 2018 compared to the same period in 2017.
Income from operations

	For the nine months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Income from operations	$71.7	$51.0	$20.7	40.6%
As a result of the factors discussed above, income from operations for the nine months ended September 28, 2018 increased approximately $20.7 million, or 40.6%, compared to income from operations for the nine months ended September 29, 2017.

Other expense, net

	For the nine months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Other expense, net:
Interest expense	$2.4	$1.7	$0.7	41.2%
Other expense	0.4	0.3	0.1	33.3
Other expense, net	$2.8	$2.0	$0.8	40.0%
Other expense, net increased by approximately $0.8 million to $2.8 million for the nine months ended September 28, 2018, compared to $2.0 million for the nine months ended September 29, 2017, primarily due to a $0.7 million increase in interest expense.
Income taxes

	For the nine months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Provision for income taxes	$3.9	$8.7	$(4.8)	(55.2)%
The effective tax rates were 5.7% and 17.7% for the nine months ended September 28, 2018 and September 29, 2017, respectively.
For the nine months ended September 28, 2018, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from a $9.8 million one-time impact of the favorable conclusion of our 2015 IRS audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008 by its former majority shareholder. The benefit of the deductions was not recognized in accounting for the acquisition of the Company by our former majority shareholder due to uncertainty about whether the tax position would withstand audit. The results of the audit provided a basis for us to conclude that the amortization and depreciation will likely be deductible for all open tax years. In May 2018, the Company and the IRS entered into a closing agreement that definitively resolved the deductibility and confirmed our prior conclusion on the matter. In addition, the effective tax rate benefited from $3.2 million of excess benefits related to the vesting of RSUs and exercise of stock options, lower foreign tax rates, lower effective federal rates on foreign derived intangible income, and research and development credits. These benefits were partially offset by $1.4 million related to loss of deductibility of certain elements of executive compensation as a result of the IRS Notice, state taxes, foreign withholding taxes and the impact of non-deductible expenses.
For the nine months ended September 29, 2017, the difference between the Company's effective tax rate and the 35% federal statutory rate resulted primarily from lower tax rates in foreign jurisdiction where we do business and a $5.2 million benefit from excess deductions on the exercise of stock options and vesting of RSUs, partially offset by state taxes and non-deductible costs.
The change in the income tax provision for the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017, was primarily a result of the $9.8 million one-time impact of the favorable conclusion of the 2015 IRS audit and lower U.S. tax rates. Excess benefits related to stock-based compensation were $2.0 million lower for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017. Additionally, the loss of deductibility of certain elements of executive compensation partially offset the audit benefit and favorable rate change.
Net income

	For the nine months ended
(in millions)	September 28, 2018	September 29, 2017	Change ($)	Change (%)
Net income	$65.0	$40.3	$24.7	61.3%
As a result of the factors described above, our net income increased $24.7 million, or 61.3%, to $65.0 million in the nine months ended September 28, 2018 from $40.3 million for the nine months ended September 29, 2017.

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

	For the nine months ended
(in thousands)	September 28, 2018	September 29, 2017
Net cash provided by operating activities	$60,752	$22,031
Net cash used in investing activities	(20,412)	(10,225)
Net cash used in financing activities	(43,376)	(11,048)
Effect of exchange rate changes on cash	(79)	725
(Decrease) increase in cash and cash equivalents	$(3,115)	$1,483
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, fair value adjustments of our contingent consideration, and net cash invested in working capital.
In the nine months ended September 28, 2018, net cash provided by operating activities was $60.8 million and consisted of net income of $65.0 million, plus non-cash items totaling $4.3 million and less changes in operating assets and liabilities totaling $8.6 million. Non-cash items and other adjustments consisted of depreciation and amortization of $10.9 million, stock-based compensation of $5.6 million, offset by a $12.3 million change in deferred taxes and uncertain tax positions that included $9.8 million related to the favorable settlement of our 2015 IRS audit.
Our investment in operating assets and liabilities is a result of an increase in accounts receivable of $24.8 million, an increase in inventory of $20.4 million, and a decrease in income taxes payable of $1.3 million, partially offset by an increase in accounts payable of $35.7 million, an increase in accrued expenses of $2.1 million and a decrease in prepaids and other assets of $0.1 million. The changes in inventory, accounts payable, accrued expenses, accounts receivable and prepaid and other assets are primarily due to seasonal impacts on working capital. The decrease in income taxes payable is primarily due to a reduction in accrued withholding taxes.
In the nine months ended September 29, 2017, net cash provided by operating activities was $22.0 million and consisted of net income of $40.3 million plus non-cash items totaling $6.6 million, less changes in operating assets and liabilities totaling $24.9 million. Non-cash items and other adjustments consisted of depreciation and amortization of $7.3 million and stock-based compensation of $6.6 million, partially offset by a $7.1 million increase in deferred taxes. Our investment in operating assets and liabilities is primarily a result of an increase an increase in inventory of $19.8 million, an increase in accounts receivable of $6.5 million and a decrease in accrued expenses of $9.5 million, partially offset by increases in accounts payable of $10.1 million and income taxes payable of $3.8 million. The increase in inventory is a result stocking certain inventory items to allow for a shorter order-to-fulfillment cycle. The increase in accounts receivable and accounts payable are primarily due to the seasonal impact on working capital. The decrease in accrued expenses was primarily due to the payment of $7.9 million of acquisition-related compensation.
Investing activities
Cash used in investing activities relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment and strategic acquisitions.
In the nine months ended September 28, 2018 and September 29, 2017, net cash used in investing activities was $20.4 million and $10.2 million, respectively. Our capital expenditures for the nine months ended September 28, 2018 include our purchase of Tuscany's facilities from certain non-controlling interest stockholders totaling $3.8 million.

Financing activities
Cash used in financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the nine months ended September 28, 2018, net cash used in financing activities was $43.4 million, which consisted of $35.6 million paid on our line of credit and $3.8 million paid on our term debt. In addition, we paid $4.0 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program.
In the nine months ended September 29, 2017, net cash used in financing activities was $11.0 million. We paid $5.4 million for the 2016 portion of our contingent consideration liability, $2.9 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program, and $2.8 million in installments on our term debt.
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
The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of September 28, 2018.
Other Commitments
No material contractual obligation has changed since the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2017, as filed with the SEC on February 27, 2018.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.
Inflation
Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, could have an adverse impact on our business, financial condition and results of operations.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2018. Based on the evaluation of our disclosure controls and procedures as of September 28, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes that the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. Regarding that appeal the Company has further moved the CAFC for remand of the ‘027 IPR to the PTAB. The IPR for the ‘250 patent is pending in the PTAB and the PTAB has stayed the ex-parte re-exam of the ‘250 patent.
In a separate action the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674.  A second lawsuit was filed by the Company on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The stay of the SRAM lawsuits against the Company have been lifted by the U.S. District Court, Northern District of Illinois.  The Company filed and SRAM filed lawsuits are now moving forward in the respective courts.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum as well as 10 and 25 percent tariffs on certain imports from China. Additionally, the U.S. Government has signaled there may be further action, threatening additional tariffs that could be imposed at a later date. While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs as well as the operating performance of our customers, thus negatively affecting our sales, gross margin and operating performance. Additionally, there is a risk that the U.S. tariffs on imports could be met with additional tariffs on U.S. produced exports and that a broader trade conflict could ensue. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.

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
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the National Highway Traffic Safety Administration ("NHTSA"), the U.S. Consumer Product Safety Commission ("CPSC") and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, in October 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products. Most recently, in May 2017, we announced a voluntary recall of approximately 2,460 of FOX's Harley Davidson specific aftermarket motorcycle shock absorbers. In the case of OEM sales, each manufacturer has its own practices regarding product recalls and other product liability actions that could involve its suppliers. Additionally, as suppliers become more integrally involved in the design process and assume a greater role in the overall system design, OEMs could potentially look to to us to share in the cost if faced with recalls and product liability claims.
Although we carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against any potential claims, such insurance is available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. In addition to the direct costs related to these or other recalls, our aftermarket and OEM sales could be adversely affected if we do not have a ready replacement product for such recalled products. Such recall events could also adversely affect our brand image and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
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
As of September 28, 2018, we had $59.4 million of indebtedness and $95.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of September 28, 2018, we had $59.4 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $59.4 million of variable interest rate indebtedness that was outstanding as of September 28, 2018, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.1 million change to our interest expense for the three months ended September 28, 2018.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, eliminating the deductibility of certain fringe benefits, permitting immediate expensing of certain capital expenditures, limiting interest deductions, modifying the tax treatment of like kind exchanges, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon the passage of the legislation, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as notices, interpretations and implementation of regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. For example, the interpretation the IRS Notice regarding the deduction limitation on executive compensation resulted in a $1.4 million increase in our tax provision in the third quarter of 2018. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.
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
As of September 28, 2018, we employed approximately 2,100 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
We are subject to employment practice laws and regulations, and, as such, are exposed to litigation risks.
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
Our beliefs regarding the future growth of the performance suspension and ride dynamics product market are supported by qualitative data and limited sources and may not be reliable. A reduction or lack of continued growth in the popularity of high-end bikes, bikes or powered vehicles or in the number of consumers who are willing to pay premium prices for well-designed, performance-oriented equipment in the markets in which we sell our products could adversely affect our product sales and profits, financial condition or results of operations.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $73.10 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,988,059 of which shares were outstanding as of September 28, 2018. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 28, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
6/30 - 8/3	12,588	$50.24	—
8/4 - 8/31	2,726	$64.35	—
9/1 - 9/28	246	$68.00	—
Total	15,560	$53.00	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On October 29, 2018, in connection with a periodic review of its existing form of indemnification agreement, the Board of Directors of the Company approved and adopted an updated form of Indemnification Agreement (as updated, the “New Indemnification Agreement”) to be entered into between the Company and its directors and certain officers. For those directors and officers who have entered into the Company’s prior form of Indemnification Agreement (the “Existing Agreement”), the entry into the New Indemnification Agreement will supersede and replace the Existing Agreement. The Company expects to enter into the New Indemnification Agreement with its directors and certain officers as soon as practicable.
The New Indemnification Agreement supplements indemnification provisions already in the Company’s Amended and Restated Certificate of Incorporation. Under the New Indemnification Agreement, the Company agrees to indemnify, and to advance expenses  to, directors and officers to the fullest extent permitted by applicable law (including the Delaware General Corporation Law), subject to the terms and conditions of the New Indemnification Agreement. The New Indemnification Agreement differs from the Existing Agreement in several respects; among other differences, the New Indemnification Agreement (1) excludes indemnification (i) for any expenses resulting from the indemnitee’s conduct which is finally adjudged to have been willful misconduct, knowingly fraudulent or deliberately dishonest and (ii) if prohibited by applicable law, (2) prohibits the Company from seeking a “bar order” which would prohibit or limit the indemnitee’s rights to receive advancement of expenses, (3) includes an equitable relief provision, which provides for injunctive relief and/or specific performance and (4) extends the term.
The foregoing description of the New Indemnification Agreement is qualified in its entirety by the copy of the New Indemnification Agreement that is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Form of Indemnification Agreement				X

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
October 31, 2018		Zvi Glasman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)