Form 10-K
period 2018-12-28
FOX FACTORY HOLDING CORP
filed 2019-02-26
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36040

Fox Factory Holding Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-1647258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6634 Hwy 53 Braselton, GA	30517
(Address of Principal Executive Offices)	(Zip Code)
(831) 274-6500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,240,176,000. As of February 24, 2019, there were 37,990,546 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

•	our ability to maintain our premium brand image and high-performance products;

•	our ability to maintain relationships with the professional athletes and race teams we sponsor;

•	our ability to selectively add additional dealers and distributors in certain geographic markets;

•	the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences;

•	changes in demand for performance-defining products;

•	the loss of key personnel, management and skilled engineers;

•	our ability to successfully identify, evaluate and manage potential or completed acquisitions and to benefit from such acquisitions;

•	the outcome of pending litigation;

•	future disruptions in the operations of our manufacturing facilities;

•	our ability to adapt our business model to mitigate the impact of certain changes in tax laws including those enacted in the US in December 2017;

•	changes in the relative proportion of profit earned in the numerous jurisdictions in which we do business and in tax legislation, case law and other authoritative guidance in those jurisdictions;

•	products recalls and product liability claims; and

•	future economic or market conditions.
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

Fox Factory Holding Corp.
FORM 10-K

PART I
ITEM 1. BUSINESS
Our company, Fox Factory Holding Corp., designs, engineers, manufactures and markets performance-defining products and systems for customers worldwide. Fox Factory Holding Corp. is the holding company of Fox Factory, Inc. As used herein, "Fox Factory," "FOX," the "Company," "we," "our," and similar terms refer to Fox Factory Holding Corp. and its subsidiaries, unless the context indicates otherwise. Our premium brand, performance-defining products and systems are used primarily on bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Some of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers ("OEMs"), while others are distributed to consumers through a global network of dealers and distributors.
Fox Factory, Inc., our operating subsidiary, was incorporated in California in 1978. Fox Factory Holding Corp. was incorporated in Delaware on December 28, 2007. In October 2018, we announced the relocation of our corporate headquarters from Scotts Valley, California to Braselton, Georgia, which was effective on December 31, 2018.
In August 2013, we completed an initial public offering ("IPO") of our common stock. Our common stock is traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol "FOXF."
Description of our business
We are a designer, manufacturer and marketer of performance-defining products and systems used primarily on bikes, Side-by-Sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. We believe our products offer innovative design, performance, durability and reliability. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and comfort while riding over rough terrain in varied environments, or providing improved control and responsiveness for on-road only vehicles. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes. We believe our products are generally sold at premium prices, which to us means manufacturer suggested retail sale prices that are generally in the upper quartile of their respective product categories.
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Santa Cruz Bicycles, Specialized, Scott, Trek, Yeti Cycles and YT in bikes and BRP, Ford, Honda, Jeep, Polaris, Toyota, Triumph, and Yamaha in powered vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
Industry
We participate in large global markets for bikes and powered vehicles used by recreational and professional users. Today, our products for bicycles are primarily for mountain bikes, road bikes, and e-bikes. Our products for powered vehicles are used primarily on Side-by-Sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks.
We focus on premium-priced products within each of these categories, which we consider to be the high-end segment because of their higher retail sale prices, where we believe consumers prefer well-designed, performance-oriented equipment. We believe that performance-defining products, which include suspension systems, as well as wheels, cranks, and other components, are critical to the performance of the bikes and powered vehicles in the product categories in which we focus and that technical features, component performance, product design, durability, reliability, and brand recognition strongly influence consumer purchasing decisions.

We believe the high-end segments in which we participate are well positioned for growth due to several factors, including:

•	increasing consumer appetite for performance-defining products;

•	increasing average retail sales prices, which we believe are driven by differentiated and feature-rich products with advanced technologies;

•	continuing product cycle innovation, which we have observed often motivates consumers to upgrade and purchase new products for enhanced performance; and

•	increased sales opportunities for high-end bikes and powered vehicles in international markets.
As vehicles in our end-markets evolve and grow more capable, performance-defining products and systems have become, and we believe will continue to become, increasingly more important for improved performance and control. Additionally, we believe there are opportunities to continue to leverage our technical know-how of suspension products to provide solutions beyond our current applications and end-markets.
Our competitive strengths
Broad offering of performance-defining products across multiple consumer markets
Our performance-defining products enhance vehicle performance across multiple consumer markets. Through the use of adjustable suspension, position sensitive damping, multiple air spring technologies, lightweight and rigid materials, and other technologies and methods, our products improve the performance and control of the vehicles used by our consumers. We believe our reputation for performance-defining products is reinforced by the successful finishes in world class competitive events by athletes incorporating our products in their vehicles.
Premium brand with strong consumer loyalty
We believe that we have developed a reputation for performance-defining products and that we own and license established trademarks, such as FOX®, FOX RACING SHOX®, and RACE FACE® which are perceived as premium brands. As such, our performance-defining products are generally sold at premium prices. We take great effort to maintain our brands in the eyes of consumers. For instance, our FOX® logo is prominently displayed on our FOX® branded products used on bikes and powered vehicles sold by our OEM customers, which helps further reinforce our brand image. We believe that our brands have achieved strong loyalty from our consumers. To support our brands, we introduce new products that we believe feature innovative technologies designed to improve vehicle performance and enhance our brand loyalty with consumers.
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

•
our racing culture, including on-site technical race support of professional athletes, which provides us with unique real-time insights as to the evolving performance-defining product needs of those participating in challenging world-class events and is an integral part of our R&D efforts;

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
 Over the past several years, we have developed multiple new products, such as:

•
Live Valve, our proprietary semi-active, electronic suspension that processes data from multiple vehicle sensors to adjust the suspension virtually instantaneously to the demands of changing terrain. This technology is currently in use on Side-by-Sides, off-road capable, on-road trucks, and mountain bikes;

•
32, 34 and 36 Factory Series FLOAT FIT4, which reduces overall fork weight, provides external adjustability with our fourth-generation FOX Isolated Technology (FIT) closed-cartridge damper, and includes the self-adjusting negative chamber air spring for quieter operation and ease of adjustment;

•
The GRIP2 fork damper, which is our next-evolution sealed cartridge FIT system, our highest performing gravity-focused damper. GRIP2 shares its roots with the original GRIP architecture, but has been enhanced with all-new technology: four-way adjustability, VVC high-speed rebound circuit, high-performance mid-valve, and overall friction-reducing treatments;

•	X2 technology used in our Factory Series FLOAT and DH rear shocks, which allows the rider to independently tune high- and low-speed compression and high- and low-speed rebound;

•	DPX2 rear shock technology that combines the character of our DPS damping and X2 damping circuits to provide a lightweight trail-tuned adjustable shock;

•	Rhythm series fork products developed to address a lower price point offering without compromising proven FOX performance;

•
PODIUM Internal Bypass, introduced into the Side-by-Side market, which through its internal bypass technology, allows the vehicle to be plush on small bumps and deliver excellent chassis control while providing progressive bottoming resistance with each increment of travel used;

•
X2 technology used in our 2.5 PODIUM shocks for side-by-sides that feature high- and low-speed rebound adjustment, high- and low-speed compression adjustment, and a dual-rate spring for the rear shocks to allow drivers to tune for many different terrain types and driving styles;

•	Race Face Vault Hub, a new 120-point high-engagement mountain bike hubset featuring tool-free end caps that simplify conversion among all major axle standards and is approved for e-bike applications;

•	Race Face Next R31 Carbon Wheels featuring a single spoke length throughout and an offset rim design for improved spoke balance and strength; and

•
Easton EC90 SL Crankset with Cinch Power Meter spindle, a versatile road bike crankset that allows quick conversion between 1x and 2x road and gravel chainring configurations. The Cinch Power Meter spindle, through a one-time connection to a smart phone, automatically works with ride-recording and power-measurement applications.

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
Our strategy
Our goal is to expand our leadership position as a designer, manufacturer and marketer of performance-defining products designed to enhance ride dynamics and performance. We intend to focus on the following key strategies in pursuit of this goal:
Continue to develop new and innovative products in current end-markets
We intend to continue to develop and introduce new and innovative products in our current end-markets to improve ride dynamics and performance for our consumers. For example, our patented position-sensitive damping systems provide terrain optimized ride characteristics across many of our product lines. We believe that performance and control are important to our consumer base, and that our frequent introduction of products with innovative and improved technologies increases both OEM and aftermarket demand as consumers seek out products for their vehicles that can deliver these characteristics. We also believe evolving market trends, such as changing bike wheel and tire sizes and increasing adoption rates of off-road capable, on-road trucks should increase demand for vehicles in our end-markets, which, in turn, should increase demand for our suspension products.

Leverage technology and brand to expand into new categories and end-markets
We believe we have developed a reputation as a leader in performance-defining products and that our reputation combined with our ability to improve vehicle performance by incorporating performance suspension products and other components results in us frequently being approached by OEM product development teams, athletes and others looking to improve the performance of their vehicles, including in end-markets in which we have not previously offered products. We believe our performance-defining technologies have applications in end-markets in which we do not currently participate in a meaningful way, and we intend to selectively develop products for and forge relationships with customers in additional markets. These markets may include military, recreational vehicles (RVs), and "performance street" cars.
Opportunistically expand our business platform through acquisitions
Over the past several years, we have completed acquisitions which we believe enhance our business and strategically expand our product offerings. In 2014, we acquired the business of Sport Truck, a full-service distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. In 2014, we also acquired the businesses of Race Face/Easton. Known for its unique carbon technology, Race Face/Easton designs, manufactures, and distributes performance bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket. In 2015, we continued to expand our opportunities through the acquisition of certain assets of Marzocchi’s bike product lines. In November 2017, through our subsidiary FF U.S. Holding Corp. d/b/a ("Tuscany") we acquired the majority interest in the business of Flagship, Inc., a designer, manufacturer and distributor of premium aftermarket powered vehicle performance packages and personal-use specialty vehicles based on OEM vehicle chassis. The Company believes that this acquisition will accelerate the growth of its off-road and on-road truck products.
We also believe that our passionate customer base has a desire for other types of performance products beyond those that attach to a vehicle or bike. We believe there is opportunity to expand our total available market by broadening our acquisition focus to include a more diverse range of performance products that add to or increase our customers' enjoyment of their activities of choice.
Our business development group is responsible for identifying and assessing inorganic and organic potential growth opportunities of our ride dynamics platform and other specialty sports technology platforms. Specifically, our business development group: (i) identifies and assesses potential acquisition opportunities; (ii) aids the business in analyzing growth alternatives; and (iii) manages critical projects and programs as determined by senior management.
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
Accelerate international growth
While a significant percentage of our current sales are to OEMs and dealers and distributors located outside the United States, we believe international expansion represents a significant opportunity for us and we have, and intend to continue to, selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium, performance bikes and powered vehicles should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the X Games, is contributing to the growth of international participation in activities in which our products are used. We intend to leverage the recognition of our brands to capitalize on these trends by globally increasing our sales to both OEMs and dealers and distributors, particularly in markets where we perceive significant opportunities.
Improve operating and supply chain efficiencies
During 2017, we completed the process of moving all bike suspension component manufacturing to our facility in Taichung, Taiwan. In connection with this move, we are using, and expect to continue to use, suppliers that are located closer to our Taichung, Taiwan facility for a number of materials and components. This transition has shortened production lead times to our bike OEM customers, improved supply chain efficiencies, and reduced manufacturing costs. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to exclusively manufacture powered vehicle suspension products. We are currently pursuing a number of initiatives to improve efficiencies and achieve cost savings across our North American manufacturing locations including expanding our Powered Vehicles Group manufacturing operations in Hall County, Georgia and relocating our Specialty Sports Group’s U.S. aftermarket bike products distribution, sales, service operations to Reno, Nevada.

Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. Generally, our quarterly sales have been the lowest in the first quarter and highest in the third quarter of the year. For example, our sales in our first and third quarters of 2018 represented 21% and 28% of our total sales for the year, respectively.
Competition
The markets for performance-defining products, including suspension components, wheels, and cranks, are highly competitive. We compete with other companies that produce products for sale to OEMs, dealers and distributors, as well as with OEMs which produce their own line of products for their own use. Some of our competitors may have greater financial, research and development or marketing resources than we do. Competition in the high-end segment of the performance-defining market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, we believe the performance of our products helps justify our premium pricing. Within our markets, we compete with several large companies and numerous small companies that provide branded and unbranded products across many of our product lines. These competitors can be divided into the following categories:
Powered Vehicles
Within the market for powered vehicle suspension components, we compete with several companies in different submarkets. In the snowmobile market we compete with KYB (Kayaba Industry Co., Ltd.), Öhlins Racing AB (a wholly-owned subsidiary of Tenneco), Walker Evans Racing, Works Performance Products, Inc., and Penske Racing Shocks / Custom Axis, Inc. In the ATV and Side-by-Side markets, outside of vertically-integrated OEMs, we compete with ZF Sachs (ZF Friedrichshafen AG), Polaris, and Walker Evans Racing for OEM business and Elka Suspension Inc., Öhlins Racing AB, Works Performance Products, and Penske Racing Shocks / Custom Axis, Inc. for aftermarket business.
Within the market for off-road and specialty vehicle suspension components, we compete with ThyssenKrupp Bilstein Suspension GmbH (commonly known as Bilstein), and King Shock Technology, Inc. (commonly known as King Shocks), Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension, and Rancho (Tenneco). In the market for suspension systems, or lift kits, we compete with TransAmerican Wholesale/Pro Comp USA, Rough Country Suspension Systems, TeraFlex, ReadyLIFT Suspension, Tuff Country EZ-Ride Suspension, and Rusty’s Off-Road. In the market for up-fitted vehicles, we compete with SCA Performance, Rocky Ridge Trucks, and DSI Custom Vehicles.
Specialty Sports
Within the market for bike suspension components, we compete with several companies that manufacture front and rear suspension products, including RockShox (a subsidiary of SRAM Corp.), X-Fusion Shox (a wholly owned subsidiary of A-Pro), Manitou (a subsidiary of HB Performance Systems), SR Suntour, DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Cane Creek Cycling, DVO Suspension, Bos-Mountain Bike Suspensions, and Öhlins Racing AB. In the market for other bike components, we compete with SRAM, Truvativ and Zipp (all subsidiaries of SRAM Corp.), DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Mavic (a subsidiary of Amer Sports Corp.), and Shimano.
Our products
We design and manufacture performance-defining products, of which a significant portion is suspension products. These suspension products dissipate the energy and force generated by bikes and powered vehicles while they are in motion. Suspension products allow wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position-sensitive damping, electronically controllable damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance.
We use high-grade materials in our products and have developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high-performance levels and customer satisfaction.
Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX, BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, and Tuscany brands for Side-by-Sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. In each of the years ended December 28, 2018, December 29, 2017 and December 30, 2016, approximately 54%, 48% and 44%, respectively, of our sales were attributable to sales of powered vehicles related products.

Products for these vehicles are designed for use on roads, for trail riding, in racing, and to help provide performance and comfort. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our aftermarket truck suspension component products in the powered vehicles category range from two-inch aluminum bolt-on shocks to our patented position sensitive internal bypass shocks. We also offer lift kits and components with our shock products and aftermarket accessory packages for use in trucks. In addition, we up-fit trucks to be off-road capable, on-road vehicles with components and products such as lift kits, shock products, superchargers, interior accessories, wheel, tires, lighting, and body enhancements.
Specialty Sports
As a result of our acquisitions in recent years, our bike product offerings have expanded and are used on a wide range of performance mountain bikes and road bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. Given this wide range of bike products and brands, as well as the potential to expand our offerings to include other types of performance-defining products, we have changed the name of the group from Bike Division to Specialty Sports Group. In each of the years ended December 28, 2018, December 29, 2017 and December 30, 2016, approximately 46%, 52% and 56%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike suspension products are sold in four series and under the Marzocchi brand: (i) our Marzocchi BOMBER series, designed for a rider who values ease of use over adjustability (ii) our FOX Rhythm series, designed to provide FOX performance at the entry price point of the high-end mountain bikes segment (iii) our FOX Performance series, designed for demanding enthusiasts; (iv) our FOX Performance Elite series, designed for experienced and expert riders; and (v) our FOX Factory series, designed for maximum performance at a professional level.
We also offer mountain and road bike wheels and other performance-defining cycling components under the Race Face and Easton Cycling brands including cranks, chainrings, pedals, bars, stems, and seat posts.
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
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Research and development expense totaled approximately $25.8 million, $20.2 million and $18.5 million in fiscal years 2018, 2017 and 2016, respectively.
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

Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to more than 200 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2018, 60% of our sales resulted from sales to OEM customers and 40% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 43%, 42% and 42% of our sales in 2018, 2017 and 2016.
Although we refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers," branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, it is the contract manufacturer that may place the purchase order and therefore assumes the payment responsibilities.
Our North American sales totaled $388.7 million, $280.9 million and $221.3 million, or 63%, 59% and 55% of our total sales in 2018, 2017 and 2016, respectively. Sales outside of North America totaled $230.5 million, $194.8 million and $181.8 million or 37%, 41% and 45% of our total sales in 2018, 2017 and 2016, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the United States. Additional information about our product revenues and certain geographical information is available in Note 2 - Revenues, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Additional information regarding our sales, income, and total assets is available in Item 6. "Selected Financial Information."
Powered Vehicles
We sell our powered vehicle-suspension products to OEMs, including Arctic Cat, BRP, Ford, Honda, Jeep, Polaris, Toyota, Triumph and Yamaha. We also are continually nurturing and developing relationships with our existing and new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to dealers and distributors, both domestically and internationally. Our dealers sell directly to consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers.
Specialty Sports
We sell our bike suspension and components products to a broad network of domestic and international bike OEMs, including Canyon, Giant, Santa Cruz Bicycles, Scott, Specialized, Trek, Yeti Cycles and YT. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to U.S. dealers and through distributors internationally. Our dealers sell directly to aftermarket consumers. Our overseas distributors sell to independent dealers, which then sell directly to consumers.
Sales and marketing
We employ specialized and dedicated sales professionals. Each sales professional is fully responsible for servicing either OEM or aftermarket customers within our product categories, which ensures that our customers are in contact with capable and knowledgeable sales professionals to address their specific needs. We strongly believe that providing a high level of service to our end customers is essential to maintaining our reputational excellence in the marketplace. Our sales professionals receive training on the brands' latest products and technologies and attend trade shows and events to increase their market knowledge.
Our marketing strategy focuses on strengthening and promoting our brands in the marketplace. We strategically focus our marketing efforts on enthusiasts seeking high-end, performance-defining products and systems through promotions at destination riding locations and individual and team sponsorships. We believe the performance of our products has been demonstrated by, and our brands benefit from, the success of professional athletes who use our products in elite competitive events such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games. We also believe these successes positively influence the purchasing habits of enthusiasts and other consumers seeking performance-defining products.

We believe that our strategic focus on the performance and racing segments in our markets, including our sponsorships of a number of professional athletes and race teams, influences many aspiring and enthusiast consumers and enables our products to be sold at premium price points. In order to continue to enhance our brand image, we will need to maintain our position in the suspension products industry and to continue to provide high-quality products and services.
We have also been able to develop long-term strategic relationships with leading OEMs. Our reputation for performance-defining products plays a critical role in our aftermarket sales to consumers.
In addition to our website and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including an Instagram feed, Facebook page, YouTube channel, Vimeo channel and Twitter feed to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group works to ensure brand cohesion and consistency.
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
During 2018, we moved our corporate headquarters from Scotts Valley, California to our offices in Braselton, Georgia. We also purchased a 23-acre site in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase of the Hall County, Georgia project is expected to be completed in early 2020 and will be used for manufacturing, warehousing, distribution and office space. Our Scotts Valley, California location will remain an essential shared services facility housing certain corporate functions.
In addition, we are also in the process of relocating our aftermarket bike products distribution, sales and service operations from Watsonville and Scotts Valley, California to Reno, Nevada to better serve our customers.
We had approximately $72.9 million and $45.6 million in firm backlog orders at December 28, 2018 and December 29, 2017, respectively. The increase in 2018 backlog, as compared to 2017, was due to normal growth in the business and changes in the seasonality of order placement.
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
Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, or the Kashima Agreement, we have been granted the exclusive right to use the trademark "KASHIMACOAT" on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to a minimum model year order and certain other exclusions. The Kashima Agreement does not contain minimum purchase obligations.
Employees
As of December 28, 2018, we had approximately 2,240 full-time employees in the United States, Canada, Europe and Taiwan. We also use part-time employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
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
Financial information about segments and geographic Areas
We operate in one reportable segment: manufacturing, sale and service of performance-defining products. Additional information about our product segment and certain geographic information is available in Note 2 - Revenues of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.
Corporate and available information
Our principal executive offices are located at 6634 Hwy 53, Braselton, GA 30517, and our telephone number is (831) 274-6500. Our website address is www.ridefox.com.
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
Our growth strategy involves the continuous development of innovative performance-defining products. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the OEMs, which incorporate our products into their bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition or results of operations.
Product development requires significant financial, technological and other resources. While we expended approximately $25.8 million, $20.2 million and $18.5 million for our research and development efforts in 2018, 2017 and 2016, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
The industries in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell performance-defining products to OEMs and aftermarket dealers and distributors, including OEMs that produce their own lines of products for their own use. Our continued success depends on our ability to continue to compete effectively against our competitors, some of which have significantly greater financial, marketing and other resources than we have. Also, several of our competitors offer broader product lines to OEMs, which they may sell in connection with suspension products as part of a package offering. In the future, our competitors may be able to maintain and grow brand strength and market share more effectively or quickly than we do by anticipating the course of market developments more accurately than we do, developing products that are superior to our products, creating manufacturing or distribution capabilities that are superior to ours, producing similar products at a lower cost than we can or adapting more quickly than we do to new technologies or evolving regulatory, industry or customer requirements, among other possibilities. In addition, we may encounter increased competition if our current competitors broaden their product offerings by beginning to produce additional types of performance-defining products or through competitor consolidations. We could also face competition from well-capitalized entrants into these product markets, as well as aggressive pricing tactics by other manufacturers trying to gain market share. As a result, our products may not be able to compete successfully with our competitors’ products, which could negatively affect our business, financial condition or results of operations.

Our business is sensitive to economic conditions that impact consumer spending. Our performance-defining products, and the bike and powered vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.
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
Our products are selected by both OEMs and dealers and distributors in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the performance-defining products industry and continue to provide high-quality products and services. Also, we will need to continue to invest in sponsorships, marketing and public relations.
There can be no assurance, however, that we will be able to maintain or enhance the strength of our brands in the future. Our brands could be adversely impacted by, among other things:

•	failure to develop new products that are innovative, performance-oriented, and reliable;

•	internal product quality control issues;

•	product quality issues on the bikes and powered vehicles on which our products are installed;

•	product recalls;

•	high profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);

•	negative publicity regarding our sponsored athletes;

•	high profile injury or death to one of our sponsored athletes;

•	inconsistent uses of our brand and our other intellectual property assets, as well as failure to protect our intellectual property; and

•	changes in consumer trends and perceptions.
Any adverse impact on our brand could in turn negatively affect our business, financial condition or results of operations.

A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2018, approximately 46% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
Our growth in the powered vehicle category is dependent upon our continued ability to expand our product sales into powered vehicles that require performance-defining products and the continued expansion of the market for these powered vehicles.
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that need our products, such as Side-by-Sides, and our ability to create products for these vehicles. In the event these markets stopped expanding or contracted, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
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
A disruption in the operations of our facilities, or delays in our planned expansion of certain facilities, could have a negative effect on our business, financial condition or results of operations.
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to use, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. Additionally, in 2018 we announced the planned construction of our new campus in Hall County, Georgia to further diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and expect to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Significant construction delays or other unforeseen difficulties in our current and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
We are dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Larry L. Enterline. We do not have a "key person" life insurance policy on Mr. Enterline or any other key employees. We believe that the top nine members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. We could also be adversely affected if we fail to attract and retain talent throughout our organization. For instance, we rely on skilled and well-trained engineers for the design and production of our products, as well as in our research and development functions. Competition for such individuals is intense, particularly in California where several of our facilities are located. Our inability to attract or retain qualified employees in our design, production or research and development functions or elsewhere in our Company could result in diminished quality of our products and delinquent production schedules or impede our ability to develop new products.
Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.
We may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition or results of operations.
We grew our sales from approximately $475.6 million in 2017 to approximately $619.2 million in 2018. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative performance-defining products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 32%, 32% and 30% of our sales in fiscal years 2018, 2017 and 2016, respectively. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
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
Most of the bikes incorporating our suspension products also use products and components manufactured by other bike component manufacturers. If such component manufacturers were to cease selling their products and components on a standalone basis, their sales are disrupted, or their competitive market position or reputation is diminished, customers could migrate to competitors that sell complementary bike products which we do not sell. Moreover, such bike component manufacturers could begin manufacturing bike suspension products, wheels, or cranks, or bundle their bike components with suspension products, wheels or cranks manufactured by competitors. If any of the foregoing were to occur, our sales could decrease and our business, financial condition or results of operations could suffer.
We have been and may become subject to intellectual property disputes that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.
As we develop new products or attempt to use our brands in connection with new products, we seek to avoid infringing the valid patents and other intellectual property rights of our competitors. However, from time to time, third parties have alleged, or may allege in the future, that our products and/or trademarks infringe upon their proprietary rights. We will evaluate any such claims and, where appropriate, may obtain or seek to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement, and we do not hold patent infringement insurance. Any claim, regardless of its merit, could be expensive, time consuming to defend and distract management from our business. Moreover, if our products or brands are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology or associated intellectual property rights on acceptable terms. A court determination that our brands, products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes or preclude our ability to use certain brands. In most circumstances, we are not indemnified for our use of a licensor’s intellectual property, if such intellectual property is found to be infringing. Any of the foregoing results could cause us to redesign our products or defend legal actions, which could cause us to incur substantial costs that could negatively affect our business, financial condition or results of operations.

If we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected.
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®, to be used with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. We may not, however, be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
In the future, we and our subsidiaries may be able to incur substantial additional debt from further amendments to the Second Amended and Restated Credit Facility, additional lending sources subject to the restrictions contained in the Second Amended and Restated Credit Facility, or as a result of certain debt instruments we may issue.
As of December 28, 2018, we had $59.4 million of indebtedness and $95.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of December 28, 2018, we had $59.4 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $59.4 million of variable interest rate indebtedness that was outstanding as of December 28, 2018, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.6 million change to our interest expense for the year ended December 28, 2018.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, eliminating the deductibility of certain fringe benefits, permitting immediate expensing of certain capital expenditures, limiting interest deductions, modifying the tax treatment of like kind exchanges, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon the passage of the legislation, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and will continue to be subject to potential amendments and technical corrections, as well as notices, interpretations and implementation of regulations by the Treasury and Internal Revenue Service ("IRS"), any of which could lessen or increase certain adverse impacts of the legislation. For example, the interpretation the IRS Notice regarding the deduction limitation on executive compensation resulted in a $1.4 million increase in our tax provision in the third quarter of 2018. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.
Our analysis and interpretation of this legislation is and ongoing. We asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries in 2016 and 2017, and discontinued this assertion as a result of the December 2017 changes in legislation. As a result, the deemed repatriation tax, the accrual of state income and foreign withholding taxes on unremitted earnings, and certain other changes to U.S. taxation of amounts earned abroad have impacted on our financial statements. Additionally, the reduction in the U.S. corporate tax rate, the revision of rules governing foreign tax credits, and changes in the rules regarding the sourcing of income are expected to have an impact on our ability to utilize our existing and future foreign tax credits, and as such, we have provided a partial valuation allowance on these tax assets. A full valuation allowance was avoided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions. However, there can be no assurance that we will be able to implement such a plan. Changes in our estimates regarding our ability to utilize our foreign tax credits could have a material impact on our tax provision, net income and cash flows.
There may be other material adverse effects resulting from the legislation that will become apparent as regulations are issued, and practice evolves through interpretation and case law. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.

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
As of December 28, 2018, we employed approximately 2,240 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Climate change and related regulatory responses may adversely impact our business.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions could, among other things, disrupt the operation of our supply chain, since our bike suspension manufacturing is entirely located in Taiwan, which is prone to typhoons, increase our product costs and impact the types and amounts of products that consumers purchase, since the majority of our products are used in outdoor recreation. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations, which may be mandatory, have the potential to impact our operations directly or indirectly as a result of required compliance by us and our suppliers. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate.
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
We do not control our suppliers, OEMs, other customers or partners, or their labor, environmental or other practices. A violation of labor, environmental, intellectual property or other laws by our suppliers, OEMs, other customers or partners, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or partners if these violations or failures were to occur. We do not inspect or audit compliance of our suppliers, OEMs, customers or partners with these laws or practices, and we do not require our suppliers, OEMs, customers or partners to comply with a formal code of conduct. Any conduct or actions that our suppliers could take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.
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
In May 2015, we began the process of implementing a global enterprise resource planning system ("ERP"). The pilot phase of the new ERP was completed in fiscal year 2016 and a second phase was completed in May 2018. Remaining operations will be phased in over the next few fiscal years. ERP implementations are complex and time consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
Our beliefs regarding the future growth of the performance-defining product market are supported by qualitative data and limited sources and may not be reliable. A reduction or lack of continued growth in the popularity of high-end bikes, bikes or powered vehicles or in the number of consumers who are willing to pay premium prices for well-designed, performance-oriented equipment in the markets in which we sell our products could adversely affect our product sales and profits, financial condition or results of operations.
We generate virtually all of our revenues from sales of performance-defining products. Our beliefs regarding the outlook of the performance-defining product market come from qualitative data and limited sources, which may not be reliable. If our beliefs regarding the opportunities in the market for our products are incorrect or the number of consumers who we believe are willing to pay premium prices for well-designed, performance-oriented equipment in the markets in which we sell our products does not increase, or declines, we may fail to achieve future growth and our business, financial condition or results of operations could be negatively affected.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $76.77 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 37,990,546 of which shares were outstanding as of December 28, 2018. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
After our IPO in 2013, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At December 28, 2018, we occupy the following square footage by location:

	United States	Other Countries	Total
Leased facilities	412,691	200,052	612,743
Owned facilities	233,759	—	233,759
Total	646,450	200,052	846,502
During 2018, we relocated our corporate headquarters from Scotts Valley, California to our offices in Braselton, Georgia. We also purchased a 23-acre site in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase of the Hall County, Georgia project is expected to be completed in early 2020 and will be used for manufacturing, warehousing, distribution and office space.
Certain administrative, research and development and manufacturing operations are located in California. We also manufacture in the U.S. State of Michigan and Indiana, and internationally in Taiwan and Canada, and maintain sales and service offices in the U.S. and Europe.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes that the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit. Regarding that appeal the Company has further moved the CAFC for remand of the ‘027 IPR to the PTAB. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious.
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

	High	Low
Year Ending December 29, 2017
Quarter ended March 31, 2017	$28.90	$25.45
Quarter ended June 30, 2017	35.60	26.70
Quarter ended September 29, 2017	43.10	35.30
Quarter ended December 29, 2017	44.20	36.85
Year Ending December 28, 2018
Quarter ended March 30, 2018	$40.20	$34.35
Quarter ended June 29, 2018	47.40	33.25
Quarter ended September 28, 2018	72.10	47.75
Quarter ended December 28, 2018	75.17	50.66
On February 24, 2019, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $61.67 per share.
Stockholders
As of February 24, 2019, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 28, 2018 and December 29, 2017. In addition, our Second Amended and Restated Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition, and Liquidity and Capital Resources - Second Amended and Restated Credit Facility" for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant.
Equity Compensation Plan Information
For equity compensation plan information refer to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 28, 2018 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite") and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the three months ended December 28, 2018.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
9/29 - 11/2	637	$53.73	—
11/3 - 11/30	621	63.46	—
12/1 - 12/28	—	—	—
	1,258	$58.53	—

(1) Includes shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, and the consolidated balance sheet data as of December 28, 2018 and December 29, 2017 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of income data for the years ended December 31, 2015 and 2014 as well as the consolidated balance sheet data as of December 30, 2016, December 31, 2015 and December 31, 2014, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Income Data:

	For the fiscal years ended
(in thousands, except per share data)
	2018	2017	2016	2015	2014
Sales	$619,225	$475,633	$403,077	$366,798	$306,734
Cost of sales (1)	413,729	321,143	276,689	254,756	212,314
Gross profit	205,496	154,490	126,388	112,042	94,420
Operating expenses:
Sales and marketing (1)	37,296	27,905	25,796	23,182	19,192
Research and development (1)	25,847	20,178	18,459	17,001	13,642
General and administrative (1)	41,756	34,933	27,693	21,053	17,683
Amortization of purchased intangibles	6,065	2,986	2,988	8,525	6,424
Fair value adjustment of contingent consideration and acquisition-related compensation	—	1,447	5,911	6,937	2,856
Total operating expenses	110,964	87,449	80,847	76,698	59,797
Income from operations	94,532	67,041	45,541	35,344	34,623
Other expense, net:
Interest expense	3,059	2,396	2,088	1,549	999
Other expense (income), net	583	360	363	(449)	(693)
Total other expense, net	3,642	2,756	2,451	1,100	306
Income before income taxes	90,890	64,285	43,090	34,244	34,317
Provision for income taxes	5,523	21,102	7,415	9,290	6,631
Net income	85,367	43,183	35,675	24,954	27,686
Less: net income attributable to non-controlling interest	1,327	55	—	—	—
Net income attributable to FOX stockholders	$84,040	$43,128	$35,675	$24,954	$27,686
Earnings per share:
Basic	$2.22	$1.15	$0.97	$0.67	$0.75
Diluted	$2.16	$1.11	$0.94	$0.66	$0.73
Weighted average shares used to compute earnings per share:
Basic	37,805	37,373	36,799	36,989	36,756
Diluted	38,956	38,738	37,801	37,894	37,807

(1) Includes stock-based compensation as follows:

	For the fiscal years ended
(in thousands)	2018	2017	2016	2015	2014
Cost of sales	$482	$429	$139	$82	$43
Sales and marketing	556	587	598	430	279
Research and development	640	442	357	178	88
General and administrative	5,644	7,269	5,129	4,217	3,634
Total	$7,322	$8,727	$6,223	$4,907	$4,044

Consolidated Balance Sheet Data:

	For the fiscal years ended
(in thousands)	2018	2017	2016	2015	2014
Cash and cash equivalents	$27,958	$35,947	$35,280	$6,944	$4,212
Inventory	107,140	84,841	71,243	68,202	59,191
Working capital	135,162	116,702	95,876	57,971	48,056
Property, plant and equipment, net	64,788	43,636	32,262	26,094	19,759
Total assets	485,254	428,286	335,600	277,716	258,437
Total debt, including current portion (1)	59,426	98,643	66,683	47,881	50,000
Total stockholders’ equity	321,205	234,835	184,937	152,260	128,806

(1)
In 2014, in connection with our acquisitions, we entered into amendments to our credit facility, borrowing $80.0 million under a secured term loan. In 2016, we entered into the Second Amended and Restated Credit Facility, with a refinanced term loan principal balance of $75.0 million. The principal balance of the term loan was $59.4 million at December 28, 2018.

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
Overview
We are a designer, manufacturer and marketer of performance-defining component products used primarily on bikes, side-by-side vehicles, or Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. We also offer suspension systems, or lift kits, as well as aftermarket accessory packages, used on trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of components represented less than 1% of our sales in each of the years ended December 28, 2018, December 29, 2017 and December 30, 2016.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of performance-defining products. Our products fall into the following two categories:

•	bikes; and

•	powered vehicles, including Side-by-Sides, certain on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
A significant portion of our sales are dependent on the demand for high-end or premium-priced bikes and products. In each of the years ended December 28, 2018, December 29, 2017 and December 30, 2016, approximately 46%, 52% and 56%, respectively, of our sales were attributable to sales of bike-related products and approximately 54%, 48% and 44%, respectively, of our sales were attributable to sales of products for powered vehicles.
Our North American sales totaled $388.7 million, $280.9 million and $221.3 million, or 63%, 59% and 55% of our total sales in fiscal years 2018, 2017 and 2016, respectively. Our international sales totaled $230.5 million, $194.8 million and $181.8 million, or 37%, 41% and 45% of our total sales in fiscal years 2018, 2017 and 2016, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. We estimate, based on our internal projections, that approximately one-third of the end users of our products are located outside the United States.
Opportunities, challenges and risks
We intend to focus on generating sales of our performance-defining products through OEMs and in the aftermarket channel. To do this, we intend to continue to develop and introduce new and innovative products in our current end-markets and we intend to selectively develop products for applications and end-markets in which we do not currently participate. Currently, the majority of our sales are dependent on the demand for performance-defining products.
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
During 2018, we moved our corporate headquarters from Scotts Valley, California to our offices in Braselton, Georgia. We also purchased a 23-acre site in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase of the Hall County, Georgia project is expected to be completed in early 2020 and will be used for manufacturing, warehousing, distribution and office space. Our Scotts Valley, California location will remain an essential shared services facility housing certain corporate functions.

In addition, we are also in the process of relocating our aftermarket bike products distribution, sales and service operations from Watsonville and Scotts Valley, California to Reno, Nevada to better serve our customers.
From time to time we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business, we reserve for such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs.
We intend to evaluate selective potential acquisition opportunities for performance-defining products and technologies that we believe will help us extend our performance-defining product platform. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our results of operations. In addition, we may contractually obligate ourselves to contingent consideration or acquisition related compensation payments in conjunction with such acquisitions, which could have a negative impact on our cash flow and results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual obligations and commitments" for additional information.
Basis of presentation
Sales are primarily comprised of:
Sales from:

•
Product sales: consist of sales of performance-defining products and systems to customers worldwide. Sales are measured based on the consideration specified in a contract with a customer. We recognize sales when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, we may also enter into master agreements; and

•	Shipping and handling fees: consists of shipping and handling fees billed to customers.
Net of:

•	Rebates: consists of incentives we provide to customers based on sales of eligible products; and

•
Sales returns allowances: consists of an estimate of our sales returns. This allowance is based upon estimates of the projected returns in future periods based on our experience with returns recorded in previous periods. Sales returns have not been significant to date.

We attribute our past growth in sales predominantly to continued higher demand for on and off-road suspension products, acquisitions, and the success of our current product lines including new products within those lines.
Cost of sales
The cost of sales includes the cost of purchased parts and manufactured products (raw materials consumed, the cost to procure materials, labor costs, including wages, and employee benefits, and factory overhead to produce finished good products), including:

•	the costs to inspect and repair products;

•	shipping costs associated with inbound freight. These costs are capitalized as part of inventory and included in cost of sales as the inventory is sold;

•	royalty expenses, including payments to certain parties for our use of licensed technology incorporated into our products;

•	freight expenses incurred for certain shipments to customers;

•	warranty costs associated with the repair or replacement of products under warranty; and

•	reductions in the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances.
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
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 28, 2018, December 29, 2017 and December 30, 2016.
Our fair value adjustments of contingent consideration and acquisition related compensation related primarily to adjustments to our contingent consideration liability arising from the acquisition of Sport Truck as well as accruals for earn-outs related to our acquisition of Race Face/Easton. Our contingent consideration and acquisition related compensation for the Sport Truck and Race Face/Easton acquisitions have been fully recognized and paid as of December 28, 2018.
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
 Income taxes
We are subject to income taxes in the United States and various other foreign jurisdictions in which we do business. Until the enactment of the Tax Cuts and Jobs Act (the "TCJA") in December 2017, these foreign jurisdictions had statutory tax rates that differed significantly from those in the United States. Effective in 2016, we restructured the majority of our international operations to allow for deferral of taxes on indefinitely reinvested international earnings. The TCJA has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, and revising the rules governing foreign tax credits, among other changes. We asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries in 2016 and 2017, and discontinued this assertion as a result of the enactment of the TCJA. The deemed repatriation tax and the discontinuance of our assertion regarding permanent reinvestment resulted in income tax expense of $3.7 million and $2.0 million, respectively for the year ended December 29, 2017.
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The reduction in the U.S. corporate tax rate reduced our net deferred tax liability and as a result, our income tax expense for the year ended December 29, 2017 by $2.4 million. Additionally, tax assets arise from various credits for foreign taxes, research and development and other business activities. As of December 28, 2018, our deferred tax assets include foreign tax credits of approximately $23.9 million, which begin to expire in 2025 unless utilized. We also have federal and state research credits of approximately $0.8 million and $2.6 million, respectively. The federal research credits begin to expire in 2037 unless utilized; the state research credits do not expire.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 28, 2018, we recorded a valuation allowance of $6.6 million, as we anticipate that the TCJA will partially limit our ability to utilize our foreign tax credits. A full valuation allowance was avoided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions. However, there can be no assurance that we will be able to implement such a plan. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next twelve months as we assess the progress and outcome of our restructuring activities.
Stock-based compensation gives rise to deferred tax assets to the extent of the compensation expense recognized on non-qualified stock options that have not been exercised or expired and restricted stock awards that have not vested. As of December 28, 2018, our deferred tax assets include $1.1 million associated with stock-based compensation expense. We adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in 2016, and as a result, record the difference between the deferred tax asset and the actual tax deduction for stock-based compensation as a component of our income tax expense. Prior to adoption, such differences were recorded as a component of equity. In the three years ended December 28, 2018, and in future periods, our effective tax rate will vary based on such differences.
We are subject to examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax liabilities and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax liabilities and income tax expense may become necessary. Any such adjustments could have a significant impact on our effective tax rate.
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
In 2018, we received a no change letter from the Internal Revenue Service ("IRS") related to the audit of our 2015 federal tax return. Additionally, we entered into a closing agreement with the IRS that resolved the uncertainty about the deductibility of amortization and depreciation arising from the Compass Acquisition for all open tax years. The favorable conclusion resulted in a decrease in the unrecognized tax benefits of $6.2 million, of which $5.6 million favorably impacted the effective tax rate. Including the reversal of the amounts presented as net of deferred tax assets and accrued interest and penalties, the favorable conclusion resulted in a benefit of $9.8 million to the provision for income tax for the year ended December 28, 2018. The deductibility of acquisition related amortization and depreciation for state tax purposes remains uncertain.
For the years ended December 28, 2018, December 29, 2017 and December 30, 2016, we had effective tax rates of 6.1%, 32.8% and 17.2%, respectively. We have concluded certain elements of our international restructuring in response to the TCJA, and expect that certain other changes will be carried out over a number of years. We anticipate that in the near to medium term our effective annual tax rates should be approximately 16% to 19%, subject to the inherent variability resulting from continued interpretation of the TCJA, our ability to restructure our operations to allow for realization of tax credits, changes in the relative proportion of our profits earned in the jurisdictions in which we do business, tax reform in those jurisdictions, and changes in our stock price that impact stock-based compensation tax deductions.

Results of operations
The table below summarizes our results of operations for the years ended December 28, 2018, December 29, 2017, and December 30, 2016

	For the years ended
	December 28,	December 29,	December 30,
(in thousands)	2018	2017	2016
Sales	$619,225	$475,633	$403,077
Cost of sales	413,729	321,143	276,689
Gross profit	205,496	154,490	126,388
Operating expenses:
Sales and marketing	37,296	27,905	25,796
Research and development	25,847	20,178	18,459
General and administrative	41,756	34,933	27,693
Amortization of purchased intangibles	6,065	2,986	2,988
Fair value adjustment of contingent consideration and acquisition-related compensation	—	1,447	5,911
Total operating expenses	110,964	87,449	80,847
Income from operations	94,532	67,041	45,541
Other expense, net:
Interest expense	3,059	2,396	2,088
Other expense	583	360	363
Total other expense, net	3,642	2,756	2,451
Income before income taxes	90,890	64,285	43,090
Provision for income taxes	5,523	21,102	7,415
Net income	85,367	43,183	35,675
Less: net income attributable to non-controlling interest	1,327	55	—
Net income attributable to FOX stockholders	$84,040	$43,128	$35,675

The following table sets forth statement of income data as a percentage of sales for the years indicated.

	For the years ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of sales	66.8	67.5	68.6
Gross profit	33.2	32.5	31.4
Operating expenses:
Sales and marketing	6.0	5.9	6.4
Research and development	4.2	4.2	4.6
General and administrative	6.7	7.3	6.9
Amortization of purchased intangibles	1.0	0.6	0.7
Fair value adjustment of contingent consideration and acquisition-related compensation	—	0.3	1.5
Total operating expenses	17.9	18.3	20.1
Income from operations	15.3	14.2	11.3
Other expense, net:
Interest expense	0.5	0.5	0.5
Other expense	0.1	0.1	0.1
Other expense, net	0.6	0.6	0.6
Income before income taxes	14.7	13.6	10.7
Provision for income taxes	0.9	4.4	1.8
Net income	13.8	9.2	8.9
Less: net income attributable to non-controlling interest	0.2	0.1	—
Net income attributable to FOX stockholders	13.6%	9.1%	8.9%

Year ended December 28, 2018 compared to year ended December 29, 2017
Sales

(in millions)	2018	2017	Change ($)	Change (%)
Sales	$619.2	$475.6	$143.6	30.2%
Sales for the year ended December 28, 2018 increased approximately $143.6 million, or 30.2%, compared to the year ended December 29, 2017. The sales increase reflects 46.5% growth in Powered Vehicle products as well as a 14.9% increase in Specialty Sports products for the year ended December 28, 2018 compared to the prior year. The increase in sales of Powered Vehicle products was primarily due to continued higher demand for on and off-road suspension products, including increased OEM sales, as well as the inclusion of Tuscany's results. The increase in Specialty Sports product sales is primarily due to the success of our current bike product lines including new products within those lines.
Cost of sales

(in millions)	2018	2017	Change ($)	Change (%)
Cost of sales	$413.7	$321.1	$92.6	28.8%
Cost of sales for the year ended December 28, 2018 increased approximately $92.6 million, or 28.8%, compared to the year ended December 29, 2017. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin which are discussed below.
For the year ended December 28, 2018, our gross margin was 33.2% compared to 32.5% for the year ended December 29, 2017. The increase in our gross profit margin was primarily attributable to increase operating leverage on higher volume and improved manufacturing efficiencies.
Operating expenses

(in millions)	2018	2017	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$37.3	$27.9	$9.4	33.7%
Research and development	25.8	20.2	5.6	27.7%
General and administrative	41.8	34.9	6.9	19.8%
Amortization of purchased intangibles	6.1	3.0	3.1	103.3%
Fair value adjustment of contingent consideration and acquisition related compensation	—	1.4	(1.4)	(100.0)%
Total operating expenses	$111.0	$87.4	$23.6	27.0%
Total operating expenses for the year ended December 28, 2018 increased approximately $23.6 million, or 27.0%, over 2017. When expressed as a percentage of sales, operating expenses decreased to 17.9% of sales for the year ended December 28, 2018 compared to 18.3% of sales in 2017.
Within operating expenses, our sales and marketing expense increased by approximately $9.4 million primarily due to costs incurred at our recently acquired Tuscany subsidiary of $6.9 million, as well as increased headcount and promotional expenses in our existing business lines to expand our marketing team and continue to grow our brand. Research and development increased approximately $5.6 million primarily due headcount investments of $3.3 million, prototyping and equipment costs of $0.9 million, higher patent costs of $0.6 million, costs incurred at Tuscany of $0.2 million, and various other items. General and administrative expenses increased approximately $6.9 million due to higher legal costs related to ongoing litigation of $2.1 million, expenses of $1.7 million incurred at Tuscany, higher facility-related costs of $0.6 million, higher professional fees of $1.3 million related to our ERP project, general legal and compliance costs, consulting resources, and various other items, partially offset by lower acquisition-related expenses.
Amortization of purchased intangible assets for the year ended December 28, 2018 increased by $3.1 million as compared to the year ended December 29, 2017. This increase is due to the amortization of Tuscany's customer relationship assets.

We incurred $1.4 million in acquisition related compensation in connection with management earn-out arrangements during the year ended December 29, 2017. Earn-out arrangements were completed during the fiscal year 2017.

Income from operations

(in millions)	2018	2017	Change ($)	Change (%)
Income from operations	$94.5	$67.0	$27.5	41.0%
As a result of the factors discussed above, income from operations for the year ended December 28, 2018 increased approximately $27.5 million, or 41.0%, compared to income from operations in the same period in 2017.
Other expense, net

(in millions)	2018	2017	Change ($)	Change (%)
Other expense, net:
Interest expense	$3.1	$2.4	$0.7	29.2%
Other expense, net	0.5	0.4	0.1	25.0%
Other expense, net	$3.6	$2.8	$0.8	28.6%
Other expense, net for the year ended December 28, 2018 increased by approximately $0.8 million to $3.6 million compared to $2.8 million for the year ended December 29, 2017. The increase in other expense, net is primarily due to a $0.7 million increase in interest expense in the year ended December 28, 2018 due to additional borrowings and higher interest rates as compared to the year ended December 29, 2017.
Income taxes

(in millions)	2018	2017	Change ($)	Change (%)
Provision for income taxes	$5.5	$21.1	$(15.6)	(73.9)%
Income tax expense for the year ended December 28, 2018 decreased by approximately $15.6 million to $5.5 million compared to income tax expense of $21.1 million in the same period in 2017. The decrease in expense resulted primarily from the decrease in U.S. corporate tax rate, the recognition of $9.8 million in uncertain tax positions incurred as a result of Compass Group Diversified Holdings LLC's acquisition of us in 2008 (the "Compass Acquisition"), and the non-recurrence of transition items related to the TCJA, which resulted in a net expense of $9.3 million in 2017, partially offset by additional taxes associated with a 41.4% increase in pre-tax income and loss of deductibility of certain components of performance-based executive compensation. Additionally, our 2018 income tax expense increased by $3.4 million as a result of a reduction in the excess benefit of stock-based compensation.
The effective tax rates were 6.1% and 32.8% for the years ended December 28, 2018 and December 29, 2017, respectively.
For the year ended December 28, 2018, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from the favorable result of the uncertain tax position related to the Compass Acquisition, the benefit of excess deductions on stock-based compensation, the benefit of a lower tax rate on U.S. foreign derived earnings, partially offset by non-deductible executive compensation and state taxes.
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
Net income

(in millions)	2018	2017	Change ($)	Change (%)
Net income	$85.4	$43.2	$42.2	97.7%
As a result of the factors described above, our net income increased $42.2 million, or 97.7%, to $85.4 million in the year ended December 28, 2018 from $43.2 million for the same period in 2017.

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
Other expense, net

(in millions)	2017	2016	Change ($)	Change (%)
Other expense, net:
Interest expense	$2.4	$2.1	$0.3	14.3%
Other expense (income), net	0.4	0.4	—	—%
Other expense, net	$2.8	$2.5	$0.3	12.0%
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
Income tax expense

(in millions)	2017	2016	Change ($)	Change (%)
Provision for income taxes	$21.1	$7.4	$13.7	185.1%
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
As of December 28, 2018, we held $23.6 million of our $28.0 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may pay as dividends, subject to withholding taxes in some jurisdictions. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against US dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended
	December 28,	December 29,	December 30,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$65,392	$48,172	$38,845
Net cash used in investing activities	(30,203)	(70,456)	(12,222)
Net cash (used in) provided by financing activities	(43,431)	22,007	1,830
Effect of exchange rate changes on cash	253	944	(117)
(Decrease) increase in cash and cash equivalents	$(7,989)	$667	$28,336
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
In the year ended December 28, 2018, cash provided by operating activities was $65.4 million and consisted of net income of $85.4 million plus non-cash items and other adjustments totaling $2.8 million less changes in operating assets and liabilities totaling $22.7 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $14.7 million, and stock-based compensation of $7.3 million, offset by a $19.3 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $23.0 million, and accounts receivable of $19.0 million, partially offset by increases in accounts payable of $15.2 million, and accrued expenses of $4.2 million. The increases in inventory, accounts receivable, accounts payable and accrued expenses reflect the growth of our business, changes in customer mix and timing, and the expansion of our manufacturing facilities.

In the year ended December 29, 2017, cash provided by operating activities was $48.2 million and consisted of net income of $43.2 million plus non-cash items totaling $17.9 million less changes in operating assets and liabilities and other adjustments totaling $13.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $10.3 million, and stock-based compensation of $8.7 million, offset by a $1.2 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $8.3 million and prepaids and other assets of $6.4 million, and a decrease in accrued expenses of $10.5 million, partially offset by a decrease in accounts receivable of $3.6 million, and increases in accounts payable of $2.2 million and income taxes net payable of $6.4 million. The increases in inventory and accounts payable reflects the growth of our business, and the expansion of our manufacturing facilities. The decrease in accounts receivable reflects changes in customer mix and timing. The decrease in accrued expenses is primarily due to payments of our acquisition related compensation and timing of payments for certain other non-vendor liabilities. The increase in prepaid and other assets is a result of advanced payments to vendors and the timing of insurance and benefits payments. The change in net current income tax accounts is primarily due to timing of estimated tax payments and refunds.
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
In the year ended December 28, 2018, cash used in investing activities was $30.2 million which consisted entirely of property and equipment additions.
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
In the year ended December 28, 2018, net cash used in financing activities was $43.4 million, which consisted primarily of $39.3 million in net payments on our credit facility and $4.1 million in payments to repurchase shares to cover tax withholding related to the vesting of restricted stock awards, net of proceeds from the exercise of stock options.
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

Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with Sun Trust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated Credit Facility provided a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the term loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the term loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016 respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. Further technical amendments were made on August 11, 2016, June 12, 2017, November 30, 2017 and November 14, 2018 (as most recently amended and restated and as further amended, the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provided a maturing secured term loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021.
In the year ended December 28, 2018, we made principal payments of $3.8 million on the term loan and $60.6 million on the revolving line of credit. The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of December 28, 2018.
Contractual obligations and commitments
As of December 28, 2018, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$59,687	$7,031	$52,656	$—	$—
Operating lease obligations	19,233	5,781	8,591	2,784	2,077
Purchase obligations and other	3,016	3,016	—	—	—
Total	$81,936	$15,828	$61,247	$2,784	$2,077
As of December 28, 2018, we had a liability of approximately $1.2 million associated with uncertain tax positions, which is classified as a current liability in our consolidated balance sheet because it is reasonably possible that certain federal, foreign, and state tax matters could be concluded in the next twelve months. However, our liability for uncertain tax positions has been excluded from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. See Note 12 - Income Taxes of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. Generally, our quarterly sales have been the lowest in the first quarter and highest in the third quarter of the year. For example, our sales in our first and third quarters of 2018 represented 21% and 28% of our total sales for the year, respectively.
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
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. Effective December 30, 2017, we adopted ASC 606, Revenue from Contracts with Customers. Refer to Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional details of this new accounting pronouncement.
Allowance for doubtful accounts
We record a provision for doubtful accounts deemed not collectible based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors, the aging of the accounts receivable, historical write-offs, and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, we estimate if the recoverability of the amounts due could be reduced by a material amount.
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

For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2018 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Indefinite-lived intangible assets
Trademarks and tradenames are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually.
Finite-lived intangible assets
We assess the impairment of identifiable finite-lived intangible assets whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. Recoverability of certain finite-lived intangible assets, particularly customer relationships and core technology, is measured by comparing the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If the asset is considered to be impaired, the amount of such impairment would be measured by the difference between the carrying amount of the asset and its fair value. Recoverability and impairment of other finite-lived intangible assets, particularly developed technology and patents, would be measured by the comparison of the carrying amount of the asset to the sum of undiscounted estimated future product revenues offset by estimated future costs to dispose of the product to which the asset relates. No impairment charges have been incurred to date.
Warranty
Unless otherwise required by law, the Company generally offers limited warranties on its products for one to four years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results.
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

Our provision for income tax expense also considers our assertions regarding the indefinite reinvestment of earnings of our foreign subsidiaries. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through royalty remittances and intercompany loans; (iii) the tax consequences of any decision to reinvest the earnings of foreign subsidiaries, including any changes in U.S. tax law relating to the treatment of these unremitted earnings; and (iv) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. As a result of the enactment of the TCJA in December 2017, our unremitted earnings became subject to a transition tax, which we paid with existing foreign tax credits. We therefore no longer consider our unremitted earnings to be permanently reinvested.
Additionally, our judgments, assumptions, and estimates relative to the provision for income taxes take into account enacted tax laws, our interpretation of enacted tax laws, and possible outcomes of current and future audits conducted by tax authorities. Changes in tax laws, such as those brought about by the TCJA, or our interpretation of tax laws, and the resolution of future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of income.
As permitted by SAB 118, we made reasonable estimates of the effects the TCJA where uncertainty existed, recognizing provisional amounts in our provision for income taxes for the year ended December 29, 2017 for all items for which we were able to determine a reasonable estimate. In cases where a reasonable estimate was not possible, including the remeasurement of deferred tax assets and liabilities and the one-time transition tax, we continued to apply its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment. The impact of the TCJA differed from the 2017 estimates during the one-year measurement period permitted by SAB 118 due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we made, and guidance that has been issued. We completed our accounting for the enactment-date income tax effects of the TCJA in 2018, recording net adjustments of $264, or 0.3% of pretax income. Our estimates may continue to be affected as interpretations of the law through regulations and as common practices emerge.
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
As of December 28, 2018 and December 29, 2017, we had $2.0 million and $8.2 million of unrecognized tax benefits, respectively. In 2018, we received a no change letter from the IRS related to the audit of our 2015 federal tax return. Additionally, we entered into a closing agreement with the IRS that resolved the uncertainty about the deductibility of amortization and depreciation arising from the Compass Acquisition for all open tax years. The favorable conclusion resulted in a decrease in the unrecognized tax benefits of $6.2 million, of which $5.6 million favorably impacted the effective tax rate. Including the reversal of the amounts presented as net of deferred tax assets and accrued interest and penalties, the favorable conclusion resulted in a benefit of $9.8 million to the provision for income tax for the year ended December 28, 2018. The deductibility of acquisition related amortization and depreciation for state tax purposes remains uncertain.
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
Fair value measurement and financial instruments
ASC 820, Fair Value Measurements and Disclosures, requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
As of December 28, 2018, we used Level 2 inputs to determine the fair value of our Second Amended and Restated Credit Facility because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
As of December 28, 2018, we used Level 3 inputs to determine the fair value of our potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement (see Note 15 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). If these put provisions were exercised, we would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price. The Level 3 methodology we expect to use to estimate the fair value of the non-controlling interests subject to these put provisions will be based on an average multiple of earnings, taking into consideration historical earnings and other factors.
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
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018 using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. Additionally, the Company used the practical expedient to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. The Company recorded a cumulative effect adjustment of $0.4 million gross and $0.3 million net of taxes to the opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than 12 months on the balance sheet. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company will adopt the new standard on December 29, 2018 with a cumulative-effect adjustment to the opening balance of retained earnings at that date with no restatement of comparative periods’ financial information ("current-period adjustment method"), as recently allowed by the FASB. Additionally, the Company will adopt practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases, and has not adopted the hindsight practical expedient. The Company is substantially complete with the process of identifying the appropriate changes to its accounting policies, business processes, and related internal controls to support the recognition and disclosure of this requirement. The Company estimates that the impact of recording the right-of-use operating lease assets and operating lease liabilities on the consolidated balance sheet will be $14.0 million. The Company does not expect that the adoption of ASU 2016-02 will have a material impact on its results of operations or cash flows.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides more guidance to an entity when they are assessing if transactions should be accounted for as acquisitions of assets or businesses. The clarification of the definition of a business impacts various areas of accounting such as acquisitions, disposals, goodwill, and consolidations. This standard was effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company adopted ASU 2017-01 effective in the first quarter of fiscal year 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We generally do not hedge our interest rate exposure. We had $59.4 million of debt, bearing interest at a variable rate, outstanding under our Second Amended and Restated Credit Facility as of December 28, 2018. A hypothetical 100 basis point increase or decrease in the interest rate on our variable debt would have resulted in an approximately $0.6 million change to our interest expense for the year ended December 28, 2018.
Exchange rate sensitivity
As of December 28, 2018, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. As a growing percentage of our activities are expected to be denominated in foreign currencies, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.

Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents and trade receivables. As of December 28, 2018, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2018. Based on the evaluation of our disclosure controls and procedures as of December 28, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class II Directors" and "Corporate Governance."
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate.	S-1	333-189841	July 8, 2013
4.3	Form of Indenture dated March 31, 2015	S-3	333-203146	March 31, 2015
10.1†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline.	S-1	333-189841	July 25, 2013
10.2†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman.	S-1	333-189841	July 25, 2013
10.3†	Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K/A	001-36040	June 17, 2014
10.4†	Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger.	10-Q	001-36040	May 4, 2016
10.5†	Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger.	10-Q	001-36040	May 4, 2016
10.6†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry Enterline.	10-Q	001-36040	August 3, 2016
10.7†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman.	10-Q	001-36040	August 3, 2016
10.8†	Amendment, dated May 2, 2016, to the Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	10-Q	001-36040	August 3, 2016
10.9†	Amendment, dated May 2, 2016, to the Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger.	10-Q	001-36040	August 3, 2016
10.10†	Amendment, dated October 19, 2016, to the Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman.	8-K	001-36040	October 25, 2016
10.11†	Amendment and Restated, dated May 1, 2018, to the Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger.	10-Q	001-36040	May 5, 2018
10.12†	Amendment, dated June 26, 2018, to the Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger.	8-K	001-36040	June 26, 2018
10.13†	Amendment, dated January 1, 2019, to the Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger.	8-K	001-36040	January 1, 2019

10.14†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Chris Tutton.				X
10.15†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Mike C. Dennison.				X
10.16†
Information Sharing and Cooperation Agreement, dated August 13, 2013, by and between Compass Diversified Holdings, on its behalf and on behalf of its wholly-owned subsidiary, Compass Group Diversified Holdings LLC, and Fox Factory Holding Corp., on its behalf and on behalf of its wholly-owned subsidiary, Fox Factory, Inc.

		10-Q	001-36040	November 6, 2013
10.17†	Non-Employee Director Compensation Policy.	S-1	333-189841	July 25, 2013
10.18†	Form of Indemnification Agreement between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors.	10-Q	001-36040	October 31, 2018
10.19†	Form of Indemnification Agreement between Fox Factory Holding Corp. and Elias Sabo and certain advisors.	S-1	333-189841	July 8, 2013
10.20†	2008 Stock Option Plan, as amended.	S-1	333-189841	July 8, 2013
10.21†	2008 Non-Statutory Stock Option Plan, as amended.	S-1	333-189841	August 2, 2013
10.22†	2013 Omnibus Plan.	S-1	333-189841	July 29, 2013
10.23†	2013 Omnibus Plan as amended by the First Amendment, approved by stockholders on May 4, 2017.	8-K	001-36040	May 8, 2017
10.24†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan.	S-1	333-189841	July 25, 2013
10.24.1†	Amendment to Restricted Stock Unit Award Agreement, by and between Fox Factory Holding Corp. and Joseph Hagin, dated January 11, 2017.	10-Q	001-36040	May 3, 2017
10.24.2†	Amendment to Restricted Stock Unit Award Agreement, by and between Fox Factory Holding Corp. and Carl Nichols, dated January 4, 2018.	10-K	001-36040	February 27, 2018
10.25	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC.	S-1	333-189841	July 8, 2013
10.26
Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant-Gross, dated March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda.
		S-1	333-189841	July 8, 2013
10.27
Air Commercial Real Estate Association Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 19, 2012, by and between Fox Factory, Inc. and North Johnson Vernon Property, LLC, and related addendum.
		S-1	333-189841	July 8, 2013
10.28	Asset Purchase Agreement, by and between ST USA Holding Corp. and Sport Truck USA, Inc., dated March 5, 2014.	8-K	001-36040	March 6, 2014
10.29
Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc. dated December 5, 2014.
		8-K	001-36040	December 8, 2014

10.29.1
Side Letter Agreement to the Asset Purchase Agreement, by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc., dated December 12, 2014.
		8-K	001-36040	December 15, 2014
10.29.2
Second Amendment to Asset Purchase Agreement by and between Fox Factory, Inc., RFE Holding (US) Corp., RFE Holding (Canada) Corp., Fox Factory IP Holding Corp., 1021039 B.C. Ltd. and Easton Cycling (USA), Inc., dated November 13, 2015.
		10-Q	001-36040	November 16, 2015
10.31	Asset Purchase and Contribution Agreement by and among FF US Acquisition Corp., FF US Holding Corp., Flagship, Inc. d/b/a Tuscany, and Michael Graber and Jeff Burttschell dated November 30, 2017.	8-K	001-36040	December 4, 2017
10.32	Stock Repurchase Agreement, by and between Fox Factory Holding Corp. and Compass Group Diversified Holdings, LLC, dated March 9, 2016.	8-K	001-36040	March 15, 2016
10.33	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 11, 2016.	8-K	001-36040	May 16, 2016
10.33.1	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated August 11, 2016.	10-Q	001-36040	November 2, 2016
10.33.2	Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated June 12, 2017.	10-Q	001-36040	August 3, 2017
10.33.3	Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2017.	8-K	001-36040	December 4, 2017
10.33.4	Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated November 14, 2018.				X
21.1	List of Subsidiaries.				X
22.1	Consent of Independent Registered Public Accounting Firm.				X
23.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).				X
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
February 26, 2019		Zvi Glasman, Chief Financial Officer and Treasurer
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

Signature	Title	Date

/s/ Larry L. Enterline	Chief Executive Officer and Director	February 26, 2019
Larry L. Enterline	(Principal Executive Officer)

/s/ Zvi Glasman	Chief Financial Officer and Treasurer	February 26, 2019
Zvi Glasman	(Principal Financial and Accounting Officer)

/s/ Dudley Mendenhall	Chairman	February 26, 2019
Dudley Mendenhall

/s/ Michael Dennison	Director and President, Powered Vehicles Group	February 26, 2019
Michael Dennison

/s/ Tom Duncan	Director	February 26, 2019
Tom Duncan

/s/ Elizabeth A. Fetter	Director	February 26, 2019
Elizabeth A. Fetter

/s/ Ted Waitman	Director	February 26, 2019
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
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of December 28, 2018.

Grant Thornton LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 26, 2019

/s/ Larry L. Enterline
Larry L. Enterline

/s/ Zvi Glasman
Zvi Glasman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.
Braselton, Georgia

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2018 and December 29, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 28, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

San Jose, California
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.
Braselton, Georgia

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP

San Jose, California
February 26, 2019

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	December 28,	December 29,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$27,958	$35,947
Accounts receivable (net of allowances of $600 and $676 at December 28, 2018 and December 29, 2017, respectively)	78,882	61,060
Inventory	107,140	84,841
Prepaids and other current assets	17,967	18,055
Total current assets	231,947	199,903
Property, plant and equipment, net	64,788	43,636
Deferred tax assets	15,328	2,669
Goodwill	88,850	88,438
Intangibles, net	83,974	90,044
Other assets	367	551
Total assets	$485,254	$425,241
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,086	$40,813
Accrued expenses	33,607	29,563
Reserve for uncertain tax positions	1,169	7,787
Current portion of long-term debt	6,923	5,038
Total current liabilities	96,785	83,201
Line of credit	—	35,585
Long-term debt, less current portion	52,503	58,020
Deferred rent	479	645
Total liabilities	149,767	177,451
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Redeemable non-controlling interest	14,282	12,955
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of December 28, 2018 and December 29, 2017	—	—
Common stock, $0.001 par value — 90,000 authorized; 38,881 shares issued and 37,991 outstanding as of December 28, 2018; 38,497 shares issued and 37,607 outstanding as of December 29, 2017	38	38
Additional paid-in capital	116,019	112,793
Treasury stock, at cost; 890 common shares as of December 28, 2018 and December 29, 2017	(13,754)	(13,754)
Accumulated other comprehensive loss	(784)	(168)
Retained earnings	219,686	135,926
Total stockholders’ equity	321,205	234,835
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$485,254	$425,241

The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the years ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Sales	$619,225	$475,633	$403,077
Cost of sales	413,729	321,143	276,689
Gross profit	205,496	154,490	126,388
Operating expenses:
Sales and marketing	37,296	27,905	25,796
Research and development	25,847	20,178	18,459
General and administrative	41,756	34,933	27,693
Amortization of purchased intangibles	6,065	2,986	2,988
Fair value adjustment of contingent consideration and acquisition-related compensation	—	1,447	5,911
Total operating expenses	110,964	87,449	80,847
Income from operations	94,532	67,041	45,541
Other expense, net:
Interest expense	3,059	2,396	2,088
Other expense	583	360	363
Other expense, net	3,642	2,756	2,451
Income before income taxes	90,890	64,285	43,090
Provision for income taxes	5,523	21,102	7,415
Net income	85,367	43,183	35,675
Less: net income attributable to non-controlling interest	1,327	55	—
Net income attributable to Fox stockholders	$84,040	$43,128	$35,675
Earnings per share:
Basic	$2.22	$1.15	$0.97
Diluted	$2.16	$1.11	$0.94
Weighted average shares used to compute earnings per share:
Basic	37,805	37,373	36,799
Diluted	38,956	38,738	37,801
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Net income	$85,367	$43,183	$35,675
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax effects	(616)	2,025	(240)
Other comprehensive (loss) income	(616)	2,025	(240)
Comprehensive income	84,751	45,208	35,435
Less: comprehensive income attributable to non-controlling interest	1,327	55	—
Comprehensive income attributable to Fox stockholders	$83,424	$45,153	$35,435
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance- December 31, 2015	37,415	$37	390	$(5,807)	$102,860	$(1,953)	$57,123	$152,260	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	366	—	—	—	(1,034)	—	—	(1,034)	—
Repurchases of common stock	—	—	500	(7,947)	—	—	—	(7,947)	—
Stock-based compensation expense	—	—	—	—	6,223	—	—	6,223	—
Foreign currency translation adjustment	—	—	—	—	—	(240)	—	(240)	—
Net Income	—	—	—	—	—	—	35,675	35,675	—
Balance- December 30, 2016	37,781	$37	890	$(13,754)	$108,049	$(2,193)	$92,798	$184,937	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	716	1	—	—	(3,983)	—	—	(3,982)	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	12,900
Stock-based compensation expense	—	—	—	—	8,727	—	—	8,727	—
Foreign currency translation adjustment	—	—	—	—	—	2,025	—	2,025	—
Net Income	—	—	—	—	—	—	43,128	43,128	55
Balance- December 29, 2017	38,497	$38	890	$(13,754)	$112,793	$(168)	$135,926	$234,835	$12,955
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	384	—	—	—	(4,096)	—	—	(4,096)	—
Stock-based compensation expense	—	—	—	—	7,322	—	—	7,322	—
Foreign currency translation adjustment	—	—	—	—	—	(616)	—	(616)	—
Adoption of new accounting standard, net of taxes							(280)	(280)
Net Income	—	—	—	—	—	—	84,040	84,040	1,327
Balance- December 28, 2018	38,881	$38	890	$(13,754)	$116,019	$(784)	$219,686	$321,205	$14,282
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended
	December 28,	December 29,	December 30,
	2018	2017	2016

OPERATING ACTIVITIES:
Net income	$85,367	$43,183	$35,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,729	10,280	9,025
Cost of goods on acquired inventory step up	—	248	212
Stock-based compensation	7,322	8,727	6,223
Deferred taxes and uncertain tax positions	(19,286)	(1,160)	(3,016)
Change in fair value of contingent consideration	—	(150)	(229)
Changes in operating assets and liabilities:
Accounts receivable	(19,034)	3,554	(17,862)
Inventory	(22,998)	(8,322)	(2,991)
Income taxes payable	281	6,421	1,467
Prepaids and other assets	(377)	(6,378)	(2,089)
Accounts payable	15,193	2,243	9,610
Accrued expenses	4,195	(10,474)	2,820
Net cash provided by operating activities	65,392	48,172	38,845
INVESTING ACTIVITIES:
Acquisition of businesses	—	(53,592)	(198)
Purchases of property and equipment	(30,203)	(16,864)	(12,024)
Net cash used in investing activities	(30,203)	(70,456)	(12,222)
FINANCING ACTIVITIES:
Proceeds from line of credit	25,000	42,120	29,500
Payments on line of credit	(60,585)	(7,000)	(12,500)
Payment of contingent consideration liability	—	(5,382)	(6,889)
Proceeds from issuance of debt, net of origination fees	—	—	9,222
Repayment of debt	(3,750)	(3,750)	(8,522)
Cash from stock compensation program, net	(4,096)	(3,981)	(1,034)
Repurchase of common stock	—	—	(7,947)
Net cash (used in) provided by financing activities	(43,431)	22,007	1,830

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	253	944	(117)
CHANGE IN CASH AND CASH EQUIVALENTS	(7,989)	667	28,336
CASH AND CASH EQUIVALENTS—Beginning of year	35,947	35,280	6,944
CASH AND CASH EQUIVALENTS—End of year	$27,958	$35,947	$35,280
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$24,610	$15,951	$8,880
Cash paid for interest, net of capitalized interest	$2,756	$2,012	$1,786
Non-cash investing and financing activities:
Refinancing of line of credit to term debt	$—	$—	$18,500
Non-controlling interests in acquired business	$—	$12,900	$—
Debt assumed in acquisition of Tuscany	$—	$465	$—
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
December 28, 2018
(in thousands, except per share amounts)

1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs and manufactures performance-defining products primarily for bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. The Company is a direct supplier to leading power vehicle original equipment manufacturers ("OEMs") and provides aftermarket products to retailers, dealerships, and distributors. Additionally, the Company supplies top bicycle OEMs and their current contract manufacturers, and provides aftermarket products to retailers and distributors.
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
Change in Fiscal Year - In fiscal year 2016, the Company changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the Friday nearest to December 31, effective beginning with the first quarter of 2016. Therefore, the financial results of certain future fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. The adoption of a 52-53 week year was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10; hence, no transition reports are required. For 2018, 2017 and 2016, the Company's fiscal year ended on December 28, 2018, December 29, 2017 and December 30, 2016, respectively.
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
Foreign currency transaction losses of $420, $181, and $340 for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively, are included as a component of other income or expense.
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
December 28, 2018
(in thousands, except per share amounts)

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of December 28, 2018 the Company held $4,356 in cash at U.S. subsidiaries and $23,602 at subsidiaries outside the U.S.. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	December 28,	December 29,
	2018	2017
Customer A	13%	8%
Customer B	12%	14%
Customer C	12%	15%
During the years ended December 28, 2018, December 29, 2017 and December 30, 2016, Customer C from the table above represented 8%, 10%, and 14% of sales, respectively. No other customers were individually significant in any of these periods.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 30%, 35%, and 34% of its product components for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively, from ten vendors. As of December 28, 2018 and December 29, 2017, amounts due to these vendors represented 23% of accounts payable, respectively.
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
The following table presents the activity in the allowance for doubtful accounts:

	For the years ended
Allowance for doubtful accounts:	2018	2017	2016
Balance, beginning of year	$676	$397	$407
Add: bad debt expense	189	327	53
Less: write-offs, net of recoveries	(265)	(48)	(63)
Balance, end of year	$600	$676	$397
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
December 28, 2018
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
Internal Use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. The Company capitalized $6,597 in internal use computer software costs during the year ended December 28, 2018. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets -The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 28, 2018, December 29, 2017 and December 30, 2016.
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
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2018 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 28, 2018, December 29, 2017 and December 30, 2016.
Self-Insurance - Since January 2015, the Company has been partially self-insured for its U.S. employee health and welfare benefits.  The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of December 28, 2018 and December 29, 2017 are $801 and $934 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
Revenue Recognition - Revenues are generated from the sale of performance-defining products and systems to customers worldwide. The Company’s performance-defining products and systems are solutions that improve performance of powered vehicles and bikes. Powered vehicles include Side-by-Sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements.
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At December 28, 2018, the balance of deferred revenue related to pricing provisions was $188. These amounts are expected to be recognized over the next 12 months. Revenues exclude sales tax.
Cost of Sales - Cost of sales primarily consists of materials and labor expense in the manufacturing of the Company’s products sold to customers. Cost of sales also includes provisions for excess and obsolete inventory, warranty costs, certain allocated costs for facilities, depreciation and other manufacturing overhead. Additionally, it includes stock-based compensation for personnel directly involved with manufacturing the Company’s product offerings.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

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
The Company has elected to account for global intangible low-taxed income ("GILTI") in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended December 28, 2018 was partially offset by foreign tax credits associated with the income and resulted in a net tax of $357.
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
Advertising - Advertising costs are expensed as incurred and recognized as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $902, $1,070, and $1,242 for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively.
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
Fair Value Measurements and Financial Instruments - The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Codification 820, Fair Value Measurements and Disclosures, that requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

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
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018 using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. Additionally, the Company used the practical expedient to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. The Company recorded a cumulative effect adjustment of $368 gross and $279 net of taxes to the opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing guidance for lease accounting. This ASU will require lessees to recognize leases with durations greater than 12 months on the balance sheet. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company will adopt the new standard on December 29, 2018 with a cumulative-effect adjustment to the opening balance of retained earnings at that date with no restatement of comparative periods’ financial information ("current-period adjustment method"), as recently allowed by the FASB. Additionally, the Company will adopt practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases, and has not adopted the hindsight practical expedient. The Company is substantially complete with the process of identifying the appropriate changes to its accounting policies, business processes, and related internal controls to support the recognition and disclosure of this requirement. The Company estimates that the impact of recording the right-of-use operating lease assets and operating lease liabilities on the consolidated balance sheet will be $14,000. The Company does not expect that the adoption of ASU 2016-02 will have a material impact on its results of operations or cash flows.
In June 2016, the FASB issue ASU 2016-13, Financial Instruments: Credit Losses, which adds an impairment model that is based on expected losses rather than incurred losses. Under this standard an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim reporting periods within those years and early adoption permitted. The Company is currently assessing the impact of this guidance.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides more guidance to an entity when they are assessing if transactions should be accounted for as acquisitions of assets or businesses. The clarification of the definition of a business impacts various areas of accounting such as acquisitions, disposals, goodwill, and consolidations. This standard was effective for fiscal years, and interim periods within those years, beginning the first quarter of fiscal year 2018. The Company adopted ASU 2017-01 effective in the first quarter of fiscal year 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's consolidated financial statements.
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
Reclassifications - Certain balances have been reclassified in the December 29, 2017 consolidated balance sheet and the consolidated statement of cash flows on a basis consistent with the financial statements as of and for the period ended December 28, 2018.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

2. Revenues
The following table summarizes total sales by product category:

	For the years ended
	2018	2017	2016
Power Vehicle Group	$337,284	$230,255	$176,391
Specialty Sports Group	281,941	245,378	226,686
Total sales	$619,225	$475,633	$403,077
The following table summarizes total sales by sales channel:

	For the years ended
	2018	2017	2016
OEM	$368,580	$288,733	$243,816
Aftermarket	250,645	186,900	159,261
Total sales	$619,225	$475,633	$403,077
The following table summarizes total sales generated by geographic location of the customer:

	For the years ended
	2018	2017	2016
North America	$388,702	$280,860	$221,312
Asia	119,142	101,079	100,999
Europe	101,217	86,405	76,999
Rest of the World	10,164	7,289	3,767
Total sales	$619,225	$475,633	$403,077
Prior to December 29, 2017, the Company reported sales to U.S. customers on a standalone basis, while sales to customers in the rest of North America were included under the "Rest of the World" caption. The Company has determined that the markets in North America share common economic characteristics and as such has combined sales to all North American countries and reclassified our previously reported sales for the twelve month period ended December 30, 2016 for comparability.

3. Inventory
Inventory consisted of the following:

	December 28,	December 29,
	2018	2017
Raw materials	$75,652	$51,371
Work-in-process	5,880	1,233
Finished goods	25,608	32,237
Total inventory	$107,140	$84,841

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

4. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 28,	December 29,
	2018	2017
Machinery and manufacturing equipment	$41,332	$33,664
Information systems, office equipment and furniture	7,262	7,715
Internal use computer software	14,416	7,819
Transportation equipment	3,932	3,325
Building and land	18,978	8,811
Leasehold improvements	10,386	9,919
Total	96,306	71,253
Less: accumulated depreciation and amortization	(31,518)	(27,617)
Property, plant and equipment, net	$64,788	$43,636
Depreciation expense was $8,143, $6,923, and $5,766 for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively, including $869, $565, and $254 of internal use software amortization for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. The Company capitalized $6,597 in internal use computer software costs during the year ended December 28, 2018.
The Company’s long-lived assets by geographic location are as follows:

	December 28,	December 29,
	2018	2017
United States	$59,056	$38,450
International	5,732	5,186
Total long-lived assets	$64,788	$43,636

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

5. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 28, 2018
Customer relationships	$67,624	$(24,134)	$43,490	11
Core technology	33,400	(33,031)	369	8
Patents	1,389	(1,344)	45	4
Total	$102,413	$(58,509)	43,904
Trademarks and brands, not subject to amortization			40,070
Total			$83,974
December 29, 2017
Customer relationships	$67,643	$(18,324)	$49,319	11
Core technology	33,400	(32,874)	526	8
Patents	1,389	(1,260)	129	4
Total	$102,432	$(52,458)	49,974
Trademarks and brands, not subject to amortization			40,070
Total			$90,044

	For the years ended
	2018	2017	2016
Amortization of intangibles	$6,065	$2,986	$2,988

Goodwill activity consisted of the following:
Balance as of December 29, 2017	$88,438
Purchase price adjustments (Refer to Note 15 - Acquisitions)	440
Currency translation and other adjustments	(28)
Balance as of December 28, 2018	$88,850
Future amortization expense for finite-lived intangibles as of December 28, 2018 is as follows:

For fiscal year:	Amortization Expense
2019	$5,925
2020	5,236
2021	5,134
2022	5,010
2023	4,368
Thereafter	18,231
Total expected future amortization	$43,904

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

6. Accrued Expenses
Accrued expenses consisted of the following:

	December 28,	December 29,
	2018	2017
Payroll and related expenses	$15,870	$13,211
Warranty	6,433	6,481
Income tax payable	6,691	6,772
Other accrued expenses	4,613	3,099
Total	$33,607	$29,563
Activity related to warranties is as follows:

	For the years ended
	2018	2017	2016
Beginning warranty liability	$6,481	$4,593	$3,914
Charge to cost of sales	4,621	5,904	4,833
Fair value of warranty assumed in acquisition	200	1,016	—
Costs incurred	(4,869)	(5,032)	(4,154)
Ending warranty liability	$6,433	$6,481	$4,593

7. Related Party Transactions
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a former member of our Board of Directors who retired on August 28, 2018. Payments made under this lease were $656, $715 and $837 for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. The lease was amended effective April 2016 to extend the term through June 30, 2020, with monthly rental payments of $60, which are adjusted annually for a cost-of-living increase based upon the consumer price index.
On September 28, 2018, the Company purchased Tuscany's facilities from certain non-controlling interest stockholders who are also employees of the Company. The total purchase price was $3,750. These properties were leased by the Company prior to being purchased. Rent expense under these leases was $257 and $29 for the years ended December 28, 2018 and December 29, 2017, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

8. Debt
Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with Sun Trust Bank and other named lenders which has been periodically amended and restated; the last restatement occurred on May 11, 2016 and was further amended on August 11, 2016, June 12, 2017, November 30, 2017 and November 14, 2018 (as most recently amended and restated and as further amended, the “Second Amended and Restated Credit Facility”). The Second Amended and Restated Credit Facility, which matures on May 11, 2021, provides a revolving line of credit and a maturing secured term loan with a refinanced principal balance of $75,000, as a result of a May 2016 amendment and restatement. The term loan is subject to quarterly amortization payments.
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At December 28, 2018, the one-month LIBOR and prime rates were 2.52% and 5.50%, respectively. At December 28, 2018 our weighted average interest rate on outstanding borrowing was 4.06%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 28, 2018.
Additionally, the existing credit facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit. As of December 28, 2018, the Company utilized $5,000 in the form of a standby letter of credit in support of subsidiary operations. The letter of credit expires in November 2019.
The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	December 28,	December 29,
	2018	2017
Amount outstanding	$—	$35,000
Standby letter of credit	$5,000	$5,000
Available borrowing capacity	$95,000	$60,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021
As of December 28, 2018, future principal payments for the term loan, including the current portion, are summarized as follows:

For fiscal year:
2019	$7,031
2020	7,031
2021	45,625
Total term debt	59,687
Debt issuance cost	(261)
Long-term debt, net of issuance cost	59,426
Less: current portion	(6,923)
Long-term debt less current portion	$52,503

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

9. Commitments and Contingencies
Operating Leases - The Company has operating lease agreements for administrative, research and development, manufacturing and sales and marketing facilities and equipment that expire at various dates and in some cases contain renewal options and rent escalations based on inflation indexes. The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $6,445, $6,045, and $4,819 for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. See Note 7 - Related Party Transactions of the Notes to Consolidated Financial Statements in this Annual Report for Form 10-K for additional information on related party operating leases.
Approximate remaining future minimum lease payments under these operating leases as of December 28, 2018, are as follows:

For fiscal year:	Total future payments
2019	$5,781
2020	4,619
2021	2,569
2022	1,403
Thereafter	4,861
$19,233
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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes that the lawsuits are without merit and intends to vigorously defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit. Regarding that appeal the Company has further moved the CAFC for remand of the ‘027 IPR to the PTAB. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

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
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. Ultimately, the Court remanded the case to the South Dakota Supreme Court on the question of “whether some other principle in the Court’s Commerce Clause doctrine might invalidate the Act,” which may delay federal legislation on the issue. However, as a result of the Court’s decision, additional states may now begin requiring all remote sellers, primarily those engaged in e-commerce, to register, collect and remit sales and use taxes on transactions with in-state customers. Numerous states have either enacted legislation or informally indicated that they will not assert liability for uncollected taxes on a retroactive basis. Nevertheless, the Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through December 28, 2018. Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

10. Stockholders' Equity
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
The Company incurred approximately $113 and $617 of expenses in connection with the secondary offerings during the fiscal years ended December 29, 2017 and December 30, 2016, respectively. The Company did not incur any expenses related to secondary offerings during the fiscal year ended December 28, 2018.

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
The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 28, 2018, there were 3,071 shares reserved for issuance under the Company's equity incentive plans and 1,697 shares available for grant under the 2013 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the years ended December 29, 2017 and December 30, 2016 was $8,727 and $6,223, respectively, of which $8,641 and $5,977, respectively, related to RSUs and $86 and $246, respectively, related to stock options. Compensation expense related to the Company's share-based awards for the fiscal year ended December 28, 2018 was $7,322, all of which related to RSUs. No compensation expense related to stock options was incurred during the fiscal year ended December 28, 2018.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	2018	2017	2016
Cost of sales	$482	$429	$139
Sales and marketing	556	587	598
Research and development	640	442	357
General and administrative	5,644	7,269	5,129
Total	$7,322	$8,727	$6,223
Stock-based compensation expense capitalized to inventory was not material for the years ended December 28, 2018, December 29, 2017 and December 30, 2016.

Restricted Stock Units
The Company grants both time-based and performance-based stock awards, which also include a time-based vesting feature. Compensation expense for time-based stock awards is measured at the grant date based on the closing market price of the Company's common stock, and recognized ratably over the vesting period.
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
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2015	773	$17.07
Granted	341	15.84
Canceled	(15)	17.83
Vested	(288)	17.16
Unvested at December 30, 2016	811	16.53
Granted	411	31.38
Canceled	(55)	17.45
Vested	(367)	16.93
Unvested at December 29, 2017	800	23.91
Granted	223	37.07
Canceled	(30)	25.16
Vested	(338)	21.98
Unvested at December 28, 2018	655	$29.34

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

The fair value of vested RSUs was $13,874, $12,587 and $5,122 for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. As of December 28, 2018, the Company had approximately $13,466 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.68 years.

Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2015	1,643	$5.32	6	$18,414
Options exercised	(193)	5.30		2,767
Balance at December 30, 2016	1,450	5.33	5	32,528
Options exercised	(541)	5.51		13,588
Options forfeited	(14)	6.20		—
Options expired	(9)	6.38		—
Balance at December 29, 2017	886	5.19	4	29,840
Options exercised	(166)	5.25		9,384
Balance at December 28, 2018	720	5.17	3	39,403
Options vested and expected to vest - December 28, 2018	720	5.17	3	39,403
Options exercisable - December 28, 2018	720	$5.17	3	$39,403

Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on NASDAQ and the exercise price of outstanding, in-the-money options. No options vested during the year ended December 28, 2018. As of December 28, 2018, stock-based compensation expense related to stock options has been fully recognized.

During the years ended December 28, 2018, December 29, 2017 and December 30, 2016, 166, 541, and 193 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $875, $2,981, and $1,000, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

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
The following table presents the calculation of basic and diluted earnings per share:

	For the years ended
	2018	2017	2016
Net income attributable to Fox stockholders	$84,040	$43,128	$35,675

Weighted average shares used to compute basic earnings per share	37,805	37,373	36,799
Dilutive effect of employee stock plans	1,151	1,365	1,002
Weighted average shares used to compute diluted earnings per share	38,956	38,738	37,801
Earnings per share:
Basic	$2.22	$1.15	$0.97
Diluted	$2.16	$1.11	$0.94
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, as none of these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

12. Income Taxes

Provision for Income Taxes

The components of income tax expense are as follows:

	For the years ended
	2018	2017	2016
Current:
Federal	$10,330	$13,483	$5,710
State	604	648	(1,287)
Foreign	7,248	8,148	6,008
Total	18,182	22,279	10,431
Deferred:
Federal	(11,462)	(923)	(1,729)
State	(671)	387	(1,156)
Foreign	(526)	(641)	(131)
Total	(12,659)	(1,177)	(3,016)
Provision for income taxes	$5,523	$21,102	$7,415

The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the years ended
	2018	2017	2016
United States	$63,138	$36,555	$22,348
Foreign	27,752	27,730	20,742
	$90,890	$64,285	$43,090

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the years ended
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	2.0	1.0
Change in liability for unrecognized tax benefits	(10.8)	(1.7)	(4.9)
Stock-based compensation	(3.8)	(10.6)	(2.0)
Foreign derived income benefit	(1.6)	—	—
Research and development tax credit	(1.2)	(2.2)	(2.0)
Change in tax rates	(0.8)	(3.8)	—
California business development tax credit	(0.8)	—	(1.1)
Executive compensation deduction limitation	2.2	—	—
Foreign rate differential	0.4	(4.6)	(9.4)
Valuation allowance on deferred tax assets	0.4	9.4	—
Tax on unremitted foreign earnings	0.4	8.9	—
Other	(1.1)	0.4	0.6
Total provision	6.1%	32.8%	17.2%

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries that were previously tax deferred, created a new minimum tax on certain foreign earnings, and provided incentives for U.S. companies to sell and license goods and services abroad, among other changes. In 2017 we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance of the SEC's Staff Accounting Bulletin 118 ("SAB 118") because we had not yet completed our enactment-date accounting for these effects.
Effective January 1, 2016, the Company sold the net assets of its Taiwan branch operations and its shares of Fox Factory IP Holding Corp. to Fox Factory Switzerland GmbH. The Company’s Taiwan operations were as a result, organized as a branch of the Swiss entity (together, "Fox Switzerland"). Fox Switzerland generates earnings that prior to the enactment of TCJA, were not subject to payment of U.S. income taxes or accrual of deferred tax expense because the Company asserted that such earnings were permanently invested outside the U.S. The unremitted earnings of Fox Switzerland through 2017 became subject to U.S. tax as a result of the one-time transition tax, which approximated $3,706. As a result of the change in U.S. taxation, the Company no longer considers the unremitted earnings of Fox Switzerland to be permanently reinvested, and as such recorded a deferred withholding tax liability of approximately $2,026 in 2017. In 2018, the Company restructured its foreign operations. The new structure provides operational and treasury management efficiencies, while permitting relief from dividend withholding on profits earned in 2018 forward.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

SAB 118 Measurement Period
As permitted by SAB 118, the Company made reasonable estimates of the effects the TCJA where uncertainty existed, recognizing provisional amounts in the provision for income taxes for the year ended December 29, 2017 for all items for which it was able to determine a reasonable estimate. In cases where a reasonable estimate was not possible, including the remeasurement of deferred tax assets and liabilities and the one-time transition tax, the Company continued to apply its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment. The impact of the TCJA differed from the 2017 estimates during the one-year measurement period permitted by SAB 118 due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company made, and guidance that has been issued. The Company completed its accounting for the enactment-date income tax effects of the TCJA in 2018, recording net adjustments of $264, or 0.3% of pretax income. However, the Company's estimates may continue to be affected as interpretations of the law through regulations and as common practices emerge.
Deferred Tax Assets and Liabilities: As of December 29, 2017, the Company remeasured its U.S. deferred tax assets and liabilities that give rise to future tax deductions based on the enacted tax rates in effect for the periods in which the deductions are expected to be taken, recognizing a provisional benefit of $2,448. In August 2018, the U.S. Internal Revenue Service ("IRS") issued a notice (the "IRS Notice") regarding the provisionally accounted for grandfathering provisions on limitations of executive compensation. The IRS Notice is expected to be incorporated into final clarifying regulations that have yet to be proposed. In 2018, the Company reduced its deferred tax asset by $552 for pre-2018 stock-based compensation expense, the deductibility of which is uncertain based on the guidance in the IRS Notice.
One-Time Transition Tax: The one-time transition tax was based on the total post-1986 earnings and profits on which we previously deferred U.S. income taxes under U.S. law. We recorded a provisional amount for our one-time transition tax liability of $3,706 at December 29, 2017. The calculation was finalized in 2018, considering additional information, and did not differ materially from the 2017 estimate.
The Company has obtained tax incentives in Switzerland that are effective on a formal basis through March 2019, and indefinitely on a statutory basis, as long as the Company's operations meet specified criteria. The effect of the tax incentive was not material to the Company's income tax provision for the three years ended December 28, 2018, December 29, 2017 and December 30, 2016.
During the year ended December 28, 2018, the Company met certain in-state growth requirements in order to earn the final three tranches of a four-year, $1,700 tax credit from the State of California for a benefit of $950, or $751 net of federal income tax. The Company did not recognize any benefit for the year ended December 29, 2017. The Company recognized a benefit of $750, or $488 net of federal income tax for the year ended December 30, 2016.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

Deferred Income Taxes

	December 28,	December 29,
	2018	2017
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$23,920	$11,321
Inventory	3,086	2,344
Accrued liabilities	2,815	1,649
Research and development tax credits	2,536	2,473
Stock-based compensation	1,067	1,718
Other	787	703
Total deferred tax asset	34,211	20,208
Valuation allowance	(6,609)	(6,336)
Net deferred tax asset	27,602	13,872
Deferred tax liabilities:
Depreciation	(7,012)	(4,496)
Accrued withholding tax on unremitted foreign dividends	(2,164)	(2,179)
Intangible assets	(2,220)	(3,545)
Other	(878)	(983)
Total deferred tax liability	(12,274)	(11,203)
Net deferred tax asset	$15,328	$2,669
As of December 28, 2018, the Company had foreign tax credits of $23,920 which begin to expire in 2025, unless previously utilized, and foreign net operating loss carryforwards of $1,931, of which $1,796 begin to expire in 2025 if not utilized and $135 which do not expire. The Company also had federal and state research and development credits of approximately $846 and $2,577. The federal research and development credits begin to expire in 2037 unless previously utilized, and the state research credits do not expire.
As of December 28, 2018, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. As a result of TCJA, the Company believes that it is more likely than not that a portion of its foreign tax credits will not be realizable, and as such, provided an allowance of $6,031 as of December 29, 2017. For the year ended December 28, 2018, the valuation allowance increased by $256, primarily as a result of an adjustment to foreign tax credits utilized for the TCJA on-time transition tax. The valuation allowance for foreign tax credits was $6,287 as of December 28, 2018. It is reasonably possible that the Company could record a material adjustment to the valuation allowance in the next twelve months as management assesses the progress and outcome of its restructuring activities.
Additionally, based on available evidence, it was concluded on a more likely than not basis that deferred tax assets of the Company's Canadian subsidiary and Austrian branch are not realizable. Accordingly, a valuation allowance of $322 has been recorded to offset the deferred tax assets in these jurisdictions.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

Unrecognized Tax Benefits

	For the years ended
	2018	2017	2016
Balance - beginning of period	$8,154	$7,440	$8,924
Increase related to current year tax positions	457	460	1,828
Increase related to prior year tax positions	36	1,770	24
Decrease related to prior year tax positions	(6,480)	—	(1,216)
Decrease due to expiration of statute of limitations	(171)	(1,516)	(2,120)
Balance - end of period	$1,996	$8,154	$7,440
As of December 28, 2018, the Company had $1,996 of unrecognized tax benefits, of which approximately $1,478, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. In 2018, the Company received a no change letter from the Internal Revenue Service ("IRS") related to the audit of the Company's 2015 federal tax return. Additionally, the IRS and the Company entered into a closing agreement that resolved the uncertainty about the deductibility of amortization and depreciation arising from the acquisition of the Company in 2008 for all open tax years. The favorable conclusion resulted in a decrease in the unrecognized tax benefits of $6,198, of which $5,648 favorably impacted the effective tax rate. Including the reversal of the amounts presented net of deferred tax assets and accrued interest and penalties, the favorable conclusion resulted in a benefit of $9,838 to the provision for income tax for the year ended December 28, 2018. The deductibility of acquisition related amortization and depreciation for state tax purposes remains uncertain.
The Company believes that it is reasonably possible that unrecognized tax benefits at December 28, 2018 could be reduced by an additional $582 in the next twelve months as a result of expiration of statute of limitations.
As of December 28, 2018 and December 29, 2017, the Company had approximately $73 and $311, respectively, of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.
The Company's 2016 forward federal tax returns, state tax returns from 2014 and forward, and foreign tax returns from 2016 and forward are subject to examination by tax authorities. The Company is not currently under examination by tax authorities in any jurisdiction.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

13. Fair Value Measurement and Financial Instruments
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
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	December 28, 2018				December 29, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit facility	$—	$59,426	$—	$59,426	$—	$63,058	$—	$63,058
Non-controlling interest subject to put provisions	—	—	14,282	14,282	—	—	12,955	12,955
Total liabilities measured at fair value	$—	$59,426	$14,282	$73,708	$—	$63,058	$12,955	$76,013
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 28, 2018, and December 29, 2017.
As of December 28, 2018 and December 29, 2017, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio. As of December 28, 2018, the Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility.
The Company has potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement (see Note 15 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and is revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company uses to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The carrying value of the non-controlling interest as of December 28, 2018 has been adjusted to reflect the valuation floor, which represents the sum of the initial valuation and the cumulative net earnings attributable to the non-controlling interest. The estimated fair values of the non-controlling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these non-controlling interest obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

The following table provides a reconciliation of the beginning and ending balances for the Company's obligations measured at fair value using Level 3 inputs:

Obligations (measured with level 3 inputs)
Balance at December 29, 2017	$12,955
Net income attributable to non-controlling interest	1,327
Balance at December 28, 2018	$14,282

14. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $850, $437, and $373 for each of the years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively.

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
The purchase price of Tuscany is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 30, 2017, with the excess purchase price allocated to goodwill. During the year ended, December 28, 2018, the Company finalized the allocation of the purchase price and recorded adjustments to Goodwill of $440 related to the completion of the Company's validation of working capital, intangible valuation procedures, and analysis of opening warranty provisions. Goodwill represents the value of synergies from combining operations Tuscany and the Company, as well as intangibles that do not qualify for separate recognition. Intangibles and goodwill related to the Company's 80% interest are deductible for tax purposes.
The Company incurred $0.9 million of transaction costs in conjunction with the Tuscany acquisition for the year ended December 29, 2017, which is included in general and administrative expense in the accompanying consolidated statement of income.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - continued
December 28, 2018
(in thousands, except per share amounts)

The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$53,350
Settlement of pre-existing accounts	242
Total consideration at closing	$53,592

Fair market values
Other current and non-current assets	$5,966
Property, plant and equipment	1,416
Customer relationships	28,600
Trademarks and brand	6,500
Goodwill	30,392
Total assets acquired	72,874

Accounts payable and accrued expenses	3,329
Debt assumed in acquisition	465
Deferred tax liability for tax free rollover of non-controlling interest	2,588
Total liabilities assumed	6,382
Redeemable non-controlling interest	12,900
Purchase price allocation	$53,592

16. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2018 and 2017 is as follows:

	Quarter Ended
	Dec 28,	Sep 28,	Jun 29,	Mar 30,	Dec 29,	Sep 29,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Sales	$156,810	$175,798	$156,825	$129,792	$121,093	$127,399	$120,811	$106,330
Gross profit	50,953	60,486	52,413	41,644	39,122	42,597	39,056	33,714
Income from operations	22,853	31,452	24,275	15,952	16,053	20,378	18,189	12,417
Net income attributable to Fox Stockholders	20,135	24,312	18,369	21,224	2,802	16,072	13,726	10,528
Earnings per share:
Basic	$0.53	$0.64	$0.49	$0.56	$0.07	$0.43	$0.37	$0.28
Diluted	$0.52	$0.62	$0.47	$0.55	$0.07	$0.41	$0.35	$0.27