Form 10-Q
period 2019-03-29
FOX FACTORY HOLDING CORP
filed 2019-05-01
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2019, there were 38,170,784 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 29, 2019 and December 28, 2018	1
	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 29, 2019 and March 30, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 29, 2019 and March 30, 2018	3
	Unaudited Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the Three Months Ended March 29, 2019 and March 30, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2019 and March 30, 2018	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		48

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	March 29,	December 28,
	2019	2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,288	$27,958
Accounts receivable (net of allowances of $380 and $600 at March 29, 2019 and December 28, 2018, respectively)	83,576	78,882
Inventory	124,069	107,140
Prepaids and other current assets	25,250	17,967
Total current assets	271,183	231,947
Property, plant and equipment, net	84,984	64,788
Deferred tax assets	14,500	15,328
Goodwill	88,838	88,850
Intangibles, net	82,480	83,974
Other assets	327	367
Total assets	$542,312	$485,254
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75,593	$55,086
Accrued expenses	31,519	33,607
Reserve for uncertain tax positions	1,065	1,169
Current portion of long-term debt	5,519	6,923
Total current liabilities	113,696	96,785
Line of credit	13,000	—
Long-term debt, less current portion	51,123	52,503
Other liabilities	10,491	479
Total liabilities	188,310	149,767
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Redeemable non-controlling interest	14,581	14,282
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of March 29, 2019 and December 28, 2018	—	—
Common stock, $0.001 par value — 90,000 authorized; 39,061 shares issued and 38,171 outstanding as of March 29, 2019; 38,881 shares issued and 37,991 outstanding as of December 28, 2018	38	38
Additional paid-in capital	116,519	116,019
Treasury stock, at cost; 890 common shares as of March 29, 2019 and December 28, 2018	(13,754)	(13,754)
Accumulated other comprehensive loss	(943)	(784)
Retained earnings	237,561	219,686
Total stockholders’ equity	339,421	321,205
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$542,312	$485,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended
	March 29,	March 30,
	2019	2018
Sales	$161,700	$129,792
Cost of sales	110,643	88,148
Gross profit	51,057	41,644
Operating expenses:
Sales and marketing	9,262	8,734
Research and development	7,303	6,197
General and administrative	11,180	9,193
Amortization of purchased intangibles	1,493	1,568
Total operating expenses	29,238	25,692
Income from operations	21,819	15,952
Other expense, net:
Interest expense	829	798
Other (income) expense	(13)	283
Other expense, net	816	1,081
Income before income taxes	21,003	14,871
Provision for (benefit of) income taxes	2,601	(6,579)
Net income	18,402	21,450
Less: net income attributable to non-controlling interest	299	226
Net income attributable to FOX stockholders	$18,103	$21,224
Earnings per share:
Basic	$0.48	$0.56
Diluted	$0.46	$0.55
Weighted average shares used to compute earnings per share:
Basic	38,041	37,625
Diluted	39,097	38,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended
	March 29,	March 30,
	2019	2018
Net income	$18,402	$21,450
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax effects	(159)	475
Other comprehensive (loss) income	(159)	475
Comprehensive income	18,243	21,925
Less: comprehensive income attributable to non-controlling interest	299	226
Comprehensive income attributable to FOX stockholders	$17,944	$21,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share data)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance- December 29, 2017	38,497	$38	890	$(13,754)	$112,793	$(168)	$135,926	$234,835	$12,955
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	49	—	—	—	(1,375)	—	—	(1,375)	—
Redeemable non-controlling interest	—	—	—	—	—	—	(1,011)	(1,011)	1,011
Stock-based compensation expense	—	—	—	—	2,046	—	—	2,046	—
Foreign currency translation adjustment	—	—	—	—	—	475	—	475	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(281)	(281)	—
Net Income	—	—	—	—	—	—	21,224	21,224	226
Balance- March 30, 2018	38,546	$38	890	$(13,754)	$113,464	$307	$155,858	$255,913	$14,192

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance- December 28, 2018	38,881	$38	890	$(13,754)	$116,019	$(784)	$219,686	$321,205	$14,282
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	180	—	—	—	(1,229)	—		(1,229)	—
Stock-based compensation expense	—	—	—	—	1,729	—		1,729	—
Foreign currency translation adjustment	—	—	—	—	—	(159)	—	(159)	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(228)	(228)	—
Net Income	—	—	—	—	—	—	18,103	18,103	299
Balance- March 29, 2019	39,061	$38	890	$(13,754)	$116,519	$(943)	$237,561	$339,421	$14,581
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 29, 2019	March 30, 2018
OPERATING ACTIVITIES:
Net income	$18,402	$21,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,107	3,506
Stock-based compensation	1,729	2,046
Deferred taxes and uncertain tax positions	716	(9,912)
Changes in operating assets and liabilities:
Accounts receivable	(4,904)	4,713
Inventory	(17,030)	(6,030)
Income taxes payable	(878)	(3,407)
Prepaids and other assets	(7,293)	(3,027)
Accounts payable	20,660	5,737
Accrued expenses and other liabilities	(6,764)	(4,111)
Net cash provided by operating activities	8,745	10,965
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,297)	(3,975)
Net cash used in investing activities	(7,297)	(3,975)
FINANCING ACTIVITIES:
Proceeds from line of credit	26,000	—
Payments on line of credit	(13,000)	(18,565)
Repayment of debt	(2,813)	(938)
Repurchases from stock compensation program, net	(1,229)	(1,375)
Net cash provided by (used in) financing activities	8,958	(20,878)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(76)	174

CHANGE IN CASH AND CASH EQUIVALENTS	10,330	(13,714)
CASH AND CASH EQUIVALENTS—Beginning of period	27,958	35,947
CASH AND CASH EQUIVALENTS—End of period	$38,288	$22,233
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$6,243	$6,730
Cash paid for interest, net of capitalized interest	$702	$853
Cash paid for amounts included in the measurement of lease liabilities	$1,430	$—
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$2,543	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the "Company") designs and manufactures performance-defining products primarily for bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with off-road capabilities, off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. The Company is a direct supplier to leading power vehicle original equipment manufacturers ("OEMs") and provides aftermarket products to retailers, dealerships, and distributors. Additionally, the Company supplies top bicycle OEMs and their current contract manufacturers, and provides aftermarket products to retailers and distributors.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S.") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 26, 2019. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
The Company operates on a 52-53 week fiscal calendar. For 2019 and 2018, the Company's fiscal year will end or has ended on January 3, 2020 and December 28, 2018, respectively. The twelve month periods ended January 3, 2020 and December 28, 2018, will include or have included 53 and 52 weeks, respectively. The three month periods ended March 29, 2019 and March 30, 2018 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - Beginning the first quarter of fiscal year 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASU 2016-02"). There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as filed with the SEC on February 26, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are subsequently recognized in the period that the future discount is utilized by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At March 29, 2019, the balance of deferred revenue related to pricing provisions was $162. These amounts are expected to be recognized over the next 12 months. Revenues exclude sales tax.
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
Fair Value Measurements and Financial Instruments - The Company uses the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed by the Company in one of the following three categories:
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018, using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. During Q1 2018 the Company recorded a cumulative effect adjustment of $368 gross and $279 net of taxes, to the opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the existing guidance for lease accounting. To meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases, this ASU requires lessees to recognize most leases on the balance sheet as right-of-use assets and lease liabilities.
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2019, with a cumulative effect adjustment to the opening balance of retained earnings at December 28, 2018 with no restatement of comparative periods’ financial information ("current-period adjustment method"). Additionally, the Company adopted this guidance using practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all of its leases and elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities. The Company did not use the hindsight practical expedient to adopt this guidance. The Company recorded a cumulative effect adjustment of $13,637 to operating lease right-of-use assets, $13,937 to operating lease liabilities, and $300 gross ($228 net of taxes) to the opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard. This standard did not have a material impact on our consolidated income statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain transactions, including but not limited to contingent consideration payments made after a business combination and debt prepayment and extinguishment costs in the cash flow statement. The Company adopted ASU 2016-16 effective in the first quarter of fiscal year 2019. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended
	March 29, 2019	March 30, 2018
Powered Vehicles	$96,708	$72,133
Specialty Sports	64,992	57,659
Total sales	$161,700	$129,792

The following table summarizes total sales by sales channel:

	For the three months ended
	March 29, 2019	March 30, 2018
OEM	$100,505	$72,764
Aftermarket	61,195	57,028
Total sales	$161,700	$129,792

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	March 29, 2019	March 30, 2018
North America	$109,632	$83,168
Asia	23,386	21,203
Europe	27,536	23,916
Rest of the world	1,146	1,505
Total sales	$161,700	$129,792

3. Inventory
Inventory consisted of the following:

	March 29,	December 28,
	2019	2018
Raw materials	$80,976	$75,652
Work-in-process	12,100	5,880
Finished goods	30,993	25,608
Total inventory	$124,069	$107,140

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	March 29,	December 28,
	2019	2018
Machinery and manufacturing equipment	$46,304	$41,332
Leasehold improvements	10,677	10,386
Internal-use computer software	15,043	14,416
Lease right of use assets	15,423	—
Building and land	19,703	18,978
Information systems, office equipment and furniture	7,542	7,262
Transportation equipment	4,151	3,932
Total	118,843	96,306
Less: accumulated depreciation and amortization	(33,859)	(31,518)
Property, plant and equipment, net	$84,984	$64,788

The Company’s long-lived assets by geographic location are as follows:

	March 29,	December 28,
	2019	2018
United States	$68,560	$59,056
International	16,424	5,732
Total long-lived assets	$84,984	$64,788

5. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from 1 to 9 years, some of which include options to extend the lease term for up to 5 years, and some of which include options to terminate the leases within 1 year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.38 years and the weighted-average incremental borrowing rate was 3.75% as of March 29, 2019.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Operating lease costs consisted of the following:

For the three months ended
March 29, 2019
Operating lease cost	$1,420
Other lease costs (1)	183
Total	$1,603

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.

Lease costs for the three months ended March 30, 2018 were $1,696.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	March 29, 2019
Operating lease right-of-use assets	Property, plant and equipment	$15,423
Current lease liabilities	Accrued expenses	$5,585
Non-current lease liabilities	Other liabilities	$10,491
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2019 (excluding the three months ended March 29, 2019)	$4,230
2020	4,977
2021	2,911
2022	1,289
2023	1,315
Thereafter	2,960
Total lease payments	17,682
Less: imputed interest	(1,606)
Present value of lease liabilities	16,076
Less: current portion	(5,585)
Lease liabilities less current portion	$10,491

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

6. Accrued Expenses
Accrued expenses consisted of the following:

	March 29,	December 28,
	2019	2018
Payroll and related expenses	$8,345	$15,870
Current portion of lease liabilities	5,585	—
Warranty	5,740	6,433
Income tax payable	5,770	6,691
Other accrued expenses	6,079	4,613
Total	$31,519	$33,607

Activity related to warranties is as follows:

	For the three months ended
	March 29, 2019	March 30, 2018
Beginning warranty liability	$6,433	$6,481
Charge to cost of sales	575	1,289
Costs incurred	(1,268)	(1,174)
Ending warranty liability	$5,740	$6,596

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
The Second Amended and Restated Credit Facility provides for interest at either a rate based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.50% to 2.50%, or based on the prime rate offered by SunTrust Bank plus a margin ranging from 0.50% to 1.50%. At March 29, 2019, the one-month LIBOR and prime rates were 2.50% and 5.50%, respectively. At March 29, 2019, our weighted average interest rate on outstanding borrowing was 4.36%. The Second Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and also requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 29, 2019.
Additionally, the existing credit facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit. As of March 29, 2019, the Company utilized $5,000 in the form of a standby letter of credit in support of subsidiary operations. The letter of credit expires in November 2019.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the line of credit under the Second Amended and Restated Credit Facility:

	March 29,	December 28,
	2019	2018
Amount outstanding	$13,000	$—
Standby letter of credit	$5,000	$5,000
Available borrowing capacity	$82,000	$95,000
Maximum borrowing capacity	$100,000	$100,000
Maturity date	May 11, 2021
As of March 29, 2019, future principal payments for long-term debt, including the current portion, are summarized as follows:

For fiscal year:
2019	$4,219
2020	7,031
2021	45,625
Total term debt	56,875
Less: debt issuance cost	(233)
Long-term debt, net of issuance cost	56,642
Less: current portion	(5,519)
Long-term debt less current portion	$51,123

8. Commitments and Contingencies
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
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. Ultimately, the Court remanded the case to the South Dakota Supreme Court on the question of “whether some other principle in the Court’s Commerce Clause doctrine might invalidate the Act,” which may delay federal legislation on the issue. However, as a result of the Court’s decision, additional states may now begin requiring all remote sellers, primarily those engaged in e-commerce, to register, collect and remit sales and use taxes on transactions with in-state customers. Numerous states have either enacted legislation or informally indicated that they will not assert liability for uncollected taxes on a retroactive basis. Nevertheless, the Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through March 29, 2019. Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

9. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	March 29, 2019				December 28, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit facility	$—	$56,642	$—	$56,642	$—	$59,426	$—	$59,426
Non-controlling interest subject to put provisions	—	—	14,581	14,581	—	—	14,282	14,282
Total liabilities measured at fair value	$—	$56,642	$14,581	$71,223	$—	$59,426	$14,282	$73,708
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three month period ended March 29, 2019.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of March 29, 2019 and December 28, 2018, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximates fair value because it has a variable interest rate that reflects market changes in interest rates and changes in the Company’s net leverage ratio.
The Company has potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement. If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and is revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company uses to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The carrying value of the non-controlling interest as of March 29, 2019 has been adjusted to reflect the valuation floor, which represents the sum of the initial valuation and the cumulative net earnings attributable to the non-controlling interest. The estimated fair values of the non-controlling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these non-controlling interest obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions.
The following table provides a reconciliation of the beginning and ending balances for the Company's redeemable non-controlling interest measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at December 28, 2018	$14,282
Net income attributable to non-controlling interest	299
Balance at March 29, 2019	$14,581

10. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended
	March 29, 2019	March 30, 2018
Cost of sales	$129	$101
Sales and marketing	126	161
Research and development	165	142
General and administrative	1,309	1,642
Total	$1,729	$2,046

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the three months ended March 29, 2019.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 28, 2018	655	$29.34
Granted	6	$62.85
Canceled	(9)	$30.97
Vested	(74)	$27.00
Unvested at March 29, 2019	578	$29.97
As of March 29, 2019, the Company had approximately $11,863 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.57 years.
During the three months ended March 29, 2019, 137 shares of common stock were issued due to the exercise of stock options, resulting in proceeds of $705. No options to purchase common stock were expired or forfeited during the three months ended March 29, 2019. As of March 29, 2019, stock-based compensation expense related to stock options has been fully recognized.

11. Income Taxes

	For the three months ended
	March 29, 2019	March 30, 2018
Provision for (benefit of) income taxes	$2,601	$(6,579)
Effective tax rates	12.4%	(44.2)%
For the three months ended March 29, 2019, the difference between the Company's effective tax rate of 12.4% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1,825 from excess benefits related to the exercise of stock options. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.

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
The Company's federal tax returns for 2016 and forward, state tax returns for 2014 forward, and foreign tax returns from 2016 forward are subject to examination by tax authorities. The Company is not currently under examination by tax authorities in any jurisdiction.
The Company has obtained tax incentives in Switzerland that are effective on a formal basis through March 2019, and indefinitely on a statutory basis, as long as the Company's operations meet specified criteria. The effect of the tax incentive was not material to the Company's income tax provision for the three months ended March 29, 2019 and March 30, 2018.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

12. Related Party Agreements
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a former member of our Board of Directors who retired on August 28, 2018. Rent expense under this lease was $179 for the three months ended March 30, 2018.
On September 28, 2018, the Company purchased Tuscany's facilities from certain non-controlling interest stockholders who are also employees of the Company. The total purchase price was $3,750. These properties were leased by the Company prior to being purchased. Rent expense under these leases was $86 for the three months ended March 30, 2018.

13. Subsequent Events
On April 29, 2019, the Company entered into a definitive agreement to acquire substantially all assets of Air Ride Technologies, Inc. dba RideTech for approximately $14,000 through a combination of cash on hand and common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2019, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A, "Risk Factors" of our 2018 Annual Report on Form 10-K as filed with the SEC on February 26, 2019, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Critical Accounting Policies and Estimates
Beginning in the first quarter of fiscal year 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases. There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as filed with the SEC on February 26, 2019, that have had a material impact on our condensed consolidated financial statements and related notes. See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of this update.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	March 29, 2019	March 30, 2018
Sales	$161,700	$129,792
Cost of sales	110,643	88,148
Gross profit	51,057	41,644
Operating expenses:
Sales and marketing	9,262	8,734
Research and development	7,303	6,197
General and administrative	11,180	9,193
Amortization of purchased intangibles	1,493	1,568
Total operating expenses	29,238	25,692
Income from operations	21,819	15,952
Other expense, net:
Interest expense	829	798
Other (income) expense	(13)	283
Other expense, net	816	1,081
Income before income taxes	21,003	14,871
Provision for (benefit of) income taxes	2,601	(6,579)
Net income	18,402	21,450
Less: net income attributable to non-controlling interest	299	226
Net income attributable to FOX stockholders	$18,103	$21,224

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	March 29, 2019	March 30, 2018
Sales	100.0%	100.0%
Cost of sales	68.4	67.9
Gross profit	31.6	32.1
Operating expenses:
Sales and marketing	5.7	6.7
Research and development	4.5	4.8
General and administrative	6.9	7.1
Amortization of purchased intangibles	0.9	1.2
Total operating expenses	18.0	19.8
Income from operations	13.6	12.3
Other expense, net:
Interest expense	0.5	0.6
Other (income) expense	—	0.2
Other expense, net	0.5	0.8
Income before income taxes	13.1	11.5
Provision for (benefit of) income taxes	1.6	(5.1)
Net income	11.5	16.6
Less: net income attributable to non-controlling interest	0.2	0.2
Net income attributable to FOX stockholders	11.3%	16.4%

Three months ended March 29, 2019 compared to three months ended March 30, 2018
Sales

	For the three months ended
(in millions)	March 29, 2019	March 30, 2018	Change ($)	Change (%)
Powered Vehicle products	$96.7	$72.1	$24.6	34.1%
Specialty Sports products	65.0	57.7	7.3	12.7
Total sales	$161.7	$129.8	$31.9	24.6%
Total sales for the three months ended March 29, 2019 increased approximately $31.9 million, or 24.6%, compared to the three months ended March 30, 2018. Powered Vehicle product sales increased by $24.6 million, or 34.1%, due to the continued high demand for on and off-road suspension products and higher OEM sales. Specialty Sports product sales increased by $7.3 million, or 12.7%, primarily driven by higher OEM sales.
Cost of sales

	For the three months ended
(in millions)	March 29, 2019	March 30, 2018	Change ($)	Change (%)
Cost of sales	$110.6	$88.1	$22.5	25.5%
Cost of sales for the three months ended March 29, 2019 increased approximately $22.5 million, or 25.5%, compared to the three months ended March 30, 2018. The increase in cost of sales was driven primarily by an increase in sales as well as certain business factors affecting gross margin which are discussed below.
For the three months ended March 29, 2019, our gross margin decreased 50 basis points to 31.6% compared to 32.1% for the three months ended March 30, 2018. The decrease in gross margin was due to a number of factors, including a change in customer and product mix as our larger North American OEMs represented a higher proportion of sales. Additionally, we incurred inefficiencies in our supply chain and manufacturing associated with higher than anticipated increase in customer demand, as well as costs associated with the relocation of our aftermarket bike products distribution, sales and service operations.
Operating expenses

	For the three months ended
(in millions)	March 29, 2019	March 30, 2018	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$9.3	$8.7	$0.6	6.9%
Research and development	7.3	6.2	1.1	17.7
General and administrative	11.1	9.2	1.9	20.7
Amortization of purchased intangibles	1.5	1.6	(0.1)	(6.3)
Total operating expenses	$29.2	$25.7	$3.5	13.6%
Total operating expenses for the three months ended March 29, 2019 were $29.2 million compared to $25.7 million for the three months ended March 30, 2018. When expressed as a percentage of total sales, operating expenses decreased to 18.0% of total sales for the three months ended March 29, 2019 compared to 19.8% of total sales in the three months ended March 30, 2018. The increase in operating expenses is primarily a result of investments in research and development to support future growth, higher patent litigation-related expenses, and increases in various other administrative expenses to support our growing business, while the reduction when expressed as a percentage of sales is due to operating leverage on higher volume.

Within operating expenses, our sales and marketing expenses increased approximately $0.6 million primarily due to travel and professional fees. Research and development costs increased approximately $1.1 million primarily due to personnel costs as we continue to invest in product innovation. General and administrative expenses increased by approximately $1.9 million due to payroll related costs of $1.0 million, an increase of $0.7 million in litigation expenses, and higher depreciation expense of $0.2 million.
Amortization of purchased intangible assets for the three months ended March 29, 2019 decreased by approximately $0.1 million as compared to the three months ended March 30, 2018.
Income from operations

	For the three months ended
(in millions)	March 29, 2019	March 30, 2018	Change ($)	Change (%)
Income from operations	$21.8	$16.0	$5.8	36.3%
As a result of the factors discussed above, income from operations for the three months ended March 29, 2019 increased approximately $5.8 million, or 36.3%, compared to income from operations for the three months ended March 30, 2018.
Other expense, net

	For the three months ended
(in millions)	March 29, 2019	March 30, 2018	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.8	$0.8	$—	—%
Other expense, net	—	0.3	(0.3)	(100.0)
Other expense, net	$0.8	$1.1	$(0.3)	(27.3)%
Other expense, net for the three months ended March 29, 2019 decreased by $0.3 million to $0.8 million compared to $1.1 million for the three months ended March 30, 2018. The decrease in other expense, net is primarily due to net exchange losses in the three months ended March 30, 2018.
Income taxes

	For the three months ended
(in millions)	March 29, 2019	March 30, 2018	Change ($)	Change (%)
Provision for (benefit of) income taxes	$2.6	$(6.6)	$9.2	(139.4)%
We had an effective tax rate of 12.4% for the three months ended March 29, 2019, compared to an effective tax benefit rate of 44.2% for the three months ended March 30, 2018.
For the three months ended March 29, 2019, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1.8 million from excess benefits related to the exercise of stock options. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.

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
The effective tax rate for the three months ended March 29, 2019 increased as compared to the same period in 2018 primarily as a result of the non-recurrence of the recognition of tax positions upon conclusion of the IRS audit, partially offset by an increase in the excess benefit of stock based compensation.
Net income

	For the three months ended
(in millions)	March 29, 2019	March 30, 2018	Change ($)	Change (%)
Net income	$18.4	$21.5	$(3.1)	(14.4)%
As a result of the factors described above, our net income decreased $3.1 million, or 14.4%, to $18.4 million in the three months ended March 29, 2019 from $21.5 million for the three months ended March 30, 2018.

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

	For the three months ended
(in thousands)	March 29, 2019	March 30, 2018
Net cash provided by operating activities	$8,745	$10,965
Net cash used in investing activities	(7,297)	(3,975)
Net cash provided by (used in) financing activities	8,958	(20,878)
Effect of exchange rate changes on cash	(76)	174
Increase (decrease) in cash and cash equivalents	$10,330	$(13,714)
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the three months ended March 29, 2019, net cash provided by operating activities was $8.7 million and consisted of net income of $18.4 million, plus non-cash items totaling $6.5 million and less changes in operating assets and liabilities totaling $16.2 million. Non-cash items and other adjustments consisted of depreciation and amortization of $4.1 million, stock-based compensation of $1.7 million, offset by a $0.7 million change in deferred taxes and uncertain tax positions.

Our investment in operating assets and liabilities is a result of increases in accounts receivable of $4.9 million, inventory of $17.0 million, and prepaids and other assets of $7.3 million, and decreases in accrued expenses of $6.8 million and income taxes payable of $0.9 million, partially offset by an increase in accounts payable of $20.7 million. The changes in inventory, accounts payable, accrued expenses, accounts receivable and prepaid and other assets are primarily due to seasonal impacts on working capital. The decrease in income taxes payable is primarily due to the timing of estimated tax payments and refunds.
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
In the three months ended March 29, 2019 and March 30, 2018, net cash used in investing activities was $7.3 million and $4.0 million, respectively. Our capital expenditures for the three months ended March 29, 2019 consisted entirely of property and equipment additions.
Financing activities
Cash provided by or used in financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the three months ended March 29, 2019, net cash provided by financing activities was $9.0 million, which consisted of $26.0 million in proceeds from our line of credit, partially offset by $13.0 million paid on our line of credit and $2.8 million paid on our term debt. In addition, we paid $1.2 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program.
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

The Second Amended and Restated Credit Facility is secured by substantially all of our assets, restricts our ability to make certain payments and engage in certain transactions, and also requires that we satisfy customary financial ratios, including a fixed charge coverage ratio of not less than 1.5:1.0 and a leverage ratio of not greater than 3.0:1.0, both ratios calculated as defined in the Second Amended and Restated Credit Facility. Additionally, certain disposal events can trigger prepayments. We were in compliance with the covenants as of March 29, 2019.
Other Commitments
On April 29, 2019, the Company entered into a definitive agreement to acquire substantially all assets of Air Ride Technologies, Inc. dba RideTech for approximately $14.0 million through a combination of cash on hand and common stock. No other material contractual obligations have changed since the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as filed with the SEC on February 26, 2019.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as filed with the SEC on February 26, 2019.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2019. Based on the evaluation of our disclosure controls and procedures as of March 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our products are selected by both OEMs and dealers and distributors in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the performance-defining products industry and continue to provide high quality products and services. Also, we will need to continue to invest in sponsorships, marketing and public relations.
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
As of March 29, 2019, we had $69.6 million of indebtedness and $82.0 million in revolving credit available to borrow under the Second Amended and Restated Credit Facility. Our ability to borrow under the Second Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the facility.
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
As of March 29, 2019, we had $69.6 million of indebtedness, bearing interest at a variable rate, outstanding under the Second Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $69.6 million of variable interest rate indebtedness that was outstanding as of March 29, 2019, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million change to our interest expense for the three months ended March 29, 2019.

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
Our analysis and interpretation of this legislation is ongoing. We asserted permanent reinvestment of the earnings of certain of our foreign subsidiaries in 2016 and 2017, and discontinued this assertion as a result of the December 2017 changes in legislation. As a result, the deemed repatriation tax, the accrual of state income and foreign withholding taxes on unremitted earnings, and certain other changes to U.S. taxation of amounts earned abroad have impacted our financial statements. Additionally, the reduction in the U.S. corporate tax rate, the revision of rules governing foreign tax credits, and changes in the rules regarding the sourcing of income are expected to have an impact on our ability to utilize our existing and future foreign tax credits, and as such, we have provided a partial valuation allowance on these tax assets. A full valuation allowance was avoided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions. However, there can be no assurance that we will be able to implement such a plan. Changes in our estimates regarding our ability to utilize our foreign tax credits could have a material impact on our tax provision, net income and cash flows.
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
As of March 29, 2019, we employed approximately 2,400 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 38,170,784 of which shares were outstanding as of March 29, 2019. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended March 29, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
12/29 - 2/1	—	$—	—
2/2 - 3/1	30,507	$63.43	—
3/2 - 3/29	—	$—	—
Total	30,507	$63.43	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1†	Amendment, dated January 1, 2019, to the Employment Agreement, dated January 26, 2015, by and between Fox Factory Holding Corp. and Tom Wittenschlaeger	8-K	001-36040	January 3, 2019

10.2†	Amendment, dated February 25, 2019, to Employment Agreement, dated February 20, 2014, by and between Fox Factory Holding Corp. and Bill Katherman	8-K	001-36040	February 28, 2019

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
May 1, 2019		Zvi Glasman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)