Form 10-Q
period 2019-06-28
FOX FACTORY HOLDING CORP
filed 2019-07-31
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-36040

Fox Factory Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1647258
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

6634 Hwy 53	Braselton	GA	30517
(Address of Principal Executive Offices)			(Zip Code)
(831) 274-6500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FOXF	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2019, there were 38,425,119 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 28, 2019 and December 28, 2018	1
	Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 28, 2019 and June 29, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 28, 2019 and June 29, 2018	3
	Unaudited Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the Three and Six Months Ended June 28, 2019 and June 29, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2019 and June 29, 2018	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	June 28,	December 28,
	2019	2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,021	$27,958
Accounts receivable (net of allowances of $404 and $600 at June 28, 2019 and December 28, 2018, respectively)	95,738	78,882
Inventory	136,005	107,140
Prepaids and other current assets	18,742	17,967
Total current assets	289,506	231,947
Property, plant and equipment, net	95,097	64,788
Deferred tax assets	16,083	15,328
Goodwill	91,661	88,850
Intangibles, net	86,924	83,974
Other assets	502	367
Total assets	$579,773	$485,254
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$70,602	$55,086
Accrued expenses	34,302	33,607
Reserve for uncertain tax positions	1,120	1,169
Current portion of long-term debt	—	6,923
Total current liabilities	106,024	96,785
Line of credit	77,553	—
Long-term debt, less current portion	—	52,503
Other liabilities	11,994	479
Total liabilities	195,571	149,767
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Redeemable non-controlling interest	15,022	14,282
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of June 28, 2019 and December 28, 2018	—	—
Common stock, $0.001 par value — 90,000 authorized; 39,274 shares issued and 38,384 outstanding as of June 28, 2019; 38,881 shares issued and 37,991 outstanding as of December 28, 2018	38	38
Additional paid-in capital	123,043	116,019
Treasury stock, at cost; 890 common shares as of June 28, 2019 and December 28, 2018	(13,754)	(13,754)
Accumulated other comprehensive loss	(629)	(784)
Retained earnings	260,482	219,686
Total stockholders’ equity	369,180	321,205
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$579,773	$485,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Sales	$192,122	$156,825	$353,822	$286,617
Cost of sales	129,902	104,412	240,545	192,561
Gross profit	62,220	52,413	113,277	94,056
Operating expenses:
Sales and marketing	11,264	9,802	20,526	18,535
Research and development	7,763	6,058	15,066	12,254
General and administrative	12,158	10,779	23,338	19,973
Amortization of purchased intangibles	1,564	1,499	3,057	3,068
Total operating expenses	32,749	28,138	61,987	53,830
Income from operations	29,471	24,275	51,290	40,226
Other expense, net:
Interest expense	1,005	832	1,834	1,631
Other expense (income)	582	(81)	569	200
Other expense, net	1,587	751	2,403	1,831
Income before income taxes	27,884	23,524	48,887	38,395
Provision for (benefit of) income taxes	4,522	4,711	7,123	(1,868)
Net income	23,362	18,813	41,764	40,263
Less: net income attributable to non-controlling interest	441	444	740	670
Net income attributable to FOX stockholders	$22,921	$18,369	$41,024	$39,593
Earnings per share:
Basic	$0.60	$0.49	$1.07	$1.05
Diluted	$0.59	$0.47	$1.05	$1.02
Weighted average shares used to compute earnings per share:
Basic	38,286	37,722	38,164	37,674
Diluted	39,181	38,856	39,140	38,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Net income	$23,362	$18,813	$41,764	$40,263
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax effects	314	(1,328)	155	(853)
Other comprehensive income (loss)	314	(1,328)	155	(853)
Comprehensive income	23,676	17,485	41,919	39,410
Less: comprehensive income attributable to non-controlling interest	441	444	740	670
Comprehensive income attributable to FOX stockholders	$23,235	$17,041	$41,179	$38,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share data)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity		Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 29, 2017	38,497	$38	890	$(13,754)	$112,793	$(168)	$135,926	$234,835		$12,955
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	49	—	—	—	(1,375)	—	—	(1,375)		—
Redeemable non-controlling interest	—	—	—	—	—	—	(1,011)	(1,011)		1,011
Stock-based compensation expense	—	—	—	—	2,046	—	—	2,046		—
Foreign currency translation adjustment	—	—	—	—	—	475	—	475		—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(281)	(281)		—
Net Income	—	—	—	—	—	—	21,224	21,224		226
Balance - March 30, 2018	38,546	$38	890	$(13,754)	$113,464	$307	$155,858	$255,913	—	$14,192
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	103	—	—	—	(2,657)	—	—	(2,657)		—
Redeemable non-controlling interest	—	—	—	—	—	—	448	448		(448)
Stock-based compensation expense	—	—	—	—	1,785	—	—	1,785		—
Foreign currency translation adjustment	—	—	—	—	—	(1,328)	—	(1,328)		—
Net Income	—	—	—	—	—	—	18,369	18,369		444
Balance - June 29, 2018	38,649	$38	890	$(13,754)	$112,592	$(1,021)	$174,675	$272,530		$14,188
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share data)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 28, 2018	38,881	$38	890	$(13,754)	$116,019	$(784)	$219,686	$321,205	$14,282
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	180	—	—	—	(1,229)	—	—	(1,229)	—
Stock-based compensation expense	—	—	—	—	1,729	—	—	1,729	—
Foreign currency translation adjustment	—	—	—	—	—	(159)	—	(159)	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(228)	(228)	—
Net Income	—	—	—	—	—	—	18,103	18,103	299
Balance - March 29, 2019	39,061	$38	890	$(13,754)	$116,519	$(943)	$237,561	$339,421	$14,581
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	115	—	—	—	(2,264)	—	—	(2,264)	—
Issuance of stock for business acquisition	98	—	—	—	7,167	—	—	7,167	—
Stock-based compensation expense	—	—	—	—	1,621	—	—	1,621	—
Foreign currency translation adjustment	—	—	—	—	—	314	—	314	—
Net Income	—		—	—	—	—	22,921	22,921	441
Balance - June 28, 2019	39,274	$38	890	$(13,754)	$123,043	$(629)	$260,482	$369,180	$15,022
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 28, 2019	June 29, 2018
OPERATING ACTIVITIES:
Net income	$41,764	$40,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,304	7,144
Stock-based compensation	3,350	3,831
Deferred taxes and uncertain tax positions	(816)	(12,269)
Loss on extinguishment of debt	516	—
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(17,115)	(17,762)
Inventory	(24,977)	(10,945)
Income taxes	(3,411)	(1,037)
Prepaids and other assets	(379)	4,217
Accounts payable	15,671	18,373
Accrued expenses and other liabilities	(2,483)	1,040
Net cash provided by operating activities	20,424	32,855
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,377)	(9,046)
Acquisition of businesses	(6,804)	—
Net cash used in investing activities	(23,181)	(9,046)
FINANCING ACTIVITIES:
Proceeds from line of credit	45,000	—
Payments on line of credit	(25,000)	(30,476)
Repayment of debt	(2,813)	(2,344)
Repurchases from stock compensation program, net	(3,494)	(4,033)
Net cash provided by (used in) financing activities	13,693	(36,853)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	127	(217)

CHANGE IN CASH AND CASH EQUIVALENTS	11,063	(13,261)
CASH AND CASH EQUIVALENTS—Beginning of period	27,958	35,947
CASH AND CASH EQUIVALENTS—End of period	$39,021	$22,686
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$14,847	$11,681
Cash paid for interest, net of capitalized interest	$1,442	$1,627
Cash paid for amounts included in the measurement of lease liabilities	$2,929	$—
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$6,131	$—
Acquisition of business in exchange for equity	$7,167	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the "Company") designs and manufactures performance-defining products primarily for bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road and off-road vehicles and trucks, all-terrain vehicles or ATVs, snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. The Company is a direct supplier to leading power vehicle original equipment manufacturers ("OEMs") and provides aftermarket products to retailers, dealerships, and distributors. Additionally, the Company supplies top bicycle OEMs and their current contract manufacturers, and provides aftermarket products to retailers and distributors.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S." or "United States") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 26, 2019. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
The Company operates on a 52-53 week fiscal calendar. For 2019 and 2018, the Company's fiscal year will end or has ended on January 3, 2020 and December 28, 2018, respectively. The twelve month periods ended January 3, 2020 and December 28, 2018, will include or have included 53 and 52 weeks, respectively. The three and six month periods ended June 28, 2019 and June 29, 2018 each included 13 weeks and 26 weeks, respectively.
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
Revenue Recognition - Revenues are generated from the sale of performance-defining products and systems to customers worldwide. The Company’s performance-defining products and systems are solutions that improve performance of powered vehicles and bikes. Powered vehicles include Side-by-Sides, on-road and off-road vehicles and trucks, all-terrain vehicles or ATVs, snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are subsequently recognized in the period that the customer utilizes the future discount. Measuring the material rights requires judgments including forecasts of future sales and product mix. At June 28, 2019, the balance of deferred revenue related to pricing provisions was $162. These amounts are expected to be recognized over the next 12 months. Revenues exclude sales tax.
Segments - The Company has determined that it has a single operating and reportable segment. The Company considers operating segments to be components of the Company for which separate financial information is available, that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
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
The carrying amount of the Company's financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. The carrying amount of the Company's Credit Facility (as defined below) approximates its fair value, as the interest rate is set based on the movement of the underlying market rates.
Recent Accounting Pronouncements - In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, which was updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018, using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. During Q1 2018, the Company recorded a cumulative effect adjustment of $368 gross and $281 net of taxes, to the opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the existing guidance for lease accounting. To meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases, this ASU requires lessees to recognize most leases on the balance sheet as right-of-use assets and lease liabilities.
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2019, with a cumulative effect adjustment to the opening balance of retained earnings at December 28, 2018 with no restatement of comparative periods’ financial information ("current-period adjustment method"). Additionally, the Company adopted this guidance using practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all of its leases and elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities. The Company did not use the hindsight practical expedient to adopt this guidance. The Company recorded a cumulative effect adjustment of $13,637 to operating lease right-of-use assets, $13,937 to operating lease liabilities, and $300 gross ($228 net of taxes) to the opening balance of the Company's retained earnings to reflect the cumulative effect of the adoption of the standard. This standard did not have a material impact on our consolidated income statements.
In June 2016, the FASB issue ASU 2016-13, Financial Instruments: Credit Losses, which adds an impairment model that is based on expected losses rather than incurred losses. Under this standard, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim reporting periods within those years and early adoption is permitted. The Company is currently assessing the impact of this guidance.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Powered Vehicles	$115,245	$82,247	$211,954	$154,381
Specialty Sports	76,877	74,578	141,868	132,236
Total sales	$192,122	$156,825	$353,822	$286,617

The following table summarizes total sales by sales channel:

	For the three months ended		For the six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
OEM	$117,321	$86,994	$217,826	$160,052
Aftermarket	74,801	69,831	135,996	126,565
Total sales	$192,122	$156,825	$353,822	$286,617

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
North America	$131,158	$98,565	$240,790	$181,734
Asia	27,981	30,968	51,367	52,171
Europe	30,515	25,493	58,050	49,408
Rest of the world	2,468	1,799	3,615	3,304
Total sales	$192,122	$156,825	$353,822	$286,617

3. Inventory
Inventory consisted of the following:

	June 28,	December 28,
	2019	2018
Raw materials	$89,049	$75,652
Work-in-process	13,035	5,880
Finished goods	33,921	25,608
Total inventory	$136,005	$107,140

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	June 28,	December 28,
	2019	2018
Machinery and manufacturing equipment	$51,008	$41,332
Leasehold improvements	11,051	10,386
Internal-use computer software	15,626	14,416
Lease right of use assets	17,652	—
Building and land	22,921	18,978
Information systems, office equipment and furniture	8,603	7,262
Transportation equipment	4,403	3,932
Total	131,264	96,306
Less: accumulated depreciation and amortization	(36,167)	(31,518)
Property, plant and equipment, net	$95,097	$64,788

The Company’s long-lived assets by geographic location are as follows:

	June 28,	December 28,
	2019	2018
United States	$84,211	$59,056
International	10,886	5,732
Total long-lived assets	$95,097	$64,788

5. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from 1 to 8 years, some of which include options to extend the lease term for up to 5 years, and some of which include options to terminate the leases within 1 year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.69 years and the weighted-average incremental borrowing rate was 3.75% as of June 28, 2019.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Operating lease costs consisted of the following:

	For the three months ended	For the six months ended
	June 28, 2019	June 28, 2019
Operating lease cost	$1,549	$2,969
Other lease costs (1)	242	425
Total	$1,791	$3,394

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.

Lease costs for the three and six months ended June 29, 2018 were $1,630 and $3,326, respectively.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	June 28, 2019
Operating lease right-of-use assets	Property, plant and equipment	$17,652
Current lease liabilities	Accrued expenses	$5,990
Non-current lease liabilities	Other liabilities	$11,994

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2019 (excluding the six months ended June 28, 2019)	$2,979
2020	5,372
2021	3,779
2022	2,179
2023	2,194
Thereafter	3,151
Total lease payments	19,654
Less: imputed interest	(1,670)
Present value of lease liabilities	17,984
Less: current portion	(5,990)
Lease liabilities less current portion	$11,994

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

6. Accrued Expenses
Accrued expenses consisted of the following:

	June 28,	December 28,
	2019	2018
Payroll and related expenses	$12,392	$15,870
Current portion of lease liabilities	5,990	—
Warranty	6,208	6,433
Income tax payable	3,601	6,691
Other accrued expenses	6,111	4,613
Total	$34,302	$33,607

Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Beginning warranty liability	$5,740	$6,596	$6,433	$6,481
Charge to cost of sales	1,558	503	2,133	1,797
Fair value of warranty assumed in acquisition	100	—	100	—
Costs incurred	(1,190)	(957)	(2,458)	(2,136)
Ending warranty liability	$6,208	$6,142	$6,208	$6,142

7. Debt
Former Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with SunTrust Bank, N.A. and other named lenders, periodically was amended and restated, (the "Second Amended and Restated Credit Facility"). The Company paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into the new Credit Facility with Bank of America, N.A. ("Bank of America"). The Company expensed $516 of remaining debt issuance costs, which are included in other expense, net on the Condensed Consolidated Statements of Income.
New Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders (the "The Credit Facility"). The Credit Facility, which matures on June 3, 2024, provides a senior secured revolving line of credit with a maximum borrowing capacity of $250,000. The Company paid $510 in loan costs that will be deferred and amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.50%. At June 28, 2019, the one-month LIBOR and prime rates were 2.40% and 5.50%, respectively. At June 28, 2019, our weighted average interest rate on outstanding borrowing was 3.64%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 28, 2019.
The Credit Facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $5,000 was outstanding at June 28, 2019.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the line of credit under the Credit Facility:

June 28,
2019
Amount outstanding	$77,553
Standby letter of credit	5,000
Available borrowing capacity	167,447
Total borrowing capacity	$250,000
Maturity date	June 3, 2024

8. Commitments and Contingencies
Indemnification Agreements - In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise due to their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s results of operations, financial position or liquidity.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Other Commitments - On November 30, 2017, the Company through FF US Holding Corp. acquired an 80% interest in the business of Flagship, Inc. ("Tuscany"). The stockholders' agreement provides the Company with a call option (the "Call Option") to acquire the remaining 20% of Tuscany any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. In addition, if the Call Option has not been exercised as of November 30, 2024, the non-controlling owners shall be entitled to exercise a put option on November 30, 2024 and for a 180 day period thereafter, which would require the Company to purchase all of the remaining shares held by the non-controlling owners at a price that approximates fair market value.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. Ultimately, the Court remanded the case to the South Dakota Supreme Court on the question of “whether some other principle in the Court’s Commerce Clause doctrine might invalidate the Act,” which may delay federal legislation on the issue. However, as a result of the Court’s decision, additional states may now begin requiring all remote sellers, primarily those engaged in e-commerce, to register, collect and remit sales and use taxes on transactions with in-state customers. Numerous states have either enacted legislation or informally indicated that they will not assert liability for uncollected taxes on a retroactive basis. Nevertheless, the Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through June 28, 2019. Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

9. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	June 28, 2019				December 28, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Second Amended and Restated Credit facility	$—	$—	$—	$—	$—	$59,426	$—	$59,426
Non-controlling interest subject to put provisions	—	—	15,022	15,022	—	—	14,282	14,282
Total liabilities measured at fair value	$—	$—	$15,022	$15,022	$—	$59,426	$14,282	$73,708

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six month period ended June 28, 2019.
The Company used Level 2 inputs to determine the fair value of its Second Amended and Restated Credit Facility. As of December 28, 2018, the carrying amount of the principal under the Company’s Second Amended and Restated Credit Facility approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio. The Company paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into the new revolving Credit Facility with Bank of America.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The Company has potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement. If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and is revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company uses to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The carrying value of the non-controlling interest as of June 28, 2019 has been adjusted to reflect the valuation floor, which represents the sum of the initial valuation and the cumulative net earnings attributable to the non-controlling interest. The estimated fair values of the non-controlling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these non-controlling interest obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions.
The following table provides a reconciliation of the beginning and ending balances for the Company's redeemable non-controlling interest measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at December 28, 2018	$14,282
Net income attributable to non-controlling interest	740
Balance at June 28, 2019	$15,022

10. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of sales	$114	$131	$243	$233
Sales and marketing	113	139	239	299
Research and development	155	154	320	296
General and administrative	1,239	1,361	2,548	3,003
Total	$1,621	$1,785	$3,350	$3,831

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the six months ended June 28, 2019.

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 28, 2018	655	$29.34
Granted	19	$71.94
Canceled	(9)	$30.97
Vested	(169)	$26.45
Unvested at June 28, 2019	496	$31.91

As of June 28, 2019, the Company had approximately $11,208 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.46 years.
During the six months ended June 28, 2019, 190 shares of common stock were issued due to the exercise of stock options, resulting in proceeds of $966. No options to purchase common stock expired or were forfeited during the six months ended June 28, 2019. As of June 28, 2019, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

11. Income Taxes

	For the three months ended		For the six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Provision for (benefit of) income taxes	$4,522	$4,711	$7,123	$(1,868)
Effective tax rates	16.2%	20.0%	14.6%	(4.9)%

For the three and six months ended June 28, 2019, and the three months ended June 29, 2018, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1,808, $3,635, and $880 from excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.

For the six months ended June 29, 2018, the difference between the Company's effective tax benefit of 4.9% and the 21% federal statutory rate resulted primarily from a $9,838 one-time impact of the favorable conclusion of the 2015 U.S. Internal Revenue Service ("IRS") audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition due to uncertainty about whether the tax position would withstand audit. The results of the closing agreement with the IRS provided basis for the Company to conclude that the amortization and depreciation will be deductible for all open tax years. In addition, the effective tax rate benefited from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1,117 from excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The Company's federal tax returns for 2016 and forward, state tax returns for 2014 forward, and foreign tax returns from 2016 forward are subject to examination by tax authorities. The Company is currently under examination by the California state tax authority for 2015 and 2016.
The Company has obtained tax incentives in Switzerland that are effective on a formal basis through March 2019, and indefinitely on a statutory basis, as long as the Company's operations meet specified criteria. The effect of the tax incentive was not material to the Company's income tax provision for the three and six months ended June 28, 2019 and June 29, 2018.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

12. Related Party Agreements
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a former member of our Board of Directors who retired on August 28, 2018. Rent expense under this lease was $179 and $358 for the three and six months ended June 29, 2018, respectively.
On September 28, 2018, the Company purchased Tuscany's facilities from certain non-controlling interest stockholders who are also employees of the Company. The total purchase price was $3,750. The Company leased these properties prior to purchasing them. Rent expense under these leases was $86 and $171 for the three and six months ended June 29, 2018, respectively.

13. Acquisition
On May 3, 2019, the Company acquired substantially all assets of Air Ride Technologies, Inc. dba RideTech, a manufacturer of suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods. In connection with the acquisition, the Company paid approximately $13,971, of which $6,804 was cash on hand and $7,167 was from newly issued unregistered shares of common stock. The allocation of the purchase price to the assets acquired and liabilities assumed, including $5,156 in net working capital and $6,000 in identifiable intangible assets, is preliminary and subject to the completion of the Company's validation of working capital and its intangible valuation procedures, with the assistance of specialists. Goodwill acquired of $2,815, is expected to be deductible for income tax purposes. The acquisition was not material to the Company's financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:

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
As a result of the enactment of the Tax Cuts and Jobs Act (the "TCJA") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore provided a partial valuation allowance of $6.0 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income. There have been no material changes in the valuation allowance for foreign tax credits for the three and six month periods ended June 28, 2019 or June 29, 2018.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$192,122	$156,825	$353,822	$286,617
Cost of sales	129,902	104,412	240,545	192,561
Gross profit	62,220	52,413	113,277	94,056
Operating expenses:
Sales and marketing	11,264	9,802	20,526	18,535
Research and development	7,763	6,058	15,066	12,254
General and administrative	12,158	10,779	23,338	19,973
Amortization of purchased intangibles	1,564	1,499	3,057	3,068
Total operating expenses	32,749	28,138	61,987	53,830
Income from operations	29,471	24,275	51,290	40,226
Other expense, net:
Interest expense	1,005	832	1,834	1,631
Other expense (income)	582	(81)	569	200
Other expense, net	1,587	751	2,403	1,831
Income before income taxes	27,884	23,524	48,887	38,395
Provision for (benefit of) income taxes	4,522	4,711	7,123	(1,868)
Net income	23,362	18,813	41,764	40,263
Less: net income attributable to non-controlling interest	441	444	740	670
Net income attributable to FOX stockholders	$22,921	$18,369	$41,024	$39,593

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	66.6	68.0	67.2
Gross profit	32.4	33.4	32.0	32.8
Operating expenses:
Sales and marketing	5.9	6.3	5.8	6.5
Research and development	4.0	3.8	4.3	4.3
General and administrative	6.3	6.8	6.6	7.0
Amortization of purchased intangibles	0.8	1.0	0.9	1.1
Total operating expenses	17.0	17.9	17.6	18.9
Income from operations	15.4	15.5	14.4	13.9
Other expense, net:
Interest expense	0.5	0.5	0.5	0.6
Other expense (income)	0.3	(0.1)	0.2	0.1
Other expense, net	0.8	0.4	0.7	0.7
Income before income taxes	14.6	15.1	13.7	13.2
Provision for (benefit of) income taxes	2.4	3.0	2.0	(0.7)
Net income	12.2	12.1	11.7	13.9
Less: net income attributable to non-controlling interest	0.2	0.3	0.2	0.2
Net income attributable to FOX stockholders	12.0%	11.8%	11.5%	13.7%

Three months ended June 28, 2019 compared to three months ended June 29, 2018
Sales

	For the three months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Powered Vehicle products	$115.2	$82.2	$33.0	40.1%
Specialty Sports products	76.9	74.6	2.3	3.1
Total sales	$192.1	$156.8	$35.3	22.5%
Total sales for the three months ended June 28, 2019 increased approximately $35.3 million, or 22.5%, compared to the three months ended June 29, 2018. Powered Vehicle product sales increased by $33.0 million, or 40.1%, due to the continued high demand for on and off-road suspension products and higher OEM sales. Specialty Sports product sales increased by $2.3 million, or 3.1%, primarily driven by higher OEM sales.
Cost of sales

	For the three months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Cost of sales	$129.9	$104.4	$25.5	24.4%
Cost of sales for the three months ended June 28, 2019 increased approximately $25.5 million, or 24.4%, compared to the three months ended June 29, 2018. The increase in cost of sales was driven primarily by an increase in sales as well as certain business factors affecting gross margin which are discussed below.
For the three months ended June 28, 2019, our gross margin decreased 100 basis points to 32.4% compared to 33.4% for the three months ended June 29, 2018. The decrease in gross margin was primarily due to a change in customer and product mix as our larger North American OEMs represented a higher proportion of sales. Additionally, the higher than anticipated demand resulted in inefficiencies in the supply chain and manufacturing operations which also negatively affected gross margin. For the three months ended June 28, 2019, we also amortized $0.4 million of finished goods inventory valuation adjustments related to our acquisition of RideTech.
Operating expenses

	For the three months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$11.2	$9.8	$1.4	14.3%
Research and development	7.7	6.0	1.7	28.3
General and administrative	12.2	10.8	1.4	13.0
Amortization of purchased intangibles	1.6	1.5	0.1	6.7
Total operating expenses	$32.7	$28.1	$4.6	16.4%
Total operating expenses for the three months ended June 28, 2019 were $32.7 million compared to $28.1 million for the three months ended June 29, 2018. When expressed as a percentage of total sales, total operating expenses decreased to 17.0% of total sales for the three months ended June 28, 2019 compared to 17.9% of total sales in the three months ended June 29, 2018. The increase in operating expenses is primarily a result of investments in research and development to support future growth, acquisition expenses and operating costs relating to our newly acquired RideTech subsidiary, and increases in various other administrative expenses to support our growing business, partially offset by lower patent litigation-related expenses, while the reduction when expressed as a percentage of total sales is due to operating leverage on higher volume.

Within operating expenses, our sales and marketing expenses increased approximately $1.4 million primarily due to personnel costs and outside services, including costs related to RideTech. Research and development costs increased approximately $1.7 million primarily due to personnel costs and prototyping expenses as we continue to invest in product innovation. General and administrative expenses increased by approximately $1.4 million due to several factors including payroll related costs of $1.1 million, facility and depreciation expense of $0.8 million, professional fees of $0.5 million and various others, partially offset by a decrease of $1.5 million in litigation expenses.
Amortization of purchased intangible assets for the three months ended June 28, 2019 increased by approximately $0.1 million as compared to the three months ended June 29, 2018.
Income from operations

	For the three months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Income from operations	$29.5	$24.3	$5.2	21.4%
As a result of the factors discussed above, income from operations for the three months ended June 28, 2019 increased approximately $5.2 million, or 21.4%, compared to income from operations for the three months ended June 29, 2018.
Other expense, net

	For the three months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.0	$0.8	$0.2	25.0%
Other expense (income)	0.6	(0.1)	0.7	(700.0)
Other expense, net	$1.6	$0.7	$0.9	128.6%
Other expense, net for the three months ended June 28, 2019 increased by $0.9 million to $1.6 million compared to $0.7 million for the three months ended June 29, 2018. The increase in other expense, net is primarily due to the write off of $0.5 million of debt issuance costs associated with the repayment of the Company's previous Second Amended and Restated Credit Facility upon entering into the new Credit Facility in June 2019, as well as higher interest costs.
Income taxes

	For the three months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Provision for income taxes	$4.5	$4.7	$(0.2)	(4.3)%
The effective tax rates were 16.2% and 20.0% for the three months ended June 28, 2019 and June 29, 2018, respectively.
For the three months ended June 28, 2019 and June 29, 2018, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The effective tax rate for the three months ended June 28, 2019 decreased as compared to the same period in 2018 primarily as a result of excess benefits related to stock-based compensation of $1.8 million in 2019 compared to $0.9 million in 2018.

Net income

	For the three months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Net income	$23.4	$18.8	$4.6	24.5%
As a result of the factors described above, our net income increased $4.6 million, or 24.5%, to $23.4 million in the three months ended June 28, 2019 from $18.8 million for the three months ended June 29, 2018.

Six months ended June 28, 2019 compared to six months ended June 29, 2018
Sales

	For the six months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Powered Vehicle products	$212.0	$154.4	$57.6	37.3%
Specialty Sports products	141.8	132.2	9.6	7.3
Total sales	$353.8	$286.6	$67.2	23.4%
Total sales for the six months ended June 28, 2019 increased approximately $67.2 million, or 23.4%, compared to the six months ended June 29, 2018. Powered Vehicle product sales increased by $57.6 million, or 37.3%, due to the continued high demand for on and off-road suspension products and higher OEM sales. Specialty Sports product sales increased by $9.6 million, or 7.3%, primarily driven by higher OEM sales.
Cost of sales

	For the six months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Cost of sales	$240.5	$192.6	$47.9	24.9%
Cost of sales for the six months ended June 28, 2019 increased approximately $47.9 million, or 24.9%, compared to the six months ended June 29, 2018. The increase in cost of sales was driven primarily by an increase in sales as well as certain business factors affecting gross margin which are discussed below.
For the six months ended June 28, 2019, our gross margin decreased 80 basis points to 32.0% compared to 32.8% for the six months ended June 29, 2018. The decrease in gross margin was primarily due to a change in customer and product mix as our larger North American OEMs represented a higher proportion of sales. Additionally, the higher than anticipated demand resulted in inefficiencies in the supply chain and manufacturing operations which also negatively impacted gross margin.

Operating expenses

	For the six months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$20.5	$18.5	$2.0	10.8%
Research and development	15.1	12.3	2.8	22.8
General and administrative	23.3	20.0	3.3	16.5
Amortization of purchased intangibles	3.1	3.1	—	—
Total operating expenses	$62.0	$53.9	$8.1	15.0%
Total operating expenses for the six months ended June 28, 2019 were $62.0 million compared to $53.9 million for the six months ended June 29, 2018. When expressed as a percentage of total sales, total operating expenses decreased to 17.6% of total sales for the six months ended June 28, 2019 compared to 18.9% of total sales in the six months ended June 29, 2018. The increase in operating expenses is primarily due to personnel costs as we continue to invest in product innovation, acquisition expenses and operating costs relating to our newly acquired RideTech subsidiary, and increases in various other administrative expenses to support our growing business, partially offset by lower patent litigation-related expenses.
Within operating expenses, our sales and marketing expenses increased approximately $2.0 million primarily due to personnel costs and outside services. Research and development expenses increased approximately $2.8 million primarily due to personnel costs and prototyping expenses as we continue to invest in product innovation. General and administrative expenses increased by approximately $3.3 million due to payroll related costs of $2.1 million, facility and depreciation expense of $1.2 million, professional fees of $0.6 million, and various other items partially offset by a decrease of $0.8 million in litigation expenses.
Amortization of purchased intangible assets for the six months ended June 28, 2019 remained consistent with the same period in the prior year.
Income from operations

	For the six months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Income from operations	$51.3	$40.2	$11.1	27.6%
As a result of the factors discussed above, income from operations for the six months ended June 28, 2019 increased approximately $11.1 million, or 27.6%, compared to income from operations for the six months ended June 29, 2018.
Other expense, net

	For the six months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.8	$1.6	$0.2	12.5%
Other expense	0.6	0.2	0.4	200.0
Other expense, net	$2.4	$1.8	$0.6	33.3%
Other expense, net for the six months ended June 28, 2019 increased by $0.6 million to $2.4 million compared to $1.8 million for the six months ended June 29, 2018. The increase in other expense, net is primarily due to the write off of $0.5 million of debt issuance costs associated with the repayment of the Company's previous Second Amended and Restated Credit Facility upon entering into the new Credit Facility in June 2019, as well as higher interest costs.

Income taxes

	For the six months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Provision for (benefit of) income taxes	$7.1	$(1.9)	$9.0	(473.7)%
We had an effective tax rate of 14.6% for the six months ended June 28, 2019, compared to an effective tax benefit rate 4.9% for the six months ended June 29, 2018.
For the six months ended June 28, 2019, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $3.6 million of excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
For the six months ended June 29, 2018, the difference between our effective tax benefit rate and the 21% federal statutory rate resulted primarily from a $9.8 million one-time impact of the favorable conclusion of our 2015 U.S. Internal Revenue Service ("IRS") audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition of the Company by our former majority shareholder due to uncertainty about whether the tax position would withstand audit. The results of the audit and the May 2018 IRS closing agreement provided a basis for us to conclude that the amortization and depreciation will be deductible for all open tax years. In addition, the effective tax rate benefited from $1.1 million of excess benefits related to stock-based compensation, lower foreign tax rates, lower effective federal rates on foreign derived intangible income, and research and development credits. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The change in income tax provision for the six months ended June 28, 2019, as compared to the tax benefit for the six months ended June 29, 2018, was primarily a result of the $9.8 million one-time impact of the favorable conclusion of the 2015 IRS audit in 2018. The effective tax rate for the six months ended June 29, 2018 was 20.6%, exclusive of the audit benefit, and exceeded the effective tax rate for the six months ended June 28, 2019 primarily as a result of the 2019 increase of $2.5 million in excess benefits related to stock-based compensation.
Net income

	For the six months ended
(in millions)	June 28, 2019	June 29, 2018	Change ($)	Change (%)
Net income	$41.8	$40.3	$1.5	3.7%
As a result of the factors described above, our net income increased $1.5 million, or 3.7%, to $41.8 million in the six months ended June 28, 2019 from $40.3 million for the six months ended June 29, 2018.

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

	For the six months ended
(in thousands)	June 28, 2019	June 29, 2018
Net cash provided by operating activities	$20,424	$32,855
Net cash used in investing activities	(23,181)	(9,046)
Net cash provided by (used in) financing activities	13,693	(36,853)
Effect of exchange rate changes on cash and cash equivalents	127	(217)
Increase (decrease) in cash and cash equivalents	$11,063	$(13,261)
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the six months ended June 28, 2019, net cash provided by operating activities was $20.4 million and consisted of net income of $41.8 million, plus non-cash items totaling $11.4 million and less changes in operating assets and liabilities totaling $32.8 million. Non-cash items and other adjustments consisted of depreciation and amortization of $8.3 million, stock-based compensation of $3.4 million, and loss on the extinguishment of debt of $0.5 million, offset by a $0.8 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increases in accounts receivable of $17.1 million, inventory of $25.0 million, and prepaids and other assets of $0.4 million, and decreases in accrued expenses of $2.5 million and income taxes of $3.4 million, partially offset by an increase in accounts payable of $15.6 million. The changes in inventory, accounts payable, accrued expenses, accounts receivable and prepaids and other assets are primarily due to seasonal impacts on working capital. The decrease in income taxes payable is primarily due to the timing of estimated tax payments and refunds.
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
Investing activities
Cash used in investing activities relates to acquisitions and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the six months ended June 28, 2019 and June 29, 2018, net cash used in investing activities was $23.2 million and $9.0 million, respectively. Investing activities for the six months ended June 28, 2019 consisted of $16.4 million of property and equipment additions and $6.8 million of cash consideration for our acquisition in RideTech.
Our capital expenditures for the six months ended June 29, 2018 consisted entirely of property and equipment additions.

Financing activities
Cash provided by or used in financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the six months ended June 28, 2019, net cash provided by financing activities was $13.7 million, which consisted of $45.0 million in proceeds from our line of credit, partially offset by $25.0 million paid on our line of credit and $2.8 million paid on our term debt. In addition, we paid $3.5 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program.
In the six months ended June 29, 2018, net cash used in financing activities was $36.9 million, which consisted of $30.5 million paid on our line of credit and $2.3 million paid on our term debt. In addition, we paid $4.0 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options as part of our stock-based compensation program.
Former Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with SunTrust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the term loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the term loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016, respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. Further technical amendments were made on August 11, 2016, June 12, 2017, November 30, 2017 and November 14, 2018 (as most recently amended and restated and as further amended, the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides a maturing secured term loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021. We paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into a new credit facility with Bank of America.
New Credit Facility
In June 2019, we entered into a credit facility with Bank of America and other named lenders (the "Credit Facility"). The Credit Facility, which matures on June 3, 2024, provides a senior secured revolving line of credit with a maximum borrowing capacity of $250.0 million.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.50%. At June 28, 2019, the one-month LIBOR and prime rates were 2.40% and 5.50%, respectively. At June 28, 2019, our weighted average interest rate on outstanding borrowing was 3.64%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 28, 2019.
Hall County, Georgia Project - Phase 1

As previously announced on October 31, 2018, the Company is expanding its manufacturing and operations capacity and relocating the Company’s headquarters to Hall County, Georgia. The Company plans to invest up to $50.0 million in capital expenditures and employ up to 800 personnel over the next five years, dependent on market and general economic conditions in Georgia. The Company currently estimates that the first phase of the project will be completed in mid 2020 and that the capital expenditures required to increase its existing manufacturing, warehousing, distribution and office space will be approximately $39.0 million.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2019. Based on the evaluation of our disclosure controls and procedures as of June 28, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Our growth strategy involves the continuous development of innovative performance-defining products. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete for not only end users who purchase our products through the dealers and distributors who are our customers, but also for the OEMs, which incorporate our products into their bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition or results of operations.
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
The industries in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell performance-defining products to OEMs and aftermarket dealers and distributors, including OEMs that produce their own lines of products for their own use. Our continued success depends on our ability to continue to compete effectively against our competitors, some of which have significantly greater financial, marketing and other resources than we have. In addition, several of our competitors offer broader product lines to OEMs, which they may sell in connection with suspension products as part of a package offering. In the future, our competitors may be able to maintain and grow brand strength and market share more effectively or quickly than we do by anticipating the course of market developments more accurately than we do, developing products that are superior to our products, creating manufacturing or distribution capabilities that are superior to ours, producing similar products at a lower cost than we can or adapting more quickly than we do to new technologies or evolving regulatory, industry or customer requirements, among other possibilities. In addition, we may encounter increased competition if our current competitors broaden their product offerings by beginning to produce additional types of performance-defining products or through competitor consolidations. We could also face competition from well-capitalized entrants into these product markets, as well as aggressive pricing tactics by other manufacturers trying to gain market share. As a result, our products may not be able to compete successfully with our competitors’ products, which could negatively affect our business, financial condition or results of operations.

Our business is sensitive to economic conditions that impact consumer spending. Our performance-defining products, and the bike and powered vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the United States and countries in Europe. These areas either are in the process of recovering from recession or, in some cases, are still struggling with recession, disruption in banking and/or financial systems, economic weakness and uncertainty. In addition, our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
OEMs, dealers and distributors select our products in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the performance-defining products industry and continue to provide high quality products and services. In addition, we will need to continue to invest in sponsorships, marketing and public relations.
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
Changes in our customer, channel and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate.
From time to time, we may experience changes in our customer, channel and product mix from changes in demands from existing customers due to shifts in their products and markets. Additionally, the Company may pursue new customers and markets. Such changes in customers, channel and product mix could place demands that are more rigorous on our infrastructure and supply chain and could result in changes to our profitability and profitability percentages. If customers begin to require more lower-margin products from us and fewer higher-margin products, or place demands on our performance that increase our costs, our business, results of operations and financial condition may suffer.
A disruption in the operations of our facilities, or delays in our planned expansion of certain facilities, could have a negative effect on our business, financial condition or results of operations.
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to use, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of our entire bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. Additionally, in 2018 we announced the planned construction of our new campus in Hall County, Georgia to further diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and expect to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Significant construction delays or other unforeseen difficulties in our Georgia expansion project and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the United States largely through ports on the West Coast. Longshoremen, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. While the West Coast ports labor dispute ended with a five-year agreement, it lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations.
Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
We are dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a "key person" life insurance policy on Mr. Dennison or any other key employees. We believe that the top nine members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. We could also be adversely affected if we fail to attract and retain talent throughout our organization. For instance, we rely on skilled and well-trained engineers for the design and production of our products, as well as in our research and development functions. Competition for such individuals is intense, particularly in California where several of our facilities are located. Our inability to attract or retain qualified employees in our design, production or research and development functions or elsewhere in our Company could result in diminished quality of our products and delinquent production schedules or impede our ability to develop new products. Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.
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
If current or future professional athletes and race teams do not use our products, our brands could lose value and our sales could decline. While our sponsorship agreements typically restrict our sponsored athletes and race teams from promoting, endorsing or using competitors’ products that compete directly within our product categories during the term of the sponsorship agreements, we do not typically have long-term contracts with any of the athletes or race teams whom we sponsor.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum. Over the past 18 months, the United States has imposed 25 percent tariffs on $250 billion worth of imports from China, and has threatened tariffs "up to 25 percent" on an additional $300 billion of imports from China. The United States has taken steps to impose tariffs on global imports of automobiles and auto parts, as well as products from the European Union as a result of a dispute at the World Trade Organization. While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs as well as the operating performance of our customers, thus negatively affecting our sales, gross margin and operating performance. Additionally, there is a risk that the U.S. tariffs on imports could be met with additional retaliatory tariffs on U.S. produced exports and that a broader trade conflict could ensue. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.
Our sales could be adversely impacted by the disruption or cessation of sales by other bike component manufacturers or if other bike component manufacturers enter into the specialty bike component market.
Most of the bikes incorporating our suspension products also use products and components manufactured by other bike component manufacturers. If such component manufacturers were to cease selling their products and components on a standalone basis, their sales are disrupted, or their competitive market position or reputation is diminished, customers could migrate to competitors that sell complementary bike products that we do not sell. Moreover, such bike component manufacturers could begin manufacturing bike suspension products, wheels, or cranks, or bundle their bike components with suspension products, wheels or cranks manufactured by competitors. If any of the foregoing were to occur, our sales could decrease and our business, financial condition or results of operations could suffer.

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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®, to be used with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. However, we may not be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products which imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the National Highway Traffic Safety Administration ("NHTSA"), the U.S. Consumer Product Safety Commission ("CPSC") and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, in October 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products. Most recently, in May 2017, we announced a voluntary recall of approximately 2,460 of FOX's Harley Davidson specific aftermarket motorcycle shock absorbers. In the case of OEM sales, each manufacturer has its own practices regarding product recalls and other product liability actions that could involve its suppliers. Additionally, as suppliers become more integrally involved in the design process and assume a greater role in the overall system design, OEMs could potentially look to us to share in the cost if faced with recalls and product liability claims.
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

Our Credit Facility places operating restrictions on us and creates default risks.
Our Credit Facility contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:

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
If we are unable to comply with the covenants contained in our Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our Credit Facility, which constitutes substantially all of our assets.
We will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
In the future, we and our subsidiaries may be able to incur substantial additional debt from amendments to the Credit Facility, additional lending sources subject to the restrictions contained in the Credit Facility, or because of certain debt instruments we may issue.
As of June 28, 2019, we had $77.6 million of indebtedness and $167.4 million in revolving credit available to borrow under the Credit Facility. Our ability to borrow under the Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the Credit Facility.
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
Our outstanding indebtedness under the Credit Facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.
Borrowings under our Credit Facility bear interest on a variable rate, which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Credit Facility will increase our interest expense.
As of June 28, 2019, we had $77.6 million of indebtedness, bearing interest at a variable rate, outstanding under the Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $77.6 million of variable interest rate indebtedness that was outstanding as of June 28, 2019, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million change to our interest expense for the three months ended June 28, 2019.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, eliminating the deductibility of certain fringe benefits, permitting immediate expensing of certain capital expenditures, limiting interest deductions, modifying the tax treatment of like kind exchanges, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon the passage of the legislation, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and will continue to be subject to potential amendments and technical corrections, as well as notices, interpretations and implementation of regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. For example, the interpretation the IRS Notice regarding the deduction limitation on executive compensation resulted in a $1.4 million increase in our tax provision in the third quarter of 2018. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how foreign governments will view the changes.
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
As of June 28, 2019, we employed approximately 2,550 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Also, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
Increasing focus on environmental, social and governance responsibility, may impose additional costs on us and expose us to new risks.
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
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations, which may be mandatory, have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers and us. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate.

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
We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, additional environmental issues relating to presently known or unknown matters could give rise to currently unanticipated investigation, assessment or expenditures. Compliance with laws that are more stringent or regulations, as well as different interpretations of existing laws, more vigorous enforcement by regulators or unanticipated events, could require additional expenditures that may materially affect our business, financial condition or results of operations.
Federal, state, local, foreign and international laws and regulations relating to land-use, and noise and air pollution may have a negative impact on our future sales and results of operations.
The products in our powered vehicles line are used in vehicles that are subject to numerous federal, state, local, foreign and international laws and regulations relating to noise and air pollution. Powered vehicles, and even bikes, have become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and Side-by-Side riding is not allowed in Zion National Park, among many other national and state parks. In addition, recreational snowmobiling has been restricted in some national parks and federal lands in Canada, the United States and other countries. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease and our business, financial condition or results of operations could suffer.
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
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those that are "single-source" suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input or an equivalent substitute. We do not maintain long-term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. If we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the United States or in Taiwan, our business, financial condition or results of operations could be materially and adversely impacted.
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
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to utilize, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of our entire bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. No assurances can be given that consumers will not be adversely influenced by the fact that such products will no longer be manufactured in the United States or that consumers and OEM customers may not otherwise perceive that the quality of our products is lowered as a result of the fact that the majority are manufactured overseas. Such perceptions could adversely affect our business, financial condition or results of operations.

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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $83.74 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 38,383,905 of which shares were outstanding as of June 28, 2019. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business or us. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business or our industry, our stock price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended June 28, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
3/30 - 5/3	18,619	$75.34	—
5/4 - 5/31	14,986	$74.94	—
6/1 - 6/28	—	$—	—
Total	33,605	$75.16	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.
Recent Sales of Unregistered Securities
On May 3, 2019, the Company acquired substantially all the assets of Air Ride Technologies, Inc. dba RideTech. In connection with this acquisition, the Company paid approximately $14.0 million through a combination of $6.8 million cash on hand and issuance of 98,281 unregistered shares of the Company's common stock to previous owners of RideTech valued at $7.2 million. These shares were not registered under the Securities Act. Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Credit Agreement among Fox Factory Holding Corp., the financial institutions party thereto and Bank of America, N.A., dated June 3, 2019	8-K	001-36040	June 4, 2019

10.2†	Amendment and Restated Employment Agreement, effective June 29, 2019, between Fox Factory Holding Corp. and Larry L. Enterline	8-K	001-36040	July 1, 2019

10.3†	Amendment and Restated Employment Agreement, effective June 29, 2019, between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
July 31, 2019		Zvi Glasman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)