Form 10-Q
period 2019-09-27
FOX FACTORY HOLDING CORP
filed 2019-10-30
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2019, there were 38,524,318 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 27, 2019 and December 28, 2018	1
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 27, 2019 and September 28, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 27, 2019 and September 28, 2018	3
	Unaudited Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the Three and Nine Months Ended September 27, 2019 and September 28, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2019 and September 28, 2018	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
Signatures		55

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	September 27,	December 28,
	2019	2018

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,979	$27,958
Accounts receivable (net of allowances of $1,036 and $600 at September 27, 2019 and December 28, 2018, respectively)	106,798	78,882
Inventory	131,228	107,140
Prepaids and other current assets	29,604	17,967
Total current assets	299,609	231,947
Property, plant and equipment, net	102,557	64,788
Deferred tax assets	20,837	15,328
Goodwill	93,515	88,850
Intangibles, net	83,575	83,974
Other assets	476	367
Total assets	$600,569	$485,254
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,853	$55,086
Accrued expenses	36,559	33,607
Reserve for uncertain tax positions	1,187	1,169
Current portion of long-term debt	—	6,923
Total current liabilities	102,599	96,785
Line of credit	73,000	—
Long-term debt, less current portion	—	52,503
Other liabilities	12,639	479
Total liabilities	188,238	149,767
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Redeemable non-controlling interest	15,711	14,282
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of September 27, 2019 and December 28, 2018	—	—
Common stock, $0.001 par value — 90,000 authorized; 39,414 shares issued and 38,524 outstanding as of September 27, 2019; 38,881 shares issued and 37,991 outstanding as of December 28, 2018	38	38
Additional paid-in capital	121,348	116,019
Treasury stock, at cost; 890 common shares as of September 27, 2019 and December 28, 2018	(13,754)	(13,754)
Accumulated other comprehensive loss	(981)	(784)
Retained earnings	289,969	219,686
Total stockholders’ equity	396,620	321,205
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$600,569	$485,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Sales	$211,317	$175,798	$565,139	$462,415
Cost of sales	141,500	115,312	382,045	307,872
Gross profit	69,817	60,486	183,094	154,543
Operating expenses:
Sales and marketing	11,660	9,606	32,186	28,142
Research and development	8,376	6,765	23,442	19,019
General and administrative	12,727	11,164	36,065	31,137
Amortization of purchased intangibles	1,694	1,499	4,751	4,567
Total operating expenses	34,457	29,034	96,444	82,865
Income from operations	35,360	31,452	86,650	71,678
Other expense, net:
Interest expense	748	748	2,582	2,379
Other (income) expense	(37)	180	532	380
Other expense, net	711	928	3,114	2,759
Income before income taxes	34,649	30,524	83,536	68,919
Provision for income taxes	4,473	5,788	11,596	3,919
Net income	30,176	24,736	71,940	65,000
Less: net income attributable to non-controlling interest	689	424	1,429	1,094
Net income attributable to FOX stockholders	$29,487	$24,312	$70,511	$63,906
Earnings per share:
Basic	$0.77	$0.64	$1.84	$1.69
Diluted	$0.75	$0.62	$1.80	$1.64
Weighted average shares used to compute earnings per share:
Basic	38,451	37,886	38,259	37,743
Diluted	39,174	39,052	39,151	38,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Net income	$30,176	$24,736	$71,940	$65,000
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax effects	(352)	401	(197)	(452)
Other comprehensive (loss) income	(352)	401	(197)	(452)
Comprehensive income	29,824	25,137	71,743	64,548
Less: comprehensive income attributable to non-controlling interest	689	424	1,429	1,094
Comprehensive income attributable to FOX stockholders	$29,135	$24,713	$70,314	$63,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity		Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 29, 2017	38,497	$38	890	$(13,754)	$112,793	$(168)	$135,926	$234,835		$12,955
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	49	—	—	—	(1,375)	—	—	(1,375)		—
Redeemable non-controlling interest	—	—	—	—	—	—	(1,011)	(1,011)		1,011
Stock-based compensation expense	—	—	—	—	2,046	—	—	2,046		—
Foreign currency translation adjustment	—	—	—	—	—	475	—	475		—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(281)	(281)		—
Net Income	—	—	—	—	—	—	21,224	21,224		226
Balance - March 30, 2018	38,546	$38	890	$(13,754)	$113,464	$307	$155,858	$255,913	—	$14,192
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	103	—	—	—	(2,657)	—	—	(2,657)		—
Redeemable non-controlling interest	—	—	—	—	—	—	448	448		(448)
Stock-based compensation expense	—	—	—	—	1,785	—	—	1,785		—
Foreign currency translation adjustment	—	—	—	—	—	(1,328)	—	(1,328)		—
Net Income	—	—	—	—	—	—	18,369	18,369		444
Balance - June 29, 2018	38,649	$38	890	$(13,754)	$112,592	$(1,021)	$174,675	$272,530		$14,188
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	229	—	—	—	(7)	—	—	(7)		—
Redeemable non-controlling interest	—	—	—	—	—	—	(240)	(240)		240
Stock-based compensation expense	—	—	—	—	1,818	—	—	1,818		—
Foreign currency translation adjustment	—	—	—	—	—	401	—	401		—
Net Income	—	—	—	—	—	—	24,312	24,312		424
Balance - September 28, 2018	38,878	$38	890	$(13,754)	$114,403	$(620)	$198,747	$298,814		$14,852
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 28, 2018	38,881	$38	890	$(13,754)	$116,019	$(784)	$219,686	$321,205	$14,282
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	180	—	—	—	(1,229)	—	—	(1,229)	—
Stock-based compensation expense	—	—	—	—	1,729	—	—	1,729	—
Foreign currency translation adjustment	—	—	—	—	—	(159)	—	(159)	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(228)	(228)	—
Net Income	—	—	—	—	—	—	18,103	18,103	299
Balance - March 29, 2019	39,061	$38	890	$(13,754)	$116,519	$(943)	$237,561	$339,421	$14,581
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	115	—	—	—	(2,264)	—	—	(2,264)	—
Issuance of stock for business acquisition	98	—	—	—	7,167	—	—	7,167	—
Stock-based compensation expense	—	—	—	—	1,621	—	—	1,621	—
Foreign currency translation adjustment	—	—	—	—	—	314	—	314	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—		—	—
Net Income	—		—	—	—	—	22,921	22,921	441
Balance - June 28, 2019	39,274	$38	890	$(13,754)	$123,043	$(629)	$260,482	$369,180	$15,022
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	140	—	—	—	(3,300)	—	—	(3,300)	—
Stock-based compensation expense	—	—	—	—	1,605	—	—	1,605	—
Foreign currency translation adjustment	—	—	—	—	—	(352)	—	(352)	—
Net Income	—	—	—	—	—	—	29,487	29,487	689
Balance - September 27, 2019	39,414	$38	890	$(13,754)	$121,348	$(981)	$289,969	$396,620	$15,711
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 27, 2019	September 28, 2018
OPERATING ACTIVITIES:
Net income	$71,940	$65,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,967	10,911
Stock-based compensation	4,955	5,649
Deferred taxes and uncertain tax positions	(5,503)	(12,258)
Loss on extinguishment of debt	516	—
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(28,257)	(24,760)
Inventory	(20,339)	(20,403)
Income taxes	(7,339)	(1,328)
Prepaids and other assets	(7,577)	80
Accounts payable	9,797	35,717
Accrued expenses and other liabilities	(236)	2,144
Net cash provided by operating activities	30,924	60,752
INVESTING ACTIVITIES:
Purchases of property and equipment	(25,903)	(20,412)
Acquisition of businesses	(6,804)	—
Net cash used in investing activities	(32,707)	(20,412)
FINANCING ACTIVITIES:
Proceeds from line of credit	67,500	—
Payments on line of credit	(52,053)	(35,585)
Repayment of debt	(2,813)	(3,750)
Repurchases from stock compensation program, net	(6,793)	(4,041)
Net cash provided by (used in) financing activities	5,841	(43,376)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(37)	(79)

CHANGE IN CASH AND CASH EQUIVALENTS	4,021	(3,115)
CASH AND CASH EQUIVALENTS—Beginning of period	27,958	35,947
CASH AND CASH EQUIVALENTS—End of period	$31,979	$32,832
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$24,402	$17,664
Cash paid for interest, net of capitalized interest	$1,971	$2,223
Cash paid for amounts included in the measurement of lease liabilities	$4,476	$—
Non-cash operating activities:
Refinancing of the Second Amended and Restated Credit Facility	$88,875	$—
Right-of-use assets obtained in exchange for lease obligations	$8,565	$—
Acquisition of business in exchange for equity	$7,167	$—
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
The Company operates on a 52-53 week fiscal calendar. For 2019 and 2018, the Company's fiscal year will end or has ended on January 3, 2020 and December 28, 2018, respectively. The twelve month periods ended January 3, 2020 and December 28, 2018, will include or have included 53 and 52 weeks, respectively. The three and nine month periods ended September 27, 2019 and September 28, 2018 each included 13 weeks and 39 weeks, respectively.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are subsequently recognized in the period that the customer utilizes the future discount. Measuring the material rights requires judgments including forecasts of future sales and product mix. At September 27, 2019, the balance of deferred revenue related to pricing provisions was $154. These amounts are expected to be recognized over the next 12 months. Revenues exclude sales tax.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Powered Vehicles	$130,022	$94,891	$341,976	$249,272
Specialty Sports	81,295	80,907	223,163	213,143
Total sales	$211,317	$175,798	$565,139	$462,415

The following table summarizes total sales by sales channel:

	For the three months ended		For the nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
OEM	$131,678	$106,834	$349,504	$266,886
Aftermarket	79,639	68,964	215,635	195,529
Total sales	$211,317	$175,798	$565,139	$462,415

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
North America	$142,624	$108,140	$383,414	$289,875
Asia	37,521	34,058	88,888	86,228
Europe	29,024	28,351	87,074	77,759
Rest of the world	2,148	5,249	5,763	8,553
Total sales	$211,317	$175,798	$565,139	$462,415

3. Inventory
Inventory consisted of the following:

	September 27,	December 28,
	2019	2018
Raw materials	$91,947	$75,652
Work-in-process	10,822	5,880
Finished goods	28,459	25,608
Total inventory	$131,228	$107,140

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

4. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	September 27,	December 28,
	2019	2018
Machinery and manufacturing equipment	$53,384	$41,332
Leasehold improvements	11,618	10,386
Internal-use computer software	16,000	14,416
Lease right of use assets	18,632	—
Building and land	27,629	18,978
Information systems, office equipment and furniture	9,539	7,262
Transportation equipment	4,653	3,932
Total	141,455	96,306
Less: accumulated depreciation and amortization	(38,898)	(31,518)
Property, plant and equipment, net	$102,557	$64,788

The Company’s long-lived assets by geographic location are as follows:

	September 27,	December 28,
	2019	2018
United States	$91,414	$59,056
International	11,143	5,732
Total long-lived assets	$102,557	$64,788

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
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.48 and the weighted-average incremental borrowing rate was 3.75% as of September 27, 2019.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Operating lease costs consisted of the following:

	For the three months ended	For the nine months ended
	September 27, 2019	September 27, 2019
Operating lease cost	$1,581	$4,550
Other lease costs (1)	338	763
Total	$1,919	$5,313

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.

Lease costs for the three and nine months ended September 28, 2018 were $1,597 and $4,923, respectively.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	September 27, 2019
Operating lease right-of-use assets	Property, plant and equipment	$18,632
Current lease liabilities	Accrued expenses	$6,373
Non-current lease liabilities	Other liabilities	$12,639

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2019 (excluding the nine months ended September 27, 2019)	$1,577
2020	6,169
2021	4,465
2022	2,890
2023	2,507
Thereafter	3,102
Total lease payments	20,710
Less: imputed interest	(1,698)
Present value of lease liabilities	19,012
Less: current portion	(6,373)
Lease liabilities less current portion	$12,639

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

6. Accrued Expenses
Accrued expenses consisted of the following:

	September 27,	December 28,
	2019	2018
Payroll and related expenses	$13,936	$15,870
Current portion of lease liabilities	6,373	—
Warranty	6,146	6,433
Income tax payable	3,304	6,691
Other accrued expenses	6,800	4,613
Total	$36,559	$33,607

Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Beginning warranty liability	$6,208	$6,142	$6,433	$6,481
Charge to cost of sales	1,054	1,587	3,204	3,418
Fair value of warranty assumed in acquisition	—	—	100	—
Costs incurred	(1,116)	(1,307)	(3,591)	(3,477)
Ending warranty liability	$6,146	$6,422	$6,146	$6,422

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

7. Debt
Former Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with SunTrust Bank, N.A. and other named lenders, which was periodically amended and restated (the "Second Amended and Restated Credit Facility"). The Company paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into the new Credit Facility with Bank of America, N.A. ("Bank of America"). The Company expensed $516 of remaining debt issuance costs, which are included in other expense, net on the Condensed Consolidated Statements of Income.
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
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.50%. At September 27, 2019, the one-month LIBOR and prime rates were 2.03% and 5.00%, respectively. At September 27, 2019, our weighted average interest rate on outstanding borrowing was 3.15%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 27, 2019.
The Credit Facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $5,000 was outstanding at September 27, 2019.
The following table summarizes the line of credit under the Credit Facility:

September 27,
2019
Amount outstanding	$73,000
Standby letter of credit	5,000
Available borrowing capacity	172,000
Total borrowing capacity	$250,000
Maturity date	June 3, 2024

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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes that the lawsuits are without merit and intends vigorously to defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit. Regarding that appeal the Company has further moved the CAFC for remand of the ‘027 IPR to the PTAB. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious.
In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. The Company filed a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The U.S. District Court, Northern District of Illinois, has lifted the stay of the SRAM lawsuits against the Company. The Company filed and SRAM filed lawsuits are now moving forward in the respective courts.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

Other Commitments - On November 30, 2017, the Company through FF US Holding Corp. acquired an 80% interest in the business of Flagship, Inc. ("Tuscany"). The stockholders' agreement provides the Company with a call option (the "Call Option") to acquire the remaining 20% of Tuscany any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. In addition, if the Call Option has not been exercised as of November 30, 2024, the non-controlling owners shall be entitled to exercise a put option on November 30, 2024 and for a 180-day period thereafter, which would require the Company to purchase all of the remaining shares held by the non-controlling owners at a price that approximates fair market value.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. Ultimately, the Court remanded the case to the South Dakota Supreme Court on the question of “whether some other principle in the Court’s Commerce Clause doctrine might invalidate the Act,” which may delay federal legislation on the issue. However, as a result of the Court’s decision, additional states may now begin requiring all remote sellers, primarily those engaged in e-commerce, to register, collect and remit sales and use taxes on transactions with in-state customers. Numerous states have either enacted legislation or informally indicated that they will not assert liability for uncollected taxes on a retroactive basis. Nevertheless, the Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through September 27, 2019. Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

9. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	September 27, 2019				December 28, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Second Amended and Restated Credit facility	$—	$—	$—	$—	$—	$59,426	$—	$59,426
Non-controlling interest subject to put provisions	—	—	15,711	15,711	—	—	14,282	14,282
Total liabilities measured at fair value	$—	$—	$15,711	$15,711	$—	$59,426	$14,282	$73,708

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine month period ended September 27, 2019.
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
The Company has potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement. If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and is revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company uses to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The carrying value of the non-controlling interest as of September 27, 2019 has been adjusted to reflect the valuation floor, which represents the sum of the initial valuation and the cumulative net earnings attributable to the non-controlling interest. The estimated fair values of the non-controlling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these non-controlling interest obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions.
The following table provides a reconciliation of the beginning and ending balances for the Company's redeemable non-controlling interest measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at December 28, 2018	$14,282
Net income attributable to non-controlling interest	1,429
Balance at September 27, 2019	$15,711

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

10. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Cost of sales	$107	$124	$350	$356
Sales and marketing	136	128	375	428
Research and development	198	174	518	470
General and administrative	1,164	1,392	3,712	4,395
Total	$1,605	$1,818	$4,955	$5,649
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the nine months ended September 27, 2019:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 28, 2018	655	$29.34
Granted	126	$75.10
Canceled	(59)	$31.41
Vested	(286)	$25.76
Unvested at September 27, 2019	436	$44.62

As of September 27, 2019, the Company had approximately $16,104 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.99 years.
During the nine months ended September 27, 2019, 258 shares of common stock were issued due to the exercise of stock options, resulting in proceeds of $1,296. No options to purchase common stock expired or were forfeited during the nine months ended September 27, 2019. As of September 27, 2019, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

11. Income Taxes

	For the three months ended		For the nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Provision for income taxes	$4,473	$5,788	$11,596	$3,919
Effective tax rates	12.9%	19.0%	13.9%	5.7%

For the three and nine months ended September 27, 2019, and the three months ended September 28, 2018, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1,873, $5,508, and $2,090 from excess benefits related to stock-based compensation. In the three months ended September 27, 2019, the Company refined its 2019 estimated deduction for foreign derived intangible income, resulting in a 4% benefit to the effective tax rate. The Company anticipates a reduction of approximately $1,900 of tax expense in the fourth quarter of 2019 related to this deduction in its 2018 tax returns. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.

For the nine months ended September 28, 2018, the difference between the Company's effective tax rate of 5.7% and the 21% federal statutory rate resulted primarily from a $9,838 one-time impact of the favorable conclusion of the 2015 U.S. Internal Revenue Service ("IRS") audit and the recognition of related tax positions with respect to the deductibility of amortization and depreciation expense resulting from the acquisition of the Company in 2008. The benefit of the deductions was not recognized in accounting for the acquisition due to uncertainty about whether the tax position would withstand audit. The results of the audit provided basis for the Company to conclude during the first quarter of 2018 that the amortization and depreciation will likely be deductible for all open tax years. In May 2018, the Company and the IRS entered into a closing agreement that definitively resolved the deductibility and confirmed the Company's prior conclusion on the matter. In addition, the effective tax rate benefited from $3,207 of excess benefits related to the vesting of RSUs and exercise of stock options, lower foreign tax rates, lower effective federal rates on foreign derived intangible income, and research and development credits. These benefits were partially offset by $1,374 related to loss of deductibility as a result of a notice issued by the IRS regarding limitations on the deductibility of executive compensation (the "the IRS Notice"), state taxes, foreign withholding taxes and the impact of non-deductible expenses.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements - continued
(in thousands, except per share amounts)
(unaudited)

12. Related Party Agreements
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., dba Ridetech, which has a building lease for its manufacturing and offices in Jasper, Indiana. The building is owned by a former owner of Ridetech, who is now an employee of the Company. Rent expense under this lease was $48 and $80 for the three and nine months ended September 27, 2019, respectively. See Note 13 - Acquisitions for further details of this acquisition.
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building was owned by a former member of our Board of Directors, who retired on August 28, 2018, until it was sold on October 4, 2019 to a private party. Rent expense under this lease was $179 and $536 for the three and nine months ended September 28, 2018, respectively.
On September 28, 2018, the Company purchased Tuscany's facilities from certain non-controlling interest stockholders who are also employees of the Company. The total purchase price was $3,750. The Company leased these properties prior to purchasing them. Rent expense under these leases was $86 and $257 for the three and nine months ended September 28, 2018, respectively.

13. Acquisitions
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc. dba Ridetech, a manufacturer of suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods in an asset purchase accounted for as a business combination. In connection with the acquisition, the Company paid approximately $13,971, of which $6,804 was cash on hand and $7,167 was from newly issued unregistered shares of common stock. The purchase price of Ridetech is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of May 3, 2019, with the excess purchase price allocated to goodwill.
During the three months ended September 27, 2019, the Company finalized the allocation of the purchase price and recorded adjustments to goodwill of $1,877 related primarily to the completion of the valuation of identifiable intangible assets which amounted to $4,320. The Company will amortize the acquired customer relationships asset of $2,850 over its expected useful life of 8 years, the core technologies assets of $1,000 over a weighted average expected useful life of 6 years and the trademarks and brand name asset of $470 over an expected useful life of 5 years. The goodwill of $4,692, is expected to have an indefinite life and will be subject to impairment testing. The acquired goodwill is expected to be deductible for income tax purposes. The acquisition was not material to the Company's financial statements.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A, "Risk Factors" of our 2018 Annual Report on Form 10-K, as filed with the SEC on February 26, 2019, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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
As a result of the enactment of the Tax Cuts and Jobs Act (the "TCJA") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore provided a partial valuation allowance of $6.0 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income. There have been no material changes in the valuation allowance for foreign tax credits for the three and nine month periods ended September 27, 2019 or September 28, 2018.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$211,317	$175,798	$565,139	$462,415
Cost of sales	141,500	115,312	382,045	307,872
Gross profit	69,817	60,486	183,094	154,543
Operating expenses:
Sales and marketing	11,660	9,606	32,186	28,142
Research and development	8,376	6,765	23,442	19,019
General and administrative	12,727	11,164	36,065	31,137
Amortization of purchased intangibles	1,694	1,499	4,751	4,567
Total operating expenses	34,457	29,034	96,444	82,865
Income from operations	35,360	31,452	86,650	71,678
Other expense, net:
Interest expense	748	748	2,582	2,379
Other (income) expense	(37)	180	532	380
Other expense, net	711	928	3,114	2,759
Income before income taxes	34,649	30,524	83,536	68,919
Provision for income taxes	4,473	5,788	11,596	3,919
Net income	30,176	24,736	71,940	65,000
Less: net income attributable to non-controlling interest	689	424	1,429	1,094
Net income attributable to FOX stockholders	$29,487	$24,312	$70,511	$63,906

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.0	65.6	67.6	66.6
Gross profit	33.0	34.4	32.4	33.4
Operating expenses:
Sales and marketing	5.5	5.5	5.7	6.1
Research and development	4.0	3.8	4.1	4.1
General and administrative	6.0	6.4	6.4	6.7
Amortization of purchased intangibles	0.8	0.9	0.8	1.0
Total operating expenses	16.3	16.5	17.1	17.9
Income from operations	16.7	17.9	15.3	15.5
Other expense, net:
Interest expense	0.4	0.4	0.5	0.5
Other (income) expense	—	0.1	0.1	0.1
Other expense, net	0.3	0.5	0.6	0.6
Income before income taxes	16.4	17.4	14.8	14.9
Provision for income taxes	2.1	3.3	2.1	0.8
Net income	14.3	14.1	12.7	14.1
Less: net income attributable to non-controlling interest	0.3	0.2	0.3	0.2
Net income attributable to FOX stockholders	14.0%	13.8%	12.5%	13.8%
*Percentages may not foot due to rounding.

Three months ended September 27, 2019 compared to three months ended September 28, 2018
Sales

	For the three months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Powered Vehicle products	$130.0	$94.9	$35.1	37.0%
Specialty Sports products	81.3	80.9	0.4	0.5
Total sales	$211.3	$175.8	$35.5	20.2%
Total sales for the three months ended September 27, 2019 increased approximately $35.5 million, or 20.2%, compared to the three months ended September 28, 2018. Powered Vehicle product sales increased by $35.1 million, or 37.0%, due to the continued high demand for on and off-road suspension products and higher OEM sales. Specialty Sports product sales increased by $0.4 million, or 0.5%, primarily driven by higher OEM sales.
Cost of sales

	For the three months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Cost of sales	$141.5	$115.3	$26.2	22.7%
Cost of sales for the three months ended September 27, 2019 increased approximately $26.2 million, or 22.7%, compared to the three months ended September 28, 2018. The increase in cost of sales was driven primarily by an increase in sales as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended September 27, 2019, our gross margin decreased 140 basis points to 33.0% compared to 34.4% for the three months ended September 28, 2018. The decrease in gross margin was primarily due to a shift in customer and product mix as our larger North American OEMs represented a higher proportion of sales. Additionally, higher than anticipated demand resulted in inefficiencies in the supply chain and manufacturing operations which also negatively affected gross margin. For the three months ended September 27, 2019, we also amortized $0.6 million of finished goods inventory valuation adjustments related to our acquisition of Ridetech.
Operating expenses

	For the three months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$11.7	$9.6	$2.1	21.9%
Research and development	8.4	6.8	1.6	23.5
General and administrative	12.7	11.2	1.5	13.4
Amortization of purchased intangibles	1.7	1.5	0.2	13.3
Total operating expenses	$34.5	$29.1	$5.4	18.6%
Total operating expenses for the three months ended September 27, 2019 were $34.5 million compared to $29.1 million for the three months ended September 28, 2018. When expressed as a percentage of total sales, total operating expenses decreased to 16.3% of total sales for the three months ended September 27, 2019 compared to 16.5% of total sales in the three months ended September 28, 2018. The increase in operating expenses is primarily due to personnel costs as we continue to invest in product innovation, operating costs relating to our Ridetech subsidiary, facility-related costs, and increases in various other administrative expenses to support FOX’s growing business, partially offset by lower patent litigation-related expenses.

Within operating expenses, our sales and marketing expenses increased approximately $2.1 million primarily due to costs related to Ridetech of $0.7 million, headcount costs of $0.4 million and various others. Research and development costs increased approximately $1.6 million primarily due to headcount investments as we continue to pursue product innovation, including costs associated with Ridetech, partially offset by lower prototyping expenses due to project timing. General and administrative expenses increased by approximately $1.5 million due to several factors including payroll related costs of $1.2 million, facility and depreciation expense of $0.7 million, professional fees of $0.4 million and various others, partially offset by a decrease of $1.1 million in litigation expenses.
Amortization of purchased intangible assets for the three months ended September 27, 2019 increased by approximately $0.2 million as compared to the three months ended September 28, 2018. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of Ridetech.
Income from operations

	For the three months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Income from operations	$35.4	$31.5	$3.9	12.4%
As a result of the factors discussed above, income from operations for the three months ended September 27, 2019 increased approximately $3.9 million, or 12.4%, compared to income from operations for the three months ended September 28, 2018.
Other expense, net

	For the three months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Other expense, net:
Interest expense	$0.7	$0.7	$—	—%
Other (income) expense	—	0.2	(0.2)	(100.0)
Other expense, net	$0.7	$0.9	$(0.2)	(22.2)%
Other expense, net for the three months ended September 27, 2019 decreased by $0.2 million to $0.7 million compared to $0.9 million for the three months ended September 28, 2018. The decrease in other expense, net is primarily due to lower net exchange losses in the three months ended September 27, 2019.
Income taxes

	For the three months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Provision for income taxes	$4.5	$5.8	$(1.3)	(22.4)%
The effective tax rates were 12.9% and 19.0% for the three months ended September 27, 2019 and September 28, 2018, respectively.
For the three months ended September 27, 2019 and September 28, 2018, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1.9 million and $2.1 million, respectively, of excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The effective tax rate for the three months ended September 27, 2019 decreased as compared to the same period in 2018 primarily as a result of an increase in our estimated deduction for foreign derived intangible income and relief from dividend withholding tax as a result of our restructuring activities.

Net income

	For the three months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Net income	$30.2	$24.7	$5.5	22.3%
As a result of the factors described above, our net income increased $5.5 million, or 22.3%, to $30.2 million in the three months ended September 27, 2019 from $24.7 million for the three months ended September 28, 2018.

Nine months ended September 27, 2019 compared to nine months ended September 28, 2018
Sales

	For the nine months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Powered Vehicle products	$342.0	$249.3	$92.7	37.2%
Specialty Sports products	223.1	213.1	10.0	4.7
Total sales	$565.1	$462.4	$102.7	22.2%
Total sales for the nine months ended September 27, 2019 increased approximately $102.7 million, or 22.2%, compared to the nine months ended September 28, 2018. Powered Vehicle product sales increased by $92.7 million, or 37.2%, due to the continued high demand for on and off-road suspension products and higher OEM sales. Specialty Sports product sales increased by $10.0 million, or 4.7%, primarily driven by higher OEM sales.
Cost of sales

	For the nine months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Cost of sales	$382.0	$307.9	$74.1	24.1%
Cost of sales for the nine months ended September 27, 2019 increased approximately $74.1 million, or 24.1%, compared to the nine months ended September 28, 2018. The increase in cost of sales was driven primarily by an increase in sales as well as certain business factors affecting gross margin, which are discussed below.
For the nine months ended September 27, 2019, our gross margin decreased 100 basis points to 32.4% compared to 33.4% for the nine months ended September 28, 2018. The decrease in gross margin was primarily due to a change in customer and product mix as the Company’s larger North American OEMs represented a higher proportion of sales. Additionally, FOX incurred inefficiencies in the supply chain and manufacturing associated with higher than anticipated increase in customer demand. For the nine months ended September 27, 2019, we also amortized $1.1 million of finished goods inventory valuation adjustments related to our acquisition of Ridetech.

Operating expenses

	For the nine months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$32.2	$28.1	$4.1	14.6%
Research and development	23.4	19.0	4.4	23.2
General and administrative	36.1	31.1	5.0	16.1
Amortization of purchased intangibles	4.8	4.6	0.2	4.3
Total operating expenses	$96.5	$82.8	$13.7	16.5%
Total operating expenses for the nine months ended September 27, 2019 were $96.5 million compared to $82.8 million for the nine months ended September 28, 2018. When expressed as a percentage of total sales, total operating expenses decreased to 17.1% of total sales for the nine months ended September 27, 2019 compared to 17.9% of total sales in the nine months ended September 28, 2018. The increase in operating expenses is primarily due to personnel costs as we continue to invest in product innovation, operating costs relating to our Ridetech subsidiary, facility-related costs, and increases in various other administrative expenses to support our growing business, partially offset by lower patent litigation-related expenses.
Within operating expenses, our sales and marketing expenses increased approximately $4.1 million primarily due costs related to our Ridetech subsidiary and other personnel costs. Research and development expenses increased approximately $4.4 million primarily due to headcount investments as we continue to pursue product innovation, and due to costs associated with our Ridetech subsidiary. General and administrative expenses increased by approximately $5.0 million due to payroll-related costs of $3.1 million, facility and depreciation expense of $2.0 million, professional fees of $1.2 million, costs associated with Ridetech of $0.4 million, partially offset by a decrease of $1.9 million in litigation expenses.
Amortization of purchased intangible assets for the nine months ended September 27, 2019 increased $0.2 million as compared to the nine months ended September 28, 2018. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of Ridetech.
Income from operations

	For the nine months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Income from operations	$86.7	$71.7	$15.0	20.9%
As a result of the factors discussed above, income from operations for the nine months ended September 27, 2019 increased approximately $15.0 million, or 20.9%, compared to income from operations for the nine months ended September 28, 2018.
Other expense, net

	For the nine months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Other expense, net:
Interest expense	$2.6	$2.4	$0.2	8.3%
Other expense	0.5	0.4	0.1	25.0
Other expense, net	$3.1	$2.8	$0.3	10.7%
Other expense, net for the nine months ended September 27, 2019 increased by $0.3 million to $3.1 million compared to $2.8 million for the nine months ended September 28, 2018. The increase in other expense, net is primarily due to net exchange losses in the nine months ended September 27, 2019, as well as higher interest costs.

Income taxes

	For the nine months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Provision for income taxes	$11.6	$3.9	$7.7	197.4%
The effective tax rates were 13.9% and 5.7% for the nine months ended September 27, 2019 and September 28, 2018, respectively.
For the nine months ended September 27, 2019, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $5.5 million of excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
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
Net income

	For the nine months ended
(in millions)	September 27, 2019	September 28, 2018	Change ($)	Change (%)
Net income	$71.9	$65.0	$6.9	10.6%
As a result of the factors described above, our net income increased $6.9 million, or 10.6%, to $71.9 million in the nine months ended September 27, 2019 from $65.0 million for the nine months ended September 28, 2018.

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

	For the nine months ended
(in thousands)	September 27, 2019	September 28, 2018
Net cash provided by operating activities	$30,924	$60,752
Net cash used in investing activities	(32,707)	(20,412)
Net cash provided by (used in) financing activities	5,841	(43,376)
Effect of exchange rate changes on cash and cash equivalents	(37)	(79)
Increase (decrease) in cash and cash equivalents	$4,021	$(3,115)
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the nine months ended September 27, 2019, net cash provided by operating activities was $30.9 million and consisted of net income of $71.9 million, plus non-cash items totaling $13.0 million and less changes in operating assets and liabilities totaling $54.0 million. Non-cash items and other adjustments consisted of depreciation and amortization of $13.0 million, stock-based compensation of $5.0 million, and loss on the extinguishment of debt of $0.5 million, offset by a $5.5 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increases in accounts receivable of $28.3 million, inventory of $20.3 million, and prepaids and other assets of $7.6 million, and decreases in accrued expenses of $0.2 million and income taxes of $7.4 million, partially offset by an increase in accounts payable of $9.8 million. The changes in inventory, accounts payable, accrued expenses, accounts receivable and prepaids and other assets are primarily due to seasonal impacts on working capital. The decrease in income taxes payable is primarily due to the timing of estimated tax payments and refunds.
In the nine months ended September 28, 2018, net cash provided by operating activities was $60.8 million and consisted of net income of $65.0 million, plus non-cash items totaling $4.3 million less changes in operating assets and liabilities totaling $8.6 million. Non-cash items and other adjustments consisted of depreciation and amortization of $10.9 million, stock-based compensation of $5.6 million, offset by a $12.3 million change in deferred taxes and uncertain tax positions that included $9.8 million related to the favorable settlement of our 2015 IRS audit. Our investment in operating assets and liabilities is a result of an increase in accounts receivable of $24.8 million, an increase in inventory of $20.4 million, and a decrease in income taxes payable of $1.3 million, partially offset by an increase in accounts payable of $35.7 million, an increase in accrued expenses of $2.1 million and a decrease in prepaids and other assets of $0.1 million. The changes in inventory, accounts payable, accrued expenses, accounts receivable and prepaids and other assets are primarily due to seasonal impacts on working capital. The decrease in income taxes payable is primarily due to a reduction in accrued withholding taxes.
Investing activities
Cash used in investing activities relates to acquisitions and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the nine months ended September 27, 2019 and September 28, 2018, net cash used in investing activities was $32.7 million and $20.4 million, respectively. Investing activities for the nine months ended September 27, 2019 consisted of $25.9 million of property and equipment additions and $6.8 million of cash consideration for our acquisition in Ridetech. Our capital expenditures for the nine months ended September 28, 2018 include our purchase of Tuscany's facilities from certain non-controlling interest stockholders totaling $3.8 million.

Financing activities
Cash provided by or used in financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the nine months ended September 27, 2019, net cash provided by financing activities was $5.8 million, which consisted of $67.5 million in proceeds from our line of credit, partially offset by $52.1 million paid on our line of credit and $2.8 million paid on our term debt. In addition, we paid $6.8 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program.
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
Former Second Amended and Restated Credit Facility
In August 2013, we entered into the 2013 Credit Facility with SunTrust Bank and other named lenders. The 2013 Credit Facility provided a revolving line of credit. On March 31, 2014, in connection with our asset purchase of Sport Truck, we amended and restated the 2013 Credit Facility. The Amended and Restated 2013 Credit Facility provided a maturing secured term loan in the principal amount of $50.0 million, subject to quarterly amortization payments, and extended the term of the 2013 Credit Facility through March 31, 2019. The proceeds of the term loan were used, in part, to fund the acquisition of Sport Truck and to pay down the revolving line of credit provided under the 2013 Credit Facility. On December 12, 2014, we amended the existing Amended and Restated 2013 Credit Facility. The First Amendment increased the term loan by the principal amount of $30.0 million to a total of $56.8 million, subject to quarterly amortization payments, and extended the maturity of the Amended and Restated 2013 Credit Facility through December 12, 2019. The additional proceeds of the term loan made available through the First Amendment were used to partially fund the acquisition of Race Face/Easton. Additional amendments entered into on May 29, 2015 and March 31, 2016, respectively, made minor technical changes to the Amended and Restated 2013 Credit Facility. On May 11, 2016, we amended and restated the existing Amended and Restated 2013 Credit Facility. Further technical amendments were made on August 11, 2016, June 12, 2017, November 30, 2017 and November 14, 2018 (as most recently amended and restated and as further amended, the "Second Amended and Restated Credit Facility"). The Second Amended and Restated Credit Facility provides a maturing secured term loan in the principal amount of $75.0 million, subject to quarterly amortization payments, increased the availability on the line of credit to $100.0 million, and extended the maturity of the Second Amended and Restated Credit Facility through May 11, 2021. We paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into the new credit facility with Bank of America.
New Credit Facility
In June 2019, we entered into a credit facility with Bank of America and other named lenders (the "Credit Facility"). The Credit Facility, which matures on June 3, 2024, provides a senior secured revolving line of credit with a maximum borrowing capacity of $250.0 million.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.50%. At September 27, 2019, the one-month LIBOR and prime rates were 2.03% and 5.00%, respectively. At September 27, 2019, our weighted average interest rate on outstanding borrowing was 3.15%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 27, 2019.
Hall County, Georgia Project - Phase 1
As previously announced on October 31, 2018, the Company is expanding its manufacturing and operations capacity and relocating the Company’s headquarters to Hall County, Georgia. The Company plans to invest approximately $50.0 million in capital expenditures and employ up to 800 personnel over the next five years, dependent on market and general economic conditions in Georgia. The Company currently estimates that the first phase of the project will be completed in mid-2020 and that the capital expenditures required to increase its existing manufacturing, warehousing, distribution and office space will be approximately $39.0 million. The amount of any such capital expenditures is subject to change depending on the circumstances and the scope of the project.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2019. Based on the evaluation of our disclosure controls and procedures as of September 27, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent").  The Company believes that the lawsuits are without merit and intends vigorously to defend itself.  As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit. Regarding that appeal the Company has further moved the CAFC for remand of the ‘027 IPR to the PTAB. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious.
In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. The Company filed a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The U.S. District Court, Northern District of Illinois, has lifted the stay of the SRAM lawsuits against the Company. The Company filed and SRAM filed lawsuits are now moving forward in the respective courts.

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
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to use, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of our entire bike suspension component manufacturing to Taichung, Taiwan, we converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing location exclusively. Additionally, in 2018 we announced the planned construction of our new campus in Hall County, Georgia to further diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and expect to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Significant construction delays or other unforeseen difficulties in our Georgia expansion project and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
We are dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a "key person" life insurance policy on Mr. Dennison or any other key employees. We believe that the top nine members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. For example, our Chief Financial Officer, Zvi Glasman, resigned effective November 1, 2019, and, although we have named an interim replacement, we have not yet designated a permanent replacement for Mr. Glasman. If we are unable to designate a permanent Chief Financial Officer in a timely manner, there may be an adverse effect on our financial reporting processes, our financial controls and procedures and our ability to raise additional capital.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum. Over the past 18 months, the United States has imposed 25 percent tariffs on $250 billion worth of imports from China, and plans to impose tariffs "up to 25 percent" on an additional $300 billion of imports from China by the end of 2019. The United States has taken steps to impose tariffs on global imports of automobiles and auto parts, as well as products from the European Union as a result of a dispute at the World Trade Organization. While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs as well as the operating performance of our customers, thus negatively affecting our sales, gross margin and operating performance. Additionally, there is a risk that the U.S. tariffs on imports could be met with additional retaliatory tariffs on U.S. produced exports and that the broader trade uncertainty could intensify. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the United States Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®, to be used with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. However, we may not be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products that imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that we could become aware of an underperforming product and be forced to adjust our warranty reserves or incur costs in excess of these reserves, which could adversely affect our results of operations.
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
As of September 27, 2019, we had $73.0 million of indebtedness and $172.0 million in revolving credit available to borrow under the Credit Facility. Our ability to borrow under the Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the Credit Facility.
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
As of September 27, 2019, we had $73.0 million of indebtedness, bearing interest at a variable rate, outstanding under the Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $73.0 million of variable interest rate indebtedness that was outstanding as of September 27, 2019, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million change to our interest expense for the three months ended September 27, 2019.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, eliminating the deductibility of certain fringe benefits, permitting immediate expensing of certain capital expenditures, limiting interest deductions, modifying the tax treatment of like kind exchanges, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon the passage of the legislation, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and will continue to be subject to potential amendments and technical corrections, as well as notices, interpretations and implementation of regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. For example, the interpretation the IRS Notice regarding the deduction limitation on executive compensation resulted in a $1.4 million increase in our tax provision in the third quarter of 2018. Likewise, regulations regarding the deduction for foreign derived intangible income and our estimates of amounts deductible resulted in a $1.5 million decrease in our tax provision in the third quarter of 2019 and an anticipated $1.9 million reduction of tax expense in the fourth quarter of 2019 related to such deduction in our 2018 tax returns. In addition, it remains unclear in some cases how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how foreign governments will view the changes.
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
As of September 27, 2019, we employed approximately 2,500 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
Increasing focus on environmental, social and governance responsibility may impose additional costs on us and expose us to new risks.
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
We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, additional environmental issues relating to presently known or unknown matters could give rise to currently unanticipated investigation, assessment or expenditures. Compliance with laws or regulations that are more stringent, as well as different interpretations of existing laws, more vigorous enforcement by regulators or unanticipated events, could require additional expenditures that may materially affect our business, financial condition or results of operations.
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
We are subject to government-mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, has passed legislation designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022. Under the California law, signed on April 4, 2016, the minimum wage increased to $11.00 per hour effective January 1, 2018, and will gradually increase each calendar year through January 1, 2022, when it will reach $15.00 per hour. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations.
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

Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Similarly, the California Consumer Privacy Act (“CCPA”) imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and afford consumers new rights with respect to their data. It also provides a new cause of action for data breaches. As currently enacted, the CCPA takes effect on January 1, 2020. Failure to meet GDPR and CCPA requirements could result in financial penalties.
Our vendors’ and commercial partners’ information technology systems may fail or suffer security breaches, which could result in a material disruption of our operations.
Despite the implementation of security measures, the information technology systems of our vendors or commercial partners are vulnerable to damage from computer viruses, unauthorized access, natural disasters, and electrical failures. Such events could cause disruptions in our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or propriety information, we could be subject to litigation and reputational harm, which could materially adversely affect our financial condition, business or results of operations.
We retain certain personal information about individuals and may be subject to various privacy and consumer protection laws.
We collect information about individuals through our website, and via telephone and email. Certain individuals may object to the processing of this data, which may negatively impact our ability to provide effective customer service or otherwise impact our operations. Collection and use of personal information in conducting our business may be subject to federal and/or state laws and regulations in the United States and foreign jurisdictions including, in particular, various jurisdictions in Europe, and such laws and regulations may restrict our processing of such personal information and may hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection, and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
Our vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
Our vendors and any potential commercial partners expose us to the risk of fraud or other misconduct. Misconduct by these parties could include intentional, reckless, and/or negligent conduct or disclosure of unauthorized activities to us that violate federal and state data privacy, security, and consumer protection laws and regulations in the United States and abroad. Such misconduct could result in regulatory sanctions and cause serious harm to our reputation.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $86.91 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:

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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 38,524,318 of which shares were outstanding as of September 27, 2019. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 27, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
6/29 - 8/2	40,075	$83.02	—
8/3 - 8/30	3,808	$75.47	—
8/31 - 9/27	225	$66.59	—
Total	44,108	$82.28	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1†	Transition Services, Separation and Release Agreement, effective October 2, 2019, by and between Fox Factory Holding Company and Zvi Glasman	8-K	001-36040	October 10, 2019

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

†	Management contract or compensatory plan.

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Zvi Glasman
October 30, 2019		Zvi Glasman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)