Form 10-K
period 2020-01-03
FOX FACTORY HOLDING CORP
filed 2020-03-03
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission File Number: 001-36040

Fox Factory Holding Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1647258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6634 Hwy 53, Braselton GA 30517
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,991,818,000. As of February 28, 2020, there were 38,602,699 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We may make forward-looking statements in our U.S. Securities and Exchange Commission ("SEC") filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K are subject to numerous risks and uncertainties, including but not limited to risks related to:
•our ability to develop new and innovative products in our current end-markets;
•our ability to leverage our technologies and brand to expand into new categories and end-markets;
•our ability to increase our aftermarket penetration;
•our ability to accelerate international growth;
•our exposure to exchange rate fluctuations;
•the loss of key customers;
•our ability to improve operating and supply chain efficiencies;
•our ability to enforce our intellectual property rights;
•our future financial performance, including our sales, cost of sales, gross profit or gross margins, operating expenses, ability to generate positive cash flow and ability to maintain our profitability;
•our ability to maintain our premium brand image and high-performance products;
•our ability to maintain relationships with the professional athletes and race teams we sponsor;
•our ability to selectively add additional dealers and distributors in certain geographic markets;
•the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences;
•changes in demand for performance-defining products;
•the loss of key personnel, management and skilled engineers;
•our ability to successfully identify, evaluate and manage potential or completed acquisitions and to benefit from such acquisitions;
•the outcome of pending litigation;
•future disruptions in the operations of our manufacturing facilities;
•our ability to adapt our business model to mitigate the impact of certain changes in tax laws including those enacted in the U.S. in December 2017;
•changes in the relative proportion of profit earned in the numerous jurisdictions in which we do business and in tax legislation, case law and other authoritative guidance in those jurisdictions;
•products recalls and product liability claims; and
•future economic or market conditions.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Annual Report on Form 10-K, the risks, uncertainties and other factors expressed or implied discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements.
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

Fox Factory Holding Corp.
FORM 10-K

PART I
ITEM 1. BUSINESS
Our company, Fox Factory Holding Corp., designs, engineers, manufactures and markets performance-defining products and systems for customers worldwide. Fox Factory Holding Corp. is the holding company of Fox Factory, Inc. As used herein, "Fox Factory," "FOX," the "Company," "we," "our," and similar terms refer to Fox Factory Holding Corp. and its subsidiaries, unless the context indicates otherwise. Our premium brand, performance-defining products and systems are used primarily on bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles ("ATVs"), snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Some of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers ("OEMs"), while others are distributed to consumers through a global network of dealers and distributors.
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
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Pivot, Santa Cruz Bicycles, Specialized, Scott, Trek, Yeti Cycles and YT in Specialty Sports and BRP, Ford, Honda, Jeep, Kawasaki, Polaris, Toyota, Triumph, and Yamaha in Powered Vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
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
We focus on premium-priced products within each of these categories, which we consider to be the high-end segment because of their higher retail sale prices, where we believe consumers prefer well-designed, performance-oriented equipment. We believe that performance-defining products, which include suspension systems, as well as wheels, cranks, and other components, are critical to the performance of the bikes and powered vehicles in the product categories in which we focus and that technical features, component performance, product design, durability, reliability, and brand recognition strongly influence consumer-purchasing decisions.

We believe the high-end segments in which we participate are well positioned for growth due to several factors, including:
•increasing consumer appetite for performance-defining products;
•increasing average retail sales prices, which we believe are driven by differentiated and feature-rich products with advanced technologies;
•continuing product cycle innovation, which we have observed often motivates consumers to upgrade and purchase new products for enhanced performance; and
•increased sales opportunities for high-end bikes and powered vehicles in international markets.
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
•our racing culture, including on-site technical race support of professional athletes, which provides us with unique real-time insights as to the evolving performance-defining product needs of those participating in challenging world-class events and is an integral part of our research and development efforts;
•ongoing research and development through a team of full-time engineers and numerous other technicians and employees who spend at least part of their time testing and using our products and helping develop engineering-based solutions to enhance our product offerings;
•feedback from professional athletes, race teams, enthusiasts and other consumers who use our products;
•strategic and collaborative relationships with OEM customers, which furthers our ability to extend technologies and applications across end-markets; and
•our integrated manufacturing facilities and performance testing centers, which allow us to quickly move from concept to product.
 Over the past several years, we have developed multiple new products, such as:
•Live Valve, our proprietary semi-active, electronic suspension that processes data from multiple vehicle sensors to adjust the suspension virtually instantaneously to the demands of changing terrain. This technology is currently in use on Side-by-Sides, off-road capable, on-road trucks, and mountain bikes;

•32, 34 and 36 Factory Series FLOAT FIT4, which reduces overall fork weight, provides external adjustability with our fourth-generation FOX Isolated Technology (FIT) closed-cartridge damper, and includes the self-adjusting negative chamber air spring for quieter operation and ease of adjustment;
•The GRIP2 fork damper, which is our next-evolution sealed cartridge FIT system, our highest performing gravity-focused damper. GRIP2 shares its roots with the original GRIP architecture, but has been enhanced with all-new technology: four-way adjustability, VVC high-speed rebound circuit, high-performance mid-valve, and overall friction-reducing treatments;
•X2 technology used in our Factory Series FLOAT and DH rear shocks, which allows the rider to independently tune high- and low-speed compression and high- and low-speed rebound;
•DPX2 rear shock technology that combines the character of our DPS damping and X2 damping circuits to provide a lightweight trail-tuned adjustable shock;
•Rhythm series fork products developed to address a lower price point offering without compromising proven FOX performance;
•PODIUM Internal Bypass, introduced into the Side-by-Side market, which through its internal bypass technology, allows the vehicle to be plush on small bumps and deliver excellent chassis control while providing progressive bottoming resistance with each increment of travel used;
•X2 technology used in our 2.5 PODIUM shocks for side-by-sides that feature high- and low-speed rebound adjustment, high- and low-speed compression adjustment, and a dual-rate spring for the rear shocks to allow drivers to tune for many different terrain types and driving styles;
•Race Face Vault Hub, a new 120-point high-engagement mountain bike hubset featuring tool-free end caps that simplify conversion among all major axle standards and is approved for e-bike applications;
•Race Face Next R31 Carbon Wheels featuring a single spoke length throughout and an offset rim design for improved spoke balance and strength; and
•Easton EC90 SL Crankset with Cinch Power Meter spindle, a versatile road bike crankset that allows quick conversion between 1x and 2x road and gravel chainring configurations. The Cinch Power Meter spindle, through a one-time connection to a smart phone, automatically works with ride-recording and power-measurement applications.
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
Experienced management team
We have an experienced senior management team led by Michael C. Dennison, our Chief Executive Officer. Many members of our management team and many of our employees are avid users of our products, which further extends their knowledge of, and expertise in, our products and end-markets. We are able to attract and retain highly trained and specialized employees who enhance our Company culture and serve as strong brand advocates.

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
Opportunistically expand our business platform through acquisitions
Over the past several years, we have completed acquisitions that we believe enhance our business and strategically expand our product offerings. In 2014, we acquired the business of Sport Truck, a full-service distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. In 2014, we acquired the businesses of Race Face/Easton. Known for its unique carbon technology, Race Face/Easton designs, manufactures, and distributes performance bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket. In 2015, we continued to expand our opportunities through the acquisition of certain assets of Marzocchi’s bike product lines. In November 2017, through our subsidiary FF U.S. Holding Corp. d/b/a Tuscany Motor Company ("Tuscany") we acquired the majority interest in the business of Flagship, Inc., a designer, manufacturer and distributor of premium aftermarket powered vehicle performance packages and personal-use specialty vehicles based on OEM vehicle chassis. In May 2019, we acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech, a manufacturer of suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods. The Company believes that this acquisition aligns with its focus on improving vehicle performance and provides it with an opportunity to enter the street performance market.
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
Improve operating and supply chain efficiencies
During 2017, we completed the process of moving all bike suspension component manufacturing to our facility in Taichung, Taiwan. In connection with this move, we are using, and expect to continue to use, suppliers that are located closer to our Taichung, Taiwan facility for a number of materials and components. This transition has shortened production lead times to our bike OEM customers, improved supply chain efficiencies, and reduced manufacturing costs. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we have converted the Watsonville, California manufacturing facility to exclusively manufacture powered vehicle suspension products. And during 2019, we also completed the process of relocating our Specialty Sports Group’s U.S. aftermarket bike products distribution, sales, and service operations to Reno, Nevada.
In addition, we are currently constructing an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. Generally, our quarterly sales have been the lowest in the first quarter and highest in the third quarter of the year. For example, our sales in our first and third quarters of 2019 represented 22% and 28% of our total sales for the year, respectively.
Competition
The markets for performance-defining products, including suspension components, wheels, and cranks, are highly competitive. We compete with other companies that produce products for sale to OEMs, dealers and distributors, as well as with OEMs that produce their own line of products for their own use. Some of our competitors may have greater financial, research and development or marketing resources than we do. Competition in the high-end segment of the performance-defining market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, we believe the performance of our products helps justify our premium pricing. Within our markets, we compete with several large companies and numerous small companies that provide branded and unbranded products across many of our product lines. These competitors can be divided into the following categories:
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
Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX, BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Tuscany, and Ridetech brands for Side-by-Sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. In each of the years ended January 3, 2020, December 28, 2018 and December 29, 2017, approximately 60%, 54% and 48%, respectively, of our sales were attributable to sales of powered vehicles related products.
Products for these vehicles are designed for use on roads, for trail riding, in racing, and to help provide performance and comfort. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our aftermarket truck suspension component products in the powered vehicles category range from two-inch aluminum bolt-on shocks to our patented position sensitive internal bypass shocks. We also offer lift kits and components with our shock products and aftermarket accessory packages for use in trucks. We up-fit trucks to be off-road capable, on-road vehicles with components and products such as lift kits, shock products, superchargers, interior accessories, wheel, tires, lighting, and body enhancements. In addition, we manufacture suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods.
Specialty Sports
As a result of our acquisitions in recent years, our bike product offerings have expanded and are used on a wide range of performance mountain bikes and road bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. Given this wide range of bike products and brands, as well as the potential to expand our offerings to include other types of performance-defining products, we have changed the name of the group from Bike Division to Specialty Sports Group. In each of the years ended January 3, 2020, December 28, 2018 and December 29, 2017, approximately 40%, 46% and 52%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike suspension products are sold in five series and under the Marzocchi brand: (i) our Marzocchi BOMBER series, designed for a rider who values ease of use over adjustability; (ii) our FOX Rhythm series, designed to provide FOX performance at the entry price point of the high-end mountain bikes segment; (iii) our FOX Performance series, designed for demanding enthusiasts; (iv) our FOX Performance Elite series, designed for experienced and expert riders; and (v) our FOX Factory series, designed for maximum performance at a professional level.
We also offer mountain and road bike wheels and other performance-defining cycling components under the Race Face and Easton Cycling brands including cranks, chainrings, pedals, bars, stems, and seat posts.

Research and development
Research and development is at the core of our product innovation and market leadership strategy. We have a growing team of engineers and technicians focused on designing innovative products and developing engineering-based solutions to enhance our product offerings. In addition, a large number of our other employees, many of whom use our products in their recreational activities, contribute to our research and development and product innovation initiatives. Their involvement in the development of new products ranges from participating in initial brainstorming sessions to test riding products in development. Product development also includes collaborating with OEM customers across end-markets, field testing by professional athletes and sponsored race teams and working with enthusiasts and other users of our products. This feedback helps us to develop innovative products that meet our demanding standards as well as the evolving needs of professional and recreational end users and to quickly commercialize these products.
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance-testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Research and development expenses totaled approximately $31.8 million, $25.8 million and $20.2 million in fiscal years 2019, 2018 and 2017, respectively.
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
Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to more than 200 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2019, 63% of our sales resulted from sales to OEM customers and 37% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 44%, 43% and 42% of our sales in 2019, 2018 and 2017. Our sales to Ford, a powered vehicles OEM, accounted for approximately 11%, 8% and 8% in 2019, 2018 and 2017, respectively.
Although we refer to the branded bike OEMs that use our products throughout this document as "our customers," "our OEM customers" or "our bike OEM customers," branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, the contract manufacturer may place the purchase order and therefore assumes the payment responsibilities.

Our North American sales totaled $502.3 million, $388.7 million, and $280.9 million, or 67%, 63% and 59%, of our total sales in 2019, 2018 and 2017, respectively. Our international sales totaled $248.8 million, $230.5 million and $194.8 million or 33%, 37% and 41% of our total sales in 2019, 2018 and 2017, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the United States. Additional information about our product revenues and certain geographical information is available in Note 2 - Revenues of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Additional information regarding our sales, income, and total assets is available in Item 6. "Selected Financial Information."
Powered Vehicles
We sell our powered vehicle-suspension products to OEMs, including Arctic Cat, BRP, Ford, Honda, Indian Motorcycles, Jeep, Kawasaki, Polaris, Toyota, and Yamaha. We also are continually nurturing and developing relationships with our existing and new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to dealers and distributors, both domestically and internationally. Our dealers sell directly to consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers.
Specialty Sports
We sell our bike suspension and components products to a broad network of domestic and international bike OEMs, including Cannondale, Canyon, Cube, Giant, Lapierre, Merida, Pivot, Santa Cruz Bicycles, Scott, Specialized, Trek, Yeti Cycles and YT. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
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
In addition to our web properties and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including an Instagram feed, Facebook page, YouTube channel, Vimeo channel and Twitter feed to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group works to ensure brand cohesion and consistency.

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
During 2018, we moved our corporate headquarters from Scotts Valley, California to our offices in Braselton, Georgia. We are also currently constructing an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase of the Hall County, Georgia project is expected to be completed late in the second quarter of 2020 and will be used for manufacturing, warehousing, distribution and office space. Our Scotts Valley, California location will remain an essential shared services facility housing certain corporate functions.
We had approximately $65.1 million and $72.9 million in firm backlog orders at January 3, 2020 and December 28, 2018, respectively. The decrease in 2019 backlog, as compared to 2018, was due to changes in the seasonality and timing of order placement.
Suppliers and raw materials
The primary raw materials used in the production of our products are aluminum, magnesium, carbon and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. Prices for our raw materials fluctuate from time to time, but historically, price fluctuations have not materially impacted our business.
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
Employees
As of January 3, 2020, we had approximately 2,600 full-time employees in the United States, Canada, Europe and Taiwan. We also use part-time employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Practices related to working capital items
The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are material to understanding our business. Information about the Company’s working capital is incorporated herein by reference to Item 7. "Management’s Discussion and Analysis of Financial Condition" and "Results of Operations," and to the "Consolidated Statements of Cash Flows" within Item 8 of this Annual Report on Form 10-K.
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
Consumer safety
We are subject to the jurisdiction of the United States Consumer Product Safety Commission ("CPSC"), and other federal, state and foreign regulatory bodies including the National Highway Traffic Safety Administration ("NHTSA"), which enforces the Federal Motor Vehicle Safety standards. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. During the past three years, we initiated two voluntary product recalls. For additional information, see Item 1A."Risk Factors" below.
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
Product development requires significant financial, technological and other resources. While we expended approximately $31.8 million, $25.8 million and $20.2 million for our research and development efforts in 2019, 2018 and 2017, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the United States and countries in Europe. These areas have historically experienced recessions, disruptions in banking and/or financial systems, economic weakness and uncertainty. In addition, our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
OEMs dealers and distributors select our products in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the performance-defining products industry and continue to provide high-quality products and services. In addition, we will need to continue to invest in sponsorships, marketing and public relations.
There can be no assurance, however, that we will be able to maintain or enhance the strength of our brands in the future. Our brands could be adversely impacted by, among other things:
•failure to develop new products that are innovative, performance-oriented, and reliable;
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
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that need our products, such as trucks that are up-fitted to be off-road capable, and our ability to create products for these vehicles. In the event these markets stopped expanding or contracted, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.

A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2019, approximately 40% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
In addition, we are currently constructing an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and expect to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Significant construction delays or other unforeseen difficulties in our Georgia expansion project and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or health epidemics.
We may be impacted by natural disasters, wars, health epidemics or other events outside of our control. For example, we have facilities located in seismically active regions in Northern California and Nevada, and our bike suspension manufacturing is located in Taiwan, which is prone to typhoons. If major disasters such as earthquakes, typhoons or other events occur, our facilities or those of our suppliers or customers may be seriously damaged, which could result in the disruption of our production and shipment of our products. In addition, beginning in late 2019, the media has reported a public health epidemic originating in China, prompting precautionary government-imposed closures of certain travel and business. It is unknown whether and how global supply chains may be affected if such an epidemic persists for an extended period of time. We may incur additional expenses, production delays, or reductions in customer orders relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.
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
We are dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a "key person" life insurance policy on Mr. Dennison or any other key employees. We believe that the top nine members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. For example, our former Chief Financial Officer, Zvi Glasman, resigned effective November 1, 2019, and, although we have named an interim replacement, we have not yet designated a permanent replacement for Mr. Glasman. If we are unable to designate a permanent Chief Financial Officer in a timely manner, there may be an adverse effect on our financial reporting processes, our financial controls and procedures and our ability to raise additional capital.
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
We grew our sales from approximately $619.2 million in 2018 to approximately $751.0 million in 2019. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative performance-defining products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
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
If we are unable to maintain our current relationships with these professional athletes and race teams, these professional athletes and race teams are no longer popular, our sponsored athletes and race teams fail to have success or we are unable to continue to attract the endorsement of new professional athletes and race teams in the future, the value of our brands and our sales could decline.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 32% of our sales in fiscal years 2019, 2018 and 2017. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on our business, financial condition or results of operations.
In particular, sales to Ford, a powered vehicles OEM, accounted for approximately 11%, 8% and 8% in 2019, 2018 and 2017, respectively. In the event that Ford were to experience manufacturing or other problems, or were to fail to pay us, it could have a material impact on our business, financial condition or results of operations.
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
Additionally, certain of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian Dollars. Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum, with only a handful of countries exempt from the increase. Since the beginning of the Trump Administration, the United States and China have imposed a variety of tariffs on most goods traded between the two countries, though a recent trade deal has lessened the threat of further escalation. The United States has imposed tariffs on products from the European Union as a result of a dispute at the World Trade Organization. Plans by the United States to impose tariffs on global imports of automobiles and auto parts appear to be on hold for now. While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs as well as the operating performance of our customers, thus negatively affecting our sales, gross margin and operating performance. Additionally, there is a risk that the U.S. tariffs on imports could be met with additional retaliatory tariffs on U.S. produced exports and that the broader trade uncertainty could intensify. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.
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

If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Our products and items where our product is incorporated as original equipment on the purchased item are subject to regulation by various agencies, including the NHTSA, the CPSC and similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. For example, in October 2016, we initiated a voluntary recall of certain bicycle Float X2 shock absorber products. Most recently, in May 2017, we announced a voluntary recall of approximately 2,500 of FOX's Harley Davidson specific aftermarket motorcycle shock absorbers. In the case of OEM sales, each manufacturer has its own practices regarding product recalls and other product liability actions that could involve its suppliers. Additionally, as suppliers become more integrally involved in the design process and assume a greater role in the overall system design, OEMs could potentially look to us to share in the cost if faced with recalls and product liability claims.
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
In the future, we and our subsidiaries may be able to incur substantial additional debt from amendments to our credit facility with Bank of America and other named lenders (the "Credit Facility"), additional lending sources subject to the restrictions contained in the Credit Facility, or because of certain debt instruments we may issue.
As of January 3, 2020, we had $68.0 million of indebtedness and $177.0 million in revolving credit available to borrow under the Credit Facility. Our ability to borrow under the Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the Credit Facility.
Our indebtedness could be costly or have adverse consequences, such as:
•requiring us to dedicate a substantial portion of our cash flows from operations to payments on our debt;
•limiting our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•making us more vulnerable to adverse conditions in the general economy or our industry and to fluctuations in our operating results, including affecting our ability to comply with and maintain any financial tests and ratios required under our indebtedness;
•limiting our flexibility to engage in certain transactions or to plan for, or react to, changes in our business and industry;
•putting us at a disadvantage compared to competitors that have less relative and/or less restrictive debt; and
•subjecting us to additional restrictive financial and other covenants.
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
As of January 3, 2020, we had $68.0 million of indebtedness, bearing interest at a variable rate, outstanding under the Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $68.0 million of variable interest rate indebtedness that was outstanding as of January 3, 2020, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.7 million change to our interest expense for the year ended January 3, 2020.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, eliminating the deductibility of certain fringe benefits, permitting immediate expensing of certain capital expenditures, limiting interest deductions, modifying the tax treatment of like kind exchanges, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon the passage of the legislation, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and will continue to be subject to potential amendments and technical corrections, as well as notices, interpretations and implementation of regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. For example, the interpretation the IRS Notice regarding the deduction limitation on executive compensation resulted in a $1.4 million increase in our tax provision in the third quarter of 2018. Likewise, regulations regarding the deduction for foreign derived intangible income and our estimates of amounts deductible resulted in a $1.5 million decrease in our tax provision in the third quarter of 2019 and a $1.8 million reduction of tax expense in the fourth quarter of 2019 related to such deduction in our 2018 tax returns. In addition, it remains unclear in some cases how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how foreign governments will view the changes.
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
As of January 3, 2020, we employed approximately 2,600 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Moreover, certain of our product offerings require us to comply with the rules and regulations of various standards of standard-setting organizations, such as the CPSC, the NHTSA, and the European Committee for Standardization ("CEN"). Failure to comply with the requirements of such organizations could result in the loss of certain customer contracts, fines and penalties, or both, which could have an adverse effect on our business, financial condition or results of operations.
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
We are subject to extensive laws and regulations relating employment practices, including wage and hour, wrongful termination and discrimination. Complying with such laws and regulations, and defending against allegations of our failure to comply (including meritless allegations), can be expensive and time consuming. We believe that our policies and processes comply with applicable employment standards and related regulations, however, we are subject to risks of litigation by employees and others that might involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination, misclassification of independent contractors as employees, wrongful termination and other concerns, which could require additional expenditures.
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

In 2015, we began the process of implementing a global enterprise resource planning system ("ERP"). The pilot phase of the new ERP was completed in fiscal year 2016 and additional phases were completed in 2018 and 2019. Remaining operations will be phased in over the next few fiscal years. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Similarly, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and affords consumers new rights with respect to their data. It also provides a new private right of action for data breaches. Failure to meet GDPR and CCPA requirements could result in financial penalties.
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
We retain certain personal information about individuals and are subject to various privacy and consumer protection laws.
We collect personal information for various purposes and through various methods, including from third parties and directly from consumers through our website, at events and sales, and via telephone and email. Certain individuals may object to the processing of this data, request the deletion of this data, or opt out of the sharing of this data, any of which may negatively impact our ability to provide effective customer service or otherwise impact our operations. Collection and use of personal information in conducting our business may be subject to federal and/or state laws and regulations in the United States and foreign jurisdictions including, in particular, various jurisdictions in Europe, and such laws and regulations may restrict our processing of such personal information and may hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection, and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Our vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
Our vendors and any potential commercial partners expose us to the risk of fraud or other misconduct. Misconduct by these parties could include intentional, reckless, and/or negligent conduct or disclosure of unauthorized activities to us that violate federal and/or state data privacy, security, and consumer protection laws and regulations in the United States and abroad. Such misconduct could result in regulatory sanctions and cause serious harm to our reputation.
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 38,558,515 of which shares were outstanding as of January 3, 2020. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware ("DGCL"), which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an "interested" stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either: (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our Board of Directors prior to the date the stockholder became interested; (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans); or (iii) the business combination must be approved by our Board of Directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our Board of Directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At January 3, 2020, we occupied the following square footage by location:

	United States	Other Countries	Total
Leased facilities	559,086	197,788	756,874
Owned facilities	704,884	44,347	749,231
Total	1,263,970	242,135	1,506,105
During 2018, we relocated our corporate headquarters from Scotts Valley, California to our offices in Braselton, Georgia. We are also currently constructing an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase of the Hall County, Georgia project is expected to be completed late in the second quarter of 2020 and will be used for manufacturing, warehousing, distribution and office space.
Certain administrative, research and development and manufacturing operations are located in California. We also manufacture in the U.S. States of Michigan and Indiana, and internationally in Taiwan and Canada, and maintain sales and service offices in the U.S. and Europe.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit. The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. SRAM has appealed to the CAFC to rehear the case en banc and that appeal is pending. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	High	Low
Year Ending December 28, 2018
Quarter ended March 30, 2018	$40.20	$34.35
Quarter ended June 29, 2018	47.40	33.25
Quarter ended September 28, 2018	72.10	47.75
Quarter ended December 28, 2018	75.17	50.66
Year Ending January 3, 2020
Quarter ended March 29, 2019	$71.70	$54.21
Quarter ended June 28, 2019	83.74	65.07
Quarter ended September 27, 2019	86.91	59.63
Quarter ended January 3, 2020	71.07	59.01
On February 28, 2020, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $63.40 per share.
Stockholders
As of February 28, 2020, there were approximately six holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended January 3, 2020 and December 28, 2018. In addition, our Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Former Second Amended and Restated Credit Facility and New Credit Facility" for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant. We do not intend to pay dividends in the foreseeable future.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through January 3, 2020 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite") and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the quarter ended January 3, 2020:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
9/28 - 11/1	1,554	$60.94	—
11/2 - 11/29	652	66.82	—
11/30 - 1/3	—	—	—
Total	2,206	$62.68	—

(1) Includes shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, and the consolidated balance sheet data as of January 3, 2020 and December 28, 2018 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of income data for the years ended December 30, 2016 and December 31, 2015 as well as the consolidated balance sheet data as of December 29, 2017, December 30, 2016 and December 31, 2015, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Income Data:

		For the fiscal years ended
(in thousands, except per share data)
	(1)	2019	2018	2017	2016	2015
Sales		$751,020	$619,225	$475,633	$403,077	$366,798
Cost of sales (2)		508,285	413,729	321,143	276,689	254,756
Gross profit		242,735	205,496	154,490	126,388	112,042
Operating expenses:
Sales and marketing (2)		42,794	37,296	27,905	25,796	23,182
Research and development (2)		31,789	25,847	20,178	18,459	17,001
General and administrative (2)		48,999	41,756	34,933	27,693	21,053
Amortization of purchased intangibles		6,344	6,065	2,986	2,988	8,525
Fair value adjustment of contingent consideration and acquisition-related compensation		—	—	1,447	5,911	6,937
Total operating expenses		129,926	110,964	87,449	80,847	76,698
Income from operations		112,809	94,532	67,041	45,541	35,344
Other expense, net:
Interest expense		3,173	3,059	2,396	2,088	1,549
Other expense (income), net		1,067	583	360	363	(449)
Total other expense, net		4,240	3,642	2,756	2,451	1,100
Income before income taxes		108,569	90,890	64,285	43,090	34,244
Provision for income taxes		14,099	5,523	21,102	7,415	9,290
Net income		94,470	85,367	43,183	35,675	24,954
Less: net income attributable to non-controlling interest		1,437	1,327	55	—	—
Net income attributable to FOX stockholders		$93,033	$84,040	$43,128	$35,675	$24,954
Earnings per share:
Basic		$2.43	$2.22	$1.15	$0.97	$0.67
Diluted		$2.38	$2.16	$1.11	$0.94	$0.66
Weighted average shares used to compute earnings per share:
Basic		38,333	37,805	37,373	36,799	36,989
Diluted		39,155	38,956	38,738	37,801	37,894

(1) The Company operates on a 52 to 53 week fiscal calendar. The 2019 fiscal year, which ended on January 3, 2020, had 53 weeks and the 2018, 2017, 2016 and 2015 fiscal years, which ended on December 28, 2018, December 29, 2017, December 30, 2016 and December 31, 2015, each had 52 weeks, respectively.

(2) Includes stock-based compensation as follows:

	For the fiscal years ended
(in thousands)	2019	2018	2017	2016	2015
Cost of sales	$802	$482	$429	$139	$82
Sales and marketing	506	556	587	598	430
Research and development	721	640	442	357	178
General and administrative	4,835	5,644	7,269	5,129	4,217
Total	$6,864	$7,322	$8,727	$6,223	$4,907

Consolidated Balance Sheet Data:

	For the fiscal years ended
(in thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$43,736	$27,958	$35,947	$35,280	$6,944
Inventory	128,505	107,140	84,841	71,243	68,202
Working capital	190,000	135,162	116,702	95,876	57,971
Property, plant and equipment, net	108,379	64,788	43,636	32,262	26,094
Total assets	609,316	485,254	428,286	335,600	277,716
Total debt, including current portion (1)	68,000	59,426	98,643	66,683	47,881
Total stockholders’ equity	$422,200	$321,205	$234,835	$184,937	$152,260

(1) In 2014, in connection with our acquisitions, we entered into amendments to our credit facility, borrowing $80.0 million under a secured term loan. In 2016, we entered into the Second Amended and Restated Credit Facility, with a refinanced term loan principal balance of $75.0 million. We paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into a new Credit Facility with Bank of America, N.A. ("Bank of America").

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
Overview
We are a designer, manufacturer and marketer of performance-defining component products used primarily on bikes, side-by-side vehicles, or Side-by-Sides, on-road and off-road vehicles and trucks, all-terrain vehicles or ATVs, snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of parts represented less than 1% of our sales in each of the years ended January 3, 2020, December 28, 2018 and December 29, 2017.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of performance-defining products. Our products fall into the following two categories:
•powered vehicles, including Side-by-Sides, certain on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks; and
•specialty sports products, which consist primarily of bike suspension and component products.
In each of the years ended January 3, 2020, December 28, 2018 and December 29, 2017, approximately 60%, 54% and 48%, respectively, of our sales were attributable to sales of products for powered vehicles and approximately 40%, 46% and 52%, respectively, of our sales were attributable to sales of specialty sports products.
Our North American sales totaled $502.3 million, $388.7 million and $280.9 million, or 67%, 63% and 59% of our total sales in fiscal years 2019, 2018 and 2017, respectively. Our international sales totaled $248.8 million, $230.5 million and $194.8 million, or 33%, 37% and 41% of our total sales in fiscal years 2019, 2018 and 2017, respectively. Sales attributable to countries outside the United States are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the United States. We estimate, based on our internal projections, that approximately one-third of the end users of our products are located outside the United States.
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
Our aftermarket distribution network currently consists of more than 5,000 retail dealers and distributors worldwide. To further penetrate the aftermarket channel, we intend to selectively add additional dealers and distributors in certain geographic markets, expand our internal sales force and strategically increase the number of aftermarket specific products and services that we offer for existing vehicle platforms. In addition, we believe international expansion represents a significant opportunity for us and we intend to selectively increase infrastructure investments and focus on identified geographic regions.
As a supplier to OEM customers, we are largely dependent on the success of the business of our OEM customers. Model year changes by our OEM customers may adversely impact our sales or cause our sales to vary from quarter to quarter. Losses in market share or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products that incorporate our products could negatively impact our business and our results of operations.
During 2018, we moved our corporate headquarters from Scotts Valley, California to our offices in Braselton, Georgia. We are also currently constructing an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase of the Hall County, Georgia project is expected to be completed late in the second quarter of 2020 and will be used for manufacturing, warehousing, distribution and office space. Our Scotts Valley, California location will remain an essential shared services facility housing certain corporate functions.

In addition, we relocated our aftermarket bike products distribution, sales and service operations from Watsonville and Scotts Valley, California to Reno, Nevada to better serve our customers.
From time to time, we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business, we reserve for such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs.
We intend to evaluate selective potential acquisition opportunities for performance-defining products and technologies that we believe will help us extend our performance-defining product platform. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our results of operations. In addition, we may contractually obligate ourselves to contingent consideration or acquisition related compensation payments in conjunction with such acquisitions, which could have a negative impact on our cash flow and results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual obligations and commitments" for additional information.
Basis of presentation
Sales are primarily comprised of:
Sales from:
•Product sales: consist of sales of performance-defining products and systems to customers worldwide. Sales are measured based on the consideration specified in a contract with a customer. We recognize sales when a performance obligation is satisfied by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, we may also enter into master agreements; and
•Shipping and handling fees: consists of shipping and handling fees billed to customers.
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
Cost of sales
The cost of sales includes the cost of purchased parts and manufactured products (raw materials consumed, the cost to procure materials, labor costs, including wages, and employee benefits, and factory overhead to produce finished good products), including:
•the costs to inspect and repair products;
•shipping costs associated with inbound freight. These costs are capitalized as part of inventory and included in cost of sales as the inventory is sold;
•royalty expenses, including payments to certain parties for our use of licensed technology incorporated into our products;
•freight expenses incurred for certain shipments to customers;
•warranty costs associated with the repair or replacement of products under warranty; and
•reductions in the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances.
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

Operating expenses
Our operating expenses consist of the following:
•sales and marketing;
•research and development;
•general and administrative;
•amortization of purchased intangibles; and
•fair value adjustment of contingent consideration and acquisition-related compensation.
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
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended January 3, 2020, December 28, 2018 and December 29, 2017.
Our fair value adjustments of contingent consideration and acquisition-related compensation related primarily to adjustments to our contingent consideration liability arising from the acquisition of Sport Truck as well as accruals for earn-outs related to our acquisition of Race Face/Easton. Our contingent consideration and acquisition-related compensation for the Sport Truck and Race Face/Easton acquisitions have been fully recognized and paid as of January 3, 2020.
Income from operations
We define income from operations as gross profit less our operating expenses. We use income from operations as an indicator of the profitability of our business and our ability to manage costs.
Other expense, net
Other expense, net consists of interest expense and other expense, net. Interest expense consists of interest charged to us under our credit facility.
Other expense, net consists of foreign currency transaction gains and losses, gains and losses on the disposal of fixed assets, and other miscellaneous items.
 Income taxes
We are subject to income taxes in the United States (federal and state) and various other foreign jurisdictions. Our effective tax rate could be affected by numerous factors such as change in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions.
For the years ended January 3, 2020, December 28, 2018 and December 29, 2017, we had effective tax rates of 13.0%, 6.1% and 32.8%, respectively. We have concluded certain elements of our international restructuring in response to the Tax Cuts Jobs Act (the "TCJA"), and expect that certain other changes will be carried out over a number of years.
The TCJA significantly changed how the U.S. taxes corporations. As a result of the enactment of the TCJA in December 2017, our unremitted earnings became subject to a transition tax, which we paid with existing foreign tax credits. We therefore no longer consider our unremitted earnings to be permanently reinvested.

As of January 3, 2020, our deferred tax assets included foreign tax credits of approximately $33.3 million, which begin to expire in 2025 unless utilized.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of January 3, 2020, we recorded a valuation allowance of $6.5 million, as we anticipate that the TCJA will partially limit our ability to utilize our foreign tax credits. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next twelve months as we assess the progress and outcome of our restructuring activities.
We also have federal and state research credit carryforwards of approximately $2.8 million and $2.9 million, respectively. The federal research credits will begin to expire in 2036 unless utilized; the state research credits do not expire.
Stock-based compensation gives rise to deferred tax assets to the extent of the compensation expense recognized on non-qualified stock options that have not been exercised or expired and restricted stock awards that have not vested. As of January 3, 2020, our deferred tax assets included $1.0 million associated with stock-based compensation expense. We adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in 2016, and as a result, record the difference between the deferred tax asset and the actual tax deduction for stock-based compensation as a component of our income tax expense. Prior to adoption, such differences were recorded as a component of equity. In the three years ended January 3, 2020, and in future periods, our effective tax rate will vary based on such differences.
We are subject to examination of our income tax returns by the U.S. IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax liabilities and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our effective tax rate.
In 2018, we received a no change letter from the Internal Revenue Service ("IRS") related to the audit of our 2015 federal tax return. Additionally, we entered into a closing agreement with the IRS that resolved the uncertainty about the deductibility of amortization and depreciation arising from the Compass Group Diversified Holdings LLC's acquisition of us in 2008 (the "Compass Acquisition") for all open tax years. The favorable conclusion resulted in a decrease in the unrecognized tax benefits of $6.2 million, of which $5.6 million favorably impacted the effective tax rate. Including the reversal of the amounts presented as net of deferred tax assets and accrued interest and penalties, the favorable conclusion resulted in a benefit of $9.8 million to the provision for income tax for the year ended December 28, 2018. The deductibility of acquisition-related amortization and depreciation for state tax purposes remains uncertain.

Results of operations
The table below summarizes our results of operations for the fiscal years ended January 3, 2020, December 28, 2018, and December 29, 2017:

	For the fiscal years ended
	January 3,	December 28,	December 29,
(in thousands)	2020	2018	2017
Sales	$751,020	$619,225	$475,633
Cost of sales	508,285	413,729	321,143
Gross profit	242,735	205,496	154,490
Operating expenses:
Sales and marketing	42,794	37,296	27,905
Research and development	31,789	25,847	20,178
General and administrative	48,999	41,756	34,933
Amortization of purchased intangibles	6,344	6,065	2,986
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	1,447
Total operating expenses	129,926	110,964	87,449
Income from operations	112,809	94,532	67,041
Other expense, net:
Interest expense	3,173	3,059	2,396
Other expense	1,067	583	360
Total other expense, net	4,240	3,642	2,756
Income before income taxes	108,569	90,890	64,285
Provision for income taxes	14,099	5,523	21,102
Net income	94,470	85,367	43,183
Less: net income attributable to non-controlling interest	1,437	1,327	55
Net income attributable to FOX stockholders	$93,033	$84,040	$43,128

The following table sets forth statement of income data as a percentage of sales for the years indicated:

	For the fiscal years ended
	January 3,	December 28,	December 29,
	2020	2018	2017
Sales	100.0%	100.0%	100.0%
Cost of sales	67.7	66.8	67.5
Gross profit	32.3	33.2	32.5
Operating expenses:
Sales and marketing	5.7	6.0	5.9
Research and development	4.2	4.2	4.2
General and administrative	6.5	6.7	7.3
Amortization of purchased intangibles	0.8	1.0	0.6
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	0.3
Total operating expenses	17.3	17.9	18.4
Income from operations	15.0	15.3	14.1
Other expense, net:
Interest expense	0.4	0.5	0.5
Other expense	0.1	0.1	0.1
Other expense, net	0.6	0.6	0.6
Income before income taxes	14.5	14.7	13.5
Provision for income taxes	1.9	0.9	4.4
Net income	12.6	13.8	9.1
Less: net income attributable to non-controlling interest	0.2	0.2	0.1
Net income attributable to FOX stockholders	12.4%	13.6%	9.0%
*Percentages may not foot due to rounding.

Fiscal year ended January 3, 2020 compared to fiscal year ended December 28, 2018
Sales

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Sales	$751.0	$619.2	$131.8	21.3%
Sales for the year ended January 3, 2020 increased approximately $131.8 million, or 21.3%, compared to the year ended December 28, 2018. The sales increase reflects 33.8% growth in Powered Vehicle products as well as a 6.3% increase in Specialty Sports products for the year ended January 3, 2020 compared to the prior year. The increase in sales of Powered Vehicle product sales was primarily due to the continued success of our product lineup, particularly in the OEM channel, as well as the inclusion of Ridetech's results. The increase in Specialty Sports product sales reflects new product introductions and strong sell through with certain higher growth OEMs.
Cost of sales

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Cost of sales	$508.3	$413.7	$94.6	22.9%
Cost of sales for the year ended January 3, 2020 increased approximately $94.6 million, or 22.9%, compared to the year ended December 28, 2018. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin, which are discussed below.
For the year ended January 3, 2020, our gross margin was 32.3% compared to 33.2% for the year ended December 28, 2018. The decrease in our gross profit margin was primarily due to a shift in customer and product mix as the Company's larger North American OEMs represented a higher portion of sales. Additionally, we incurred manufacturing and supply chain inefficiencies associated with a higher than anticipated increase in customer demand.
Operating expenses

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$42.8	$37.3	$5.5	14.7%
Research and development	31.8	25.8	6.0	23.3%
General and administrative	49.0	41.8	7.2	17.2%
Amortization of purchased intangibles	6.3	6.1	0.2	3.3%
Total operating expenses	$129.9	$111.0	$18.9	17.0%
Total operating expenses for the year ended January 3, 2020 increased approximately $18.9 million, or 17.0%, over the comparable period in 2018. When expressed as a percentage of sales, operating expenses decreased to 17.3% of sales for the year ended January 3, 2020 compared to 17.9% of sales in 2018.
Within operating expenses, our sales and marketing expense increased by approximately $5.5 million primarily due to wages and related expenses of $2.2 million, costs related to our recently acquired Ridetech subsidiary of $1.7 million, and various other promotional expenses to expand our marketing team and continue to grow our brand. Research and development expenses increased approximately $6.0 million primarily due to headcount investments of $4.6 million as we continue to pursue product innovation, facilities related costs and cost associated with Ridetech. General and administrative expenses increased approximately $7.2 million due to payroll related costs of $4.0 million, facility and depreciation expense of $2.4 million, costs associated with Ridetech of $0.6 million and various other items, partially offset by a decrease of $1.3 million in litigation expenses.
Amortization of purchased intangible assets for the year ended January 3, 2020 increased by approximately $0.2 million as compared to the year ended December 28, 2018, due to the amortization of Ridetech's intangible assets.

Income from operations

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Income from operations	$112.8	$94.5	$18.3	19.4%
As a result of the factors discussed above, income from operations for the year ended January 3, 2020 increased approximately $18.3 million, or 19.4%, compared to income from operations in the same period in 2018.
Other expense, net

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Other expense, net:
Interest expense	$3.2	$3.1	$0.1	3.2%
Other expense, net	1.0	0.5	0.5	100.0%
Other expense, net	$4.2	$3.6	$0.6	16.7%
Other expense, net for the year ended January 3, 2020 increased by approximately $0.6 million to $4.2 million compared to $3.6 million for the year ended December 28, 2018. The increase in other expense, net is primarily due to a $0.5 million increase in foreign exchange losses in the year ended January 3, 2020.
Income taxes

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Provision for income taxes	$14.1	$5.5	$8.6	156.4%
Income tax expense for the year ended January 3, 2020 increased by approximately $8.6 million to $14.1 million compared to income tax expense of $5.5 million in the same period in 2018. The increase in expense resulted primarily from the non-recurring Compass Acquisition uncertain tax position which was reflected in 2018, partially offset by the benefit of U.S. foreign derived earnings and the benefit of excess deductions on stock-based compensation.
The effective tax rates were 13.0% and 6.1% for the years ended January 3, 2020 and December 28, 2018, respectively.
For the year ended January 3, 2020, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from the benefit of excess deductions on stock-based compensation, the benefit of a lower tax rate on U.S. foreign derived earnings, partially offset by non-deductible executive compensation and state taxes.
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
Net income

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Net income	$94.5	$85.4	$9.1	10.7%
As a result of the factors described above, our net income increased $9.1 million, or 10.7%, to $94.5 million in the year ended January 3, 2020 from $85.4 million for the same period in 2018.

Fiscal year ended December 28, 2018 compared to fiscal year ended December 29, 2017
Sales

	For the fiscal years ended
(in millions)	2018	2017	Change ($)	Change (%)
Sales	$619.2	$475.6	$143.6	30.2%
Sales for the year ended December 28, 2018 increased approximately $143.6 million, or 30.2%, compared to the year ended December 29, 2017. The sales increase reflects 46.5% growth in Powered Vehicle products as well as a 14.9% increase in Specialty Sports products for the year ended December 28, 2018 compared to the prior year. The increase in sales of Powered Vehicle products was primarily due to continued higher demand for on and off-road suspension products, including increased OEM sales, as well as the inclusion of Tuscany's results. The increase in Specialty Sports product sales was primarily due to the success of our current bike product lines including new products within those lines.
Cost of sales

	For the fiscal years ended
(in millions)	2018	2017	Change ($)	Change (%)
Cost of sales	$413.7	$321.1	$92.6	28.8%
Cost of sales for the year ended December 28, 2018 increased approximately $92.6 million, or 28.8%, compared to the year ended December 29, 2017. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin, which are discussed below.
For the year ended December 28, 2018, our gross margin was 33.2% compared to 32.5% for the year ended December 29, 2017. The increase in our gross profit margin was primarily attributable to increased operating leverage on higher volume and improved manufacturing efficiencies.
Operating expenses

	For the fiscal years ended
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
Total operating expenses for the year ended December 28, 2018 increased approximately $23.6 million, or 27.0%, over the comparable period in 2017. When expressed as a percentage of sales, operating expenses decreased to 17.9% of sales for the year ended December 28, 2018 compared to 18.3% of sales in 2017.
Within operating expenses, our sales and marketing expense increased by approximately $9.4 million primarily due to costs incurred at our recently acquired Tuscany subsidiary of $6.9 million, as well as increased headcount and promotional expenses in our existing business lines to expand our marketing team and continue to grow our brand. Research and development expenses increased approximately $5.6 million primarily due to headcount investments of $3.3 million, prototyping and equipment costs of $0.9 million, higher patent costs of $0.6 million, costs incurred at Tuscany of $0.2 million, and various other items. General and administrative expenses increased approximately $6.9 million due to higher legal costs related to ongoing litigation of $2.1 million, expenses of $1.7 million incurred at Tuscany, higher facility-related costs of $0.6 million, higher professional fees of $1.3 million related to our ERP project, general legal and compliance costs, consulting resources, and various other items, partially offset by lower acquisition-related expenses.

Amortization of purchased intangible assets for the year ended December 28, 2018 increased by approximately $3.1 million as compared to the year ended December 29, 2017. This increase is due to the amortization of Tuscany's customer relationship assets.
We incurred $1.4 million in acquisition-related compensation in connection with management earn-out arrangements during the year ended December 29, 2017. Earn-out arrangements were completed during the fiscal year 2017.
 Income from operations

	For the fiscal years ended
(in millions)	2018	2017	Change ($)	Change (%)
Income from operations	$94.5	$67.0	$27.5	41.0%
As a result of the factors discussed above, income from operations for the year ended December 28, 2018 increased approximately $27.5 million, or 41.0%, compared to income from operations in the same period in 2017.
Other expense, net

	For the fiscal years ended
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

	For the fiscal years ended
(in millions)	2018	2017	Change ($)	Change (%)
Provision for income taxes	$5.5	$21.1	$(15.6)	(73.9)%
Income tax expense for the year ended December 28, 2018 decreased by approximately $15.6 million to $5.5 million compared to income tax expense of $21.1 million in the same period in 2017. The decrease in expense resulted primarily from the decrease in U.S. corporate tax rate, the recognition of $9.8 million in uncertain tax positions incurred as a result of the Compass Acquisition, and the non-recurrence of transition items related to the TCJA, which resulted in a net expense of $9.3 million in 2017, partially offset by additional taxes associated with a 41.4% increase in pre-tax income and loss of deductibility of certain components of performance-based executive compensation. Additionally, our 2018 income tax expense increased by $3.4 million as a result of a reduction in the excess benefit of stock-based compensation.
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

	For the fiscal years ended
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
As of January 3, 2020, we held $40.6 million of our $43.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate, subject to withholding taxes in some jurisdictions. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended
	January 3,	December 28,	December 29,
(in thousands)	2020	2018	2017
Net cash provided by operating activities	$74,830	$65,392	$48,172
Net cash used in investing activities	(60,330)	(30,203)	(70,456)
Net cash provided by (used in) financing activities	859	(43,431)	22,007
Effect of exchange rate changes on cash and cash equivalents	419	253	944
Increase (decrease) in cash and cash equivalents	$15,778	$(7,989)	$667
We expect that cash on hand, cash flow from operations and availability under our credit facility will be sufficient to fund our operations during the next twelve months from the date of this Annual Report on Form 10-K. See Note 18 - Subsequent Events of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion related to acquisitions and our credit facility.
Operating activities
Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items primarily, depreciation and amortization, stock-based compensation, and deferred income taxes, offset by net cash invested in working capital.
In the year ended January 3, 2020, cash provided by operating activities was $74.8 million and consisted of net income of $94.5 million plus non-cash items and other adjustments totaling $14.5 million less changes in operating assets and liabilities totaling $34.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $17.7 million, stock-based compensation of $6.9 million, and loss on the extinguishment of debt of $0.5 million, offset by a $10.6 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $17.0 million, and accounts receivable of $12.1 million, decreases in income taxes of $3.6 million and accrued expenses of $2.3 million, partially offset by a decrease in prepaids and other assets of $1.7 million. The changes in inventory, accounts receivable, accrued expenses and prepaids and other assets are primarily due to seasonal impacts on working capital. The decrease in income taxes is primarily due to the timing of estimated tax payments and refunds.

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
In the year ended December 29, 2017, cash provided by operating activities was $48.2 million and consisted of net income of $43.2 million plus non-cash items totaling $17.9 million less changes in operating assets and liabilities and other adjustments totaling $13.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $10.3 million, and stock-based compensation of $8.7 million, offset by a $1.2 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $8.3 million and prepaids and other assets of $6.4 million, and a decrease in accrued expenses of $10.5 million, partially offset by a decrease in accounts receivable of $3.6 million, and increases in accounts payable of $2.2 million and income taxes net payable of $6.4 million. The increases in inventory and accounts payable reflects the growth of our business, and the expansion of our manufacturing facilities. The decrease in accounts receivable reflects changes in customer mix and timing. The decrease in accrued expenses is primarily due to payments of our acquisition-related compensation and timing of payments for certain other non-vendor liabilities. The increase in prepaid and other assets is a result of advanced payments to vendors and the timing of insurance and benefits payments. The change in net current income tax accounts is primarily due to timing of estimated tax payments and refunds.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets, and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the year ended January 3, 2020, cash used in investing activities was $60.3 million which primarily consisted of $53.5 million in property and equipment additions and $6.8 million of cash consideration for our acquisition of Ridetech.
In the year ended December 28, 2018, cash used in investing activities was $30.2 million which consisted entirely of property and equipment additions.
In the year ended December 29, 2017, cash used in investing activities was $70.5 million which consisted primarily of $53.6 million invested in the Tuscany acquisition and $16.9 million in property and equipment additions.
Financing activities
Cash provided by or used in financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the year ended January 3, 2020, net cash provided by financing activities was $0.9 million, which consisted primarily of $7.7 million in net proceeds from our credit facility offset by $6.8 million in payments to repurchase shares to cover tax withholding related to the vesting of restricted stock awards, net of proceeds from the exercise of stock options.
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
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.50%. At January 3, 2020, the one-month LIBOR and prime rates were 1.71% and 4.75%, respectively. At January 3, 2020, our weighted average interest rate on outstanding borrowing was 2.80%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 3, 2020.
Contractual obligations and commitments
As of January 3, 2020, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$68,000	$—	$—	$68,000	$—
Operating lease obligations	19,351	6,242	7,442	3,948	1,719
Purchase obligations and other	5,136	4,136	1,000	—	—
Total	$92,487	$10,378	$8,442	$71,948	$1,719
As of January 3, 2020, we had a liability of approximately $0.9 million associated with uncertain tax positions, which is classified as a current liability in our consolidated balance sheet because it is reasonably possible that certain federal, foreign, and state tax matters could be concluded in the next twelve months. However, our liability for uncertain tax positions has been excluded from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. See Note 13 - Income Taxes of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. Generally, our quarterly sales have been the lowest in the first quarter and highest in the third quarter of the year. For example, our sales in our first and third quarters of 2019 represented 22% and 28% of our total sales for the year, respectively.
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
Inventories
Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or net realizable value. Cost includes raw materials, as well as direct labor and manufacturing overhead for products we manufacture. Net realizable value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete or impaired balances.
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
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2019 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Indefinite-lived intangible assets
Certain trademarks and trade names are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually.
Finite-lived intangible assets
We assess the recoverability of identifiable finite-lived intangible assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying amount may be impaired. Impairment of certain finite-lived intangible assets, particularly customer relationships, certain trade names and core technology, is measured by comparing the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If the asset or asset group is considered to be impaired, the amount of such impairment would be measured by the difference between the carrying amount of the asset and its fair value.
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
Income taxes
We are subject to income taxes in the U.S. (federal and state) and foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The income tax effects of these differences are classified as long-term deferred tax assets and liabilities in our consolidated balance sheets.
Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including but not limited to, historical operating results, forecasted earnings, estimates of future taxable income of a character necessary to realize the deferred asset, relative proportions of revenue and pre-tax income in the various domestic and jurisdictions in which we operate, and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

Additionally, our judgments, assumptions, and estimates relative to the provision for income taxes take into account enacted tax laws, regulations, administrative practices, interpretations in various jurisdictions and possible outcomes of current and future audits conducted by tax authorities. Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions.
We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating tax positions such as the closing of a tax audit, the refinement of estimates, and the expiration of a statute of limitations that may require periodic adjustments that impact our tax provision in our consolidated statements of income. Interest and penalties associated with income taxes are recorded as income tax expense.
The TCJA significantly changed how the U.S. taxes corporations. The TCJA requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered. As future guidance is issued, we may adjust amounts that we have previously recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
Our provision for income tax expense also considers our assertions regarding the indefinite reinvestment of earnings of our foreign subsidiaries. We consider the following matters, among others, in evaluating our plans for indefinite reinvestment: (i) the financial requirements of both the Company and its foreign operations, both for the long term and for the short term; (ii) the ability to manage cash globally through intercompany activities; (iii) the tax consequences of any decision to reinvest the earnings of foreign subsidiaries, including any changes in U.S. tax law relating to the treatment of these unremitted earnings; and (iv) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. As a result of the enactment of the TCJA in December 2017, our unremitted earnings became subject to a transition tax, which we paid with existing foreign tax credits. We therefore no longer consider our unremitted earnings to be permanently reinvested.
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units ("RSUs"), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company does not estimate forfeitures in recognizing stock-based compensation expense.
The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions including our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.
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
We used Level 2 inputs to determine the fair value of our Second Amended and Restated Credit Facility. As of December 28, 2018, the carrying amount of the principal under the Second Amended and Restated Credit Facility approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio. We paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into the new revolving Credit Facility with Bank of America.
As of January 3, 2020, we used Level 3 inputs to determine the fair value of our potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement (see Note 16 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). If these put provisions were exercised, we would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price. The Level 3 methodology we use to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings, taking into consideration historical earnings and other factors.
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

The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2019, with a cumulative effect adjustment to the opening balance of retained earnings at December 28, 2018 with no restatement of comparative periods’ financial information ("current-period adjustment method"). Additionally, the Company adopted this guidance using practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all of its leases and elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities. The Company did not use the hindsight practical expedient to adopt this guidance. The Company recorded a cumulative effect adjustment of $13.6 million to operating lease right-of-use assets, $13.9 million to operating lease liabilities, and $0.3 million gross ($0.2 million net of taxes) to the opening balance of the Company's retained earnings to reflect the cumulative effect of the adoption of the standard. This standard did not have a material impact on our consolidated income statements.
In June 2016, the FASB issue ASU 2016-13, Financial Instruments: Credit Losses, which adds an impairment model that is based on expected losses rather than incurred losses. Under this standard, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim reporting periods within those years and early adoption is permitted. The Company does not expect the impact of this adoption to be material.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements of fair value measurements in Topic 820. This standard is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other: Internal-Use Software, which helps simplify how entities evaluate the accounting for costs paid by a customer in a cloud computing arrangement that is a service contract. This standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We generally do not hedge our interest rate exposure. We had $68.0 million of debt, bearing interest at a variable rate, outstanding under our Credit Facility as of January 3, 2020. A hypothetical 100 basis point increase or decrease in the interest rate on our variable debt would have resulted in an approximately $0.7 million change to our interest expense for the year ended January 3, 2020.
Exchange rate sensitivity
As of January 3, 2020, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.

Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents and trade receivables. As of January 3, 2020, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2020. Based on the evaluation of our disclosure controls and procedures as of January 3, 2020, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The Management’s Report on Internal Control Over Financial Reporting is contained in Part IV. "Management's Report on Internal Control Over Financial Reporting" of this Annual Report on Form 10-K and is incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
Grant Thornton, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting. A report of independent registered public accounting firm is contained in Part IV. "Report of Independent Registered Public Accounting Firm" of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 3, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class I Directors" and "Corporate Governance."
Information required by this Item regarding our corporate governance, including our audit committee and code of ethics, is incorporated by reference to the sections of the Proxy Statement entitled "Corporate Governance" and "The Board of Directors."
Information required by this Item regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Delinquent Section 16(a) Reports."

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate	S-1	333-189841	July 8, 2013
4.2	Form of Indenture	S-3	333-203146	March 31, 2015
4.3	Description of Securities				X
10.1†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline	S-1/A	333-189841	July 25, 2013
10.2†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman	S-1/A	333-189841	July 25, 2013
10.3†	Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger	10-Q	001-36040	May 4, 2016
10.4†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry Enterline	10-Q	001-36040	August 3, 2016
10.5†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Zvi Glasman	10-Q	001-36040	August 3, 2016
10.6†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Wes Allinger	10-Q	001-36040	May 2, 2018
10.7†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Chris Tutton	10-K	001-36040	February 26, 2019
10.8†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Michael C. Dennison	10-K	001-36040	February 26, 2019
10.9†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Larry L. Enterline	8-K	001-36040	July 1, 2019
10.10†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019
10.11†	Transition Services, Separation and Release Agreement, dated October 2, 2019, by and between Fox Factory Holding Corp. and Zvi Glasman	8-K	001-36040	October 10, 2019
10.12†	Employment Agreement, dated December 2, 2019, by and between Fox Factory Holding Corp. and John E. Blocher	8-K/A	001-36040	December 3, 2019
10.13†	Non-Employee Director Compensation Policy	S-1/A	333-189841	July 25, 2013
10.14†	Form of Indemnification Agreement, by and between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors	10-Q	001-36040	October 31, 2018
10.15†	2008 Stock Option Plan, as amended	S-1	333-189841	July 8, 2013
10.16†	2008 Non-Statutory Stock Option Plan, as amended	S-1/A	333-189841	August 2, 2013
10.17†	2013 Omnibus Plan	S-1/A	333-189841	July 29, 2013
10.18†	2013 Omnibus Plan, as amended by the First Amendment, approved by stockholders on May 4, 2017	8-K	001-36040	May 8, 2017
10.19†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan	S-1/A	333-189841	July 25, 2013

10.20	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC, and related addendum	S-1	333-189841	July 8, 2013
10.21	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease-Gross, dated March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda	S-1	333-189841	July 8, 2013
10.22	Air Commercial Real Estate Association Standard Industrial / Commercial Multi-Tenant Lease – Net, dated April 19, 2012, by and between Fox Factory, Inc. and North Johnson Vernon Property, LLC, and related addendum	S-1	333-189841	July 8, 2013
10.23	Asset Purchase and Contribution Agreement, by and among FF US Acquisition Corp., FF US Holding Corp., Flagship, Inc. d/b/a Tuscany, and Michael Graber and Jeff Burttschell, dated November 30, 2017	8-K	001-36040	December 4, 2017
10.24	Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and the other financial institutions party thereto, dated June 3, 2019	8-K	001-36040	June 4, 2019
10.25	Standard Form of Agreement between Owner and Design-Builder, dated July 24, 2019 (the “Standard Form of Agreement”), by and between Fox Factory, Inc. and Carroll Daniel Construction Company	8-K	001-36040	December 30, 2019
10.26	Amendment No. 1 to the Standard Form of Agreement, dated December 23, 2019	8-K	001-36040	December 30, 2019
10.27	Stock Purchase Agreement, by and among Fox Factory, Inc., Southern Rocky Holdings, LLC, and SCA Performance Holdings, Inc., dated February 11, 2019				X
10.28	Commitment Letter, among Fox Factory Holding Corp., Bank of America, N.A. and BofA Securities, Inc., dated February 11, 2019				X
21.1	List of Subsidiaries				X
22.1	Consent of Independent Registered Public Accounting Firm				X
23.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
† Management contract or compensatory plan.
*  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section of 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX FACTORY HOLDING CORP.

	By:	/s/ John E. Blocher
March 3, 2020		John E. Blocher, Interim Chief Financial Officer and Interim Treasurer
(Interim Principal Financial and Accounting Officer & Duly Authorized Signatory)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John E. Blocher and Michael C. Dennison, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Dennison	Chief Executive Officer and Director	March 3, 2020
Michael C. Dennison	(Principal Executive Officer)

/s/ John E. Blocher	Interim Chief Financial Officer and Interim Treasurer	March 3, 2020
John E. Blocher	(Interim Principal Financial and Interim Accounting Officer)

/s/ Larry L. Enterline	Executive Chairman of the Board	March 3, 2020
Larry L. Enterline

/s/ Dudley Mendenhall	Lead Independent Director	March 3, 2020
Dudley Mendenhall

/s/ Tom Duncan	Director	March 3, 2020
Tom Duncan

/s/ Elizabeth A. Fetter	Director	March 3, 2020
Elizabeth A. Fetter

/s/ Jean Hlay	Director	March 3, 2020
Jean Hlay

/s/ Ted Waitman	Director	March 3, 2020
Ted Waitman

Management’s Report on Internal Control Over Financial Reporting

The management of Fox is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Fox’s internal control over financial reporting is a process designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, Fox conducted an evaluation of the effectiveness of our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making its assessment of internal control over financial reporting as of January 3, 2020, management has excluded RT Acquisition Corp. ("Ridetech"), which was formed in May 2019 to acquire the business of Air Ride Technologies, Inc. d/b/a Ridetech. The Company is currently assessing the control environment of the acquired business. The acquired business represented approximately 3% of the Company's consolidated total assets as of January 3, 2020 and approximately 1% of the Company's consolidated net sales for the year ended January 3, 2020.
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of January 3, 2020.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

March 3, 2020

/s/ Michael C. Dennison
Michael C. Dennison
Chief Executive Officer

/s/ John E. Blocher
John E. Blocher
Interim Chief Financial Officer and Interim Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2020 and December 28, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended January 3, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2020 and December 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of the Accounting Standards Update (“ASU”) No. 2016 – 02, Leases. The Company adopted this new standard on December 29, 2018.
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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Net realizable value of inventory
As discussed in Note 1 - Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies, adjustments are made to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete or impaired balances. Management monitors inventory quantities on hand and on order and records write-downs for estimated excess or obsolescence based on estimated demand for products, obsolescence of technology, product life cycles, and when pricing trends or forecasts indicate that the carrying value of inventory exceeds estimated selling price. We identified the net realizable value of inventory as a critical audit matter.
The principal considerations for our determination that the net realizable value of inventory represents a critical audit matter are that the assessment of the valuation of inventory is complex and includes an estimate of forecast demand. The demand estimate is subjective and requires the Company to consider significant assumptions such as economic conditions, consumer and pricing trends, product acceptance and competition, all of which are subject to significant uncertainty and therefore require significant auditor judgement.
Our audit procedures related to the net realizable value of inventory included the following, among others:
•We obtained management’s analysis of parts in inventory and expected customer demand, recalculated inputs into the analysis and tested for completeness. This included, among other inputs, forecast demand, age, and general ledger balances.
•We tested selected inventory items by making inquiries of management and evaluating the appropriateness of judgments, assumptions and documentation supporting adjustments to the reserve estimate.
•We compared selected 2020 forecast information to actual sales orders and demand information as provided by customers in order to test the accuracy of demand information included in the calculation.
•We obtained historic sales invoices in order to test the accuracy of past selling data included in the analysis for selected items.
•We inquired with management and various staff members outside of the finance team including members of the Supply Chain team, Production Planners, Product Innovation team and Plant Managers to obtain support for selected forecast demand inputs as well as to understand macroeconomic and customer specific trends.
•We tested the design and operating effectiveness of controls related to the forecast demand for the Company’s products as well as management’s review of the reserve estimate.

Realizability of Deferred Tax Assets
As discussed in Note 1 to the financial statements, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. We identified the realizability of deferred tax assets as a critical audit matter.
The principal considerations for our determination that the realizability of deferred tax assets represents a critical audit matter are the significance of the Company’s foreign tax credits and the use of forecasted profitability by jurisdiction and source. The forecasts, including future sales and expenses by jurisdiction, are subject to a high level of estimation uncertainty and subjectivity. Additionally, realizability depends on continued implementation of a tax planning strategy. As a result, significant auditor judgment is necessary to audit management’s judgments and assumptions.
Our audit procedures related to the realizability of deferred tax assets included the following, among others:
•Our tax specialists evaluated the cross border arrangements within the Company’s corporate structure to determine whether they complied with local laws and requirements.
•We tested the accuracy of the underlying data used in the forecasts by agreeing the baseline 2019 results for selected jurisdictions to general ledger balances.
•We compared the previous year’s forecast of future taxable income with the 2019 actual results to assess management’s ability to accurately estimate future growth.
•We evaluated the appropriateness of the assumptions supporting the future revenue growth rate by jurisdiction.
•We evaluated management’s assumptions with respect to anticipated relief from withholding on intercompany charges paid by selected jurisdictions for consistency and credibility.
•We tested the design and operating effectiveness of controls related to the generation of the forecasts and assumptions that underpin the assessment of the realizability of deferred tax assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.
San Francisco, California
March 3, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 3, 2020, and our report dated March 3, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

San Francisco, California
March 3, 2020

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	January 3,	December 28,
	2020	2018

Assets
Current assets:
Cash and cash equivalents	$43,736	$27,958
Accounts receivable (net of allowances of $810 and $600 at January 3, 2020 and December 28, 2018, respectively)	91,632	78,882
Inventory	128,505	107,140
Prepaids and other current assets	17,940	17,967
Total current assets	281,813	231,947
Property, plant and equipment, net	108,379	64,788
Lease right-of-use assets	17,472	—
Deferred tax assets	25,725	15,328
Goodwill	93,527	88,850
Intangibles, net	81,949	83,974
Other assets	451	367
Total assets	$609,316	$485,254
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,144	$55,086
Accrued expenses	35,744	33,607
Reserve for uncertain tax positions	925	1,169
Current portion of long-term debt	—	6,923
Total current liabilities	91,813	96,785
Line of credit	68,000	—
Long-term debt, less current portion	—	52,503
Other liabilities	11,584	479
Total liabilities	171,397	149,767
Commitments and contingencies (Refer to Note 10 - Commitments and Contingencies)
Redeemable non-controlling interest	15,719	14,282
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of January 3, 2020 and December 28, 2018	—	—
Common stock, $0.001 par value — 90,000 authorized; 39,448 shares issued and 38,559 outstanding as of January 3, 2020; 38,881 shares issued and 37,991 outstanding as of December 28, 2018	39	38
Additional paid-in capital	123,274	116,019
Treasury stock, at cost; 890 common shares as of January 3, 2020 and December 28, 2018	(13,754)	(13,754)
Accumulated other comprehensive income (loss)	150	(784)
Retained earnings	312,491	219,686
Total stockholders’ equity	422,200	321,205
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$609,316	$485,254
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the fiscal years ended
	January 3,	December 28,	December 29,
	2020	2018	2017
Sales	$751,020	$619,225	$475,633
Cost of sales	508,285	413,729	321,143
Gross profit	242,735	205,496	154,490
Operating expenses:
Sales and marketing	42,794	37,296	27,905
Research and development	31,789	25,847	20,178
General and administrative	48,999	41,756	34,933
Amortization of purchased intangibles	6,344	6,065	2,986
Fair value adjustment of contingent consideration and acquisition-related compensation	—	—	1,447
Total operating expenses	129,926	110,964	87,449
Income from operations	112,809	94,532	67,041
Other expense, net:
Interest expense	3,173	3,059	2,396
Other expense	1,067	583	360
Other expense, net	4,240	3,642	2,756
Income before income taxes	108,569	90,890	64,285
Provision for income taxes	14,099	5,523	21,102
Net income	94,470	85,367	43,183
Less: net income attributable to non-controlling interest	1,437	1,327	55
Net income attributable to Fox stockholders	$93,033	$84,040	$43,128
Earnings per share:
Basic	$2.43	$2.22	$1.15
Diluted	$2.38	$2.16	$1.11
Weighted average shares used to compute earnings per share:
Basic	38,333	37,805	37,373
Diluted	39,155	38,956	38,738
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the fiscal years ended
	January 3,	December 28,	December 29,
	2020	2018	2017
Net income	$94,470	$85,367	$43,183
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax effects	934	(616)	2,025
Other comprehensive income (loss)	934	(616)	2,025
Comprehensive income	95,404	84,751	45,208
Less: comprehensive income attributable to non-controlling interest	1,437	1,327	55
Comprehensive income attributable to Fox stockholders	$93,967	$83,424	$45,153
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance- December 30, 2016	37,781	$37	890	$(13,754)	$108,049	$(2,193)	$92,798	$184,937	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	716	1	—	—	(3,983)	—	—	(3,982)	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	12,900
Stock-based compensation expense	—	—	—	—	8,727	—	—	8,727	—
Foreign currency translation adjustment	—	—	—	—	—	2,025	—	2,025	—
Net Income	—	—	—	—	—	—	43,128	43,128	55
Balance - December 29, 2017	38,497	$38	890	$(13,754)	$112,793	$(168)	$135,926	$234,835	$12,955
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	384	—	—	—	(4,096)	—	—	(4,096)	—
Stock-based compensation expense	—	—	—	—	7,322	—	—	7,322	—
Foreign currency translation adjustment	—	—	—	—	—	(616)	—	(616)	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(280)	(280)	—
Net Income	—	—	—	—	—	—	84,040	84,040	1,327
Balance - December 28, 2018	38,881	$38	890	$(13,754)	$116,019	$(784)	$219,686	$321,205	$14,282
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	469	1	—	—	(6,776)	—	—	(6,775)	—
Issuance of stock for business acquisition	98	—	—	—	7,167	—	—	7,167	—
Stock-based compensation expense	—	—	—	—	6,864	—	—	6,864	—
Foreign currency translation adjustment	—	—	—	—	—	934	—	934	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(228)	(228)	—
Net Income	—	—	—	—	—	—	93,033	93,033	1,437
Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	January 3,	December 28,	December 29,
	2020	2018	2017
OPERATING ACTIVITIES:
Net income	$94,470	$85,367	$43,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,736	14,729	10,280
Stock-based compensation	6,864	7,322	8,727
Deferred taxes and uncertain tax positions	(10,615)	(19,286)	(1,160)
Change in fair value of contingent consideration	—	—	(150)
Loss on extinguishment of debt	516	—	—
Changes in operating assets and liabilities:
Accounts receivable	(12,061)	(19,034)	3,554
Inventory	(17,009)	(22,998)	(8,074)
Income taxes	(3,586)	281	6,421
Prepaids and other assets	1,709	(377)	(6,378)
Accounts payable	(869)	15,193	2,243
Accrued expenses and other liabilities	(2,325)	4,195	(10,474)
Net cash provided by operating activities	74,830	65,392	48,172
INVESTING ACTIVITIES:
Acquisition of businesses	(6,804)	—	(53,592)
Purchases of property and equipment	(53,526)	(30,203)	(16,864)
Net cash used in investing activities	(60,330)	(30,203)	(70,456)
FINANCING ACTIVITIES:
Proceeds from line of credit	67,500	25,000	42,120
Payments on line of credit	(57,053)	(60,585)	(7,000)
Payment of contingent consideration liability	—	—	(5,382)
Repayment of debt	(2,813)	(3,750)	(3,750)
Cash from stock compensation program, net	(6,775)	(4,096)	(3,981)
Net cash provided by (used in) financing activities	859	(43,431)	22,007
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	419	253	944
CHANGE IN CASH AND CASH EQUIVALENTS	15,778	(7,989)	667
CASH AND CASH EQUIVALENTS—Beginning of year	27,958	35,947	35,280
CASH AND CASH EQUIVALENTS—End of year	$43,736	$27,958	$35,947
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$28,293	$24,610	$15,951
Cash paid for interest, net of capitalized interest	$2,762	$2,756	$2,012
Non-cash investing and financing activities:
Acquisition of business in exchange for equity	$7,167	$—	$—
Refinancing of the Second Amended and Restated Credit Facility	$88,875	$—	$—
Capital expenditures included in accounts payable	$1,718	$1,557	$1,639
Non-controlling interests in acquired business	$—	$—	$12,900
Debt assumed in acquisition of Tuscany	$—	$—	$465
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
January 3, 2020
(in thousands, except per share amounts)
1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs and manufactures performance-defining products primarily for bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road and off-road vehicles and trucks, all-terrain vehicles, or ATVs, snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. The Company is a direct supplier to leading power vehicle original equipment manufacturers ("OEMs") and provides aftermarket products to retailers, dealerships, and distributors. Additionally, the Company supplies top bicycle OEMs and their current contract manufacturers, and provides aftermarket products to retailers and distributors.
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
Fiscal Year Calendar - The Company operates using a 52-53 week fiscal year calendar ending on the Friday nearest to December 31. Therefore, the financial results of certain fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. For the fiscal years 2019, 2018 and 2017, the Company's fiscal year ended on January 3, 2020, December 28, 2018 and December 29, 2017 and had 53, 52 and 52 weeks, respectively.
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
Foreign currency transaction losses of $881, $420, and $181 for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, respectively, are included as a component of other income or expense.
Cash and Cash Equivalents - Cash consists of cash maintained in a checking account. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.
Accounts Receivable - Accounts receivable are unsecured customer obligations which generally require payment within various terms from the invoice date. The receivables are stated at the invoice amount. Financing terms vary by customer. Invoices are considered past due when payment is not received within the terms stated within the contract. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or if unspecified, generally to the earliest unpaid invoices.
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
January 3, 2020
(in thousands, except per share amounts)
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of January 3, 2020 the Company held $3,118 in cash at U.S. subsidiaries and $40,618 at subsidiaries outside the U.S. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	January 3,	December 28,
	2020	2018
Customer A	11%	13%
Customer B	11%	12%
Customer C	10%	6%
During the years ended January 3, 2020, December 28, 2018 and December 29, 2017, Customer A from the table above represented 11%, 8%, and 8% of sales, respectively. No other customers were individually significant in any of these periods.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 35%, 30%, and 35% of its product components for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, respectively, from ten vendors. As of January 3, 2020 and December 28, 2018, amounts due to these vendors represented 29% and 23% of accounts payable, respectively.
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
The following table presents the activity in the allowance for doubtful accounts:

	For the fiscal years ended
Allowance for doubtful accounts:	2019	2018	2017
Balance, beginning of year	$600	$676	$397
Add: bad debt expense	335	189	327
Less: write-offs, net of recoveries	(125)	(265)	(48)
Balance, end of year	$810	$600	$676
Inventories - Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or net realizable value. Cost includes raw materials, as well as direct labor and manufacturing overhead for products we manufacture. Net realizable value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
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
Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful lives of the assets, whichever is shorter. The value assigned to land associated with buildings we own is not amortized. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated useful life
Building and building improvements	10-39 years
Information systems, office equipment and furniture	3-5 years
Internal-use computer software	10 years
Machinery and equipment	10-15 years
Manufacturing equipment	5-10 years
Transportation equipment	5 years
Internal-use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. The Company capitalized $2,445 in internal use computer software costs during the year ended January 3, 2020. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets -The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended January 3, 2020, December 28, 2018 and December 29, 2017.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2019 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended January 3, 2020, December 28, 2018 and December 29, 2017.
Self-Insurance - The Company is partially self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of January 3, 2020 and December 28, 2018 are $842 and $801 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At January 3, 2020, the balance of deferred revenue related to pricing provisions was $172. These amounts are expected to be recognized over the next 12 months. Revenues exclude sales tax.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
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
Stock-Based Compensation - The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company does not estimate forfeitures in recognizing stock-based compensation expense. The fair value of the RSUs is equal to the fair value of the Company’s common stock on the grant date of the award.
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
The Company has elected to account for global intangible low-taxed income ("GILTI") in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended January 3, 2020 was partially offset by foreign tax credits associated with the income and resulted in a net tax charge of $316.
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
Advertising - Advertising costs are expensed as incurred and recognized as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $1,413, $902, and $1,070 for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, respectively.
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
January 3, 2020
(in thousands, except per share amounts)
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
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018 using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. Additionally, the Company used the practical expedient to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. The Company recorded a cumulative effect adjustment of $368 gross and $281 net of taxes to the opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
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
In June 2016, the FASB issue ASU 2016-13, Financial Instruments: Credit Losses, which adds an impairment model that is based on expected losses rather than incurred losses. Under this standard, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim reporting periods within those years and early adoption is permitted. The Company does not expect the impact of this adoption to be material.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements of fair value measurements in Topic 820. This standard is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other: Internal-Use Software, which helps simplify how entities evaluate the accounting for costs paid by a customer in a cloud computing arrangement that is a service contract. This standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
2. Revenues
The following table summarizes total sales by product category:

	For the fiscal years ended
	2019	2018	2017
Powered Vehicles	$451,253	$337,284	$230,255
Specialty Sports	299,767	281,941	245,378
Total sales	$751,020	$619,225	$475,633
The following table summarizes total sales by sales channel:

	For the fiscal years ended
	2019	2018	2017
OEM	$473,969	$368,580	$288,733
Aftermarket	277,051	250,645	186,900
Total sales	$751,020	$619,225	$475,633
The following table summarizes total sales generated by geographic location of the customer:

	For the fiscal years ended
	2019	2018	2017
North America	$502,263	$388,702	$280,860
Asia	120,839	119,142	101,079
Europe	120,272	101,217	86,405
Rest of the World	7,646	10,164	7,289
Total sales	$751,020	$619,225	$475,633

3. Inventory
Inventory consisted of the following:

	January 3,	December 28,
	2020	2018
Raw materials	$87,779	$75,652
Work-in-process	7,075	5,880
Finished goods	33,651	25,608
Total inventory	$128,505	$107,140

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
4. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	January 3,	December 28,
	2020	2018
Building and building improvements	$42,343	$17,622
Information systems, office equipment and furniture	10,102	7,262
Internal-use computer software	16,860	14,416
Land	5,414	1,356
Leasehold improvements	13,841	10,386
Machinery and manufacturing equipment	57,331	41,332
Transportation equipment	5,006	3,932
Total	150,897	96,306
Less: accumulated depreciation and amortization	(42,518)	(31,518)
Property, plant and equipment, net	$108,379	$64,788
Depreciation expense was $11,261, $8,143, and $6,923 for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, respectively, including $1,861, $869, and $565 of internal-use software amortization for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, respectively. The Company capitalized $2,445 in internal use computer software costs during the year ended January 3, 2020.
The Company’s long-lived assets by geographic location are as follows:

	January 3,	December 28,
	2020	2018
United States	$100,508	$59,056
International	7,871	5,732
Total long-lived assets	$108,379	$64,788

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
5. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from one to eight years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the leases within one year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.33 years and the weighted-average incremental borrowing rate was 3.75% as of January 3, 2020.
Operating lease costs consisted of the following:

For the fiscal year ended
2019
Operating lease cost	$5,706
Other lease costs (1)	1,489
Total	$7,195

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Lease costs for the twelve months ended December 28, 2018 and December 29, 2017 were $6,445 and $6,040, respectively.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	January 3, 2020
Operating lease right-of-use assets	Lease right-of-use assets	$17,472
Current lease liabilities	Accrued expenses	$6,242
Non-current lease liabilities	Other liabilities	$11,584
Supplemental cash flow information related to the Company's operating leases is as follows:

For the fiscal year ended
2019
Right-of-use assets obtained in exchange for lease obligations	$8,691
Cash paid for amounts included in the measurement of lease liabilities	$5,630

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2020	$6,242
2021	4,522
2022	2,920
2023	2,532
2024	1,416
Thereafter	1,719
Total lease payments	19,351
Less: imputed interest	(1,525)
Present value of lease liabilities	17,826
Less: current portion	(6,242)
Lease liabilities less current portion	$11,584

6. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
January 3, 2020
Customer relationships	$70,473	$(30,114)	$40,359	11
Core technology	34,400	(33,309)	1,091	8
Patents	1,859	(1,430)	429	4
Total	$106,732	$(64,853)	41,879
Trademarks and brands, not subject to amortization			40,070
Total			$81,949
December 28, 2018
Customer relationships	$67,624	$(24,134)	$43,490	11
Core technology	33,400	(33,031)	369	8
Patents	1,389	(1,344)	45	4
Total	$102,413	$(58,509)	43,904
Trademarks and brands, not subject to amortization			40,070
Total			$83,974

	For the fiscal years ended
	2019	2018	2017
Amortization of intangibles	$6,344	$6,065	$2,986

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)

Goodwill activity consisted of the following:
Balance as of December 28, 2018	$88,850
Acquisitions (Refer to Note 16 - Acquisitions)	4,692
Currency translation and other adjustments	(15)
Balance as of January 3, 2020	$93,527
Future amortization expense for finite-lived intangibles as of January 3, 2020 is as follows:

For fiscal year:	Amortization Expense
2020	$5,868
2021	5,765
2022	5,641
2023	5,000
2024	4,829
Thereafter	14,776
Total expected future amortization	$41,879

7. Accrued Expenses
Accrued expenses consisted of the following:

	January 3,	December 28,
	2020	2018
Payroll and related expenses	$14,595	$15,870
Current portion of lease liabilities	6,242	—
Warranty	5,649	6,433
Income tax payable	4,295	6,691
Other accrued expenses	4,963	4,613
Total	$35,744	$33,607
Activity related to warranties is as follows:

	For the fiscal years ended
	2019	2018	2017
Beginning warranty liability	$6,433	$6,481	$4,593
Charge to cost of sales	4,064	4,621	5,904
Fair value of warranty assumed in acquisition	100	200	1,016
Costs incurred	(4,948)	(4,869)	(5,032)
Ending warranty liability	$5,649	$6,433	$6,481

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
8. Related Party Transactions
On May 3, 2019, the Company acquired the substantially all the assets of Air Ride Technologies, Inc., d/b/a Ridetech. Ridetech has a building lease for its manufacturing and office facilities in Jasper, Indiana. The buildings are owned by the former owner of Ridetech, who is now an employee of the Company. Rent expense under this lease was $125 for the year ended January 3, 2020. The lease is effective from May 3, 2019 through April 1, 2024, with monthly rent payments of $16.
Fox Factory, Inc. has a triple-net building lease for its manufacturing and office facilities in Watsonville, California. The building is owned by a former member of our Board of Directors who retired on August 28, 2018. Payments made under this lease were $656 and $715 for the years ended December 28, 2018 and December 29, 2017, respectively.
On September 28, 2018, the Company purchased Tuscany's facilities from certain non-controlling interest stockholders who are also employees of the Company. The total purchase price was $3,750. The Company leased these properties prior to being purchased. Rent expense under these leases was $257 and $29 for the years ended December 28, 2018 and December 29, 2017, respectively.

9. Debt
Former Second Amended and Restated Credit Facility
In August 2013, the Company entered into a credit facility with SunTrust Bank, N.A. and other named lenders, which was periodically amended and restated (the "Second Amended and Restated Credit Facility"). The Company paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into the new Credit Facility with Bank of America, N.A. ("Bank of America"). The Company expensed $516 of remaining debt issuance costs, which are included in other expense, net on the Consolidated Statements of Income.
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
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.50%. At January 3, 2020, the one-month LIBOR and prime rates were 1.71% and 4.75%, respectively. At January 3, 2020, our weighted average interest rate on outstanding borrowing was 2.80%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 3, 2020.
The Credit Facility permits up to $15,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $5,000 was outstanding at January 3, 2020.
The following table summarizes our line of credit:

	January 3,	December 28,
	2020	2018
Amount outstanding	$68,000	$—
Standby letter of credit	$5,000	$5,000
Available borrowing capacity	$177,000	$95,000
Maximum borrowing capacity	$250,000	$100,000
Maturity date	June 3, 2024

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
10. Commitments and Contingencies
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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("'027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit. The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. SRAM has appealed to the CAFC to rehear the case en banc and that appeal is pending. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious.
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
January 3, 2020
(in thousands, except per share amounts)
Other Commitments - On November 30, 2017, the Company acquired an 80% interest in Tuscany. The stockholders' agreement provides the Company with a call option (the "Call Option") to acquire the remaining 20% of Tuscany any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. In addition, if the Call Option has not been exercised as of November 30, 2024, the non-controlling owners shall be entitled to exercise a put option (the "Put Option") on November 30, 2024 and for a 180-day period thereafter, which would require the Company to purchase all of the remaining shares held by the non-controlling owners at a price that approximates fair market value. See Note 16 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information on this commitment.
On July 24, 2019 the Company entered into a Standard Form of Agreement between with Design-Builder Carroll Daniel Construction Company to provide design and construction services related to an approximately 336,000 square foot facility located in Gainesville, Georgia. The Company plans to use the facility for the manufacture of its products including vehicle shock absorbers. This agreement was amended on December 23, 2019. The Design-Build Agreement contains several design and construction milestone dates that began in June 2019. The Company expects to pay a total of approximately $36.5 million for the Design-Builder’s performance of the Design-Build Agreement. Any additional costs will be addressed as they arise until the completion of the facility, which is currently expected to occur on or around August 31, 2020.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. Ultimately, the Court remanded the case to the South Dakota Supreme Court on the question of “whether some other principle in the Court’s Commerce Clause doctrine might invalidate the Act,” which may delay federal legislation on the issue. However, as a result of the Court’s decision, additional states may now begin requiring all remote sellers, primarily those engaged in e-commerce, to register, collect and remit sales and use taxes on transactions with in-state customers. Numerous states have either enacted legislation or informally indicated that they will not assert liability for uncollected taxes on a retroactive basis. Nevertheless, the Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through January 3, 2020. Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
11. Stockholders' Equity
Secondary Stock Offerings and Share Repurchase Program
In March 2017, the Company closed a secondary offering, whereby the selling stockholders, including Compass Group Diversified Holdings LLC ("Compass"), sold 5,574 shares of the Company's common stock at a price of $26.65 per share, less underwriting discounts and commissions. The total shares sold included 466 shares, which were also sold by certain selling stockholders, in connection with the underwriters' option to purchase additional shares. The Company did not sell shares or receive any proceeds from the sales of shares by the selling stockholders. As a result of the March 2017 secondary offering, Compass no longer holds any equity interest in the Company.
The Company incurred approximately $113 of expenses in connection with the secondary offerings during the fiscal years ended December 29, 2017. The Company did not incur any expenses related to secondary offerings during the fiscal years ended January 3, 2020 and December 28, 2018.
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
The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of January 3, 2020, there were 2,491 shares reserved for issuance under the Company's equity incentive plans and 1,639 shares available for grant under the 2013 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.
Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the fiscal years ended January 3, 2020 and December 28, 2018 was $6,864 and $7,322, respectively, all of which related to RSUs. No compensation expense related to stock options was incurred during the fiscal years ended January 3, 2020 and December 28, 2018. Compensation expense related to the Company's share-based awards for the year ended December 29, 2017 was $8,727, of which $8,641 related to RSUs and $86 related to stock options.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	2019	2018	2017
Cost of sales	$802	$482	$429
Sales and marketing	506	556	587
Research and development	721	640	442
General and administrative	4,835	5,644	7,269
Total	$6,864	$7,322	$8,727
Stock-based compensation expense capitalized to inventory was not material for the years ended January 3, 2020, December 28, 2018 and December 29, 2017.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
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
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2016	811	$16.53
Granted	411	31.38
Canceled	(55)	17.45
Vested	(367)	16.93
Unvested at December 29, 2017	800	23.91
Granted	223	37.07
Canceled	(30)	25.16
Vested	(338)	21.98
Unvested at December 28, 2018	655	29.34
Granted	131	74.70
Canceled	(67)	32.29
Vested	(292)	26.06
Unvested at January 3, 2020	427	$44.98
The fair value of vested RSUs was $21,793, $13,874 and $12,587 for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, respectively. As of January 3, 2020, the Company had approximately $14,190 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.84 years.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 30, 2016	1,450	$5.33	5	$32,528
Options exercised	(541)	5.51		13,588
Options forfeited	(14)	6.20		—
Options expired	(9)	6.38		—
Balance at December 29, 2017	886	5.19	4	29,840
Options exercised	(166)	5.25		9,384
Balance at December 28, 2018	720	5.17	3	39,403
Options exercised	(289)	5.03		17,422
Balance at January 3, 2020	431	5.27	2	27,814
Options vested and expected to vest - January 3, 2020	431	5.27	2	27,814
Options exercisable - January 3, 2020	431	$5.27	2	$27,814
Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on NASDAQ and the exercise price of outstanding, in-the-money options. No options vested during the year ended January 3, 2020. As of January 3, 2020, stock-based compensation expense related to stock options has been fully recognized.
During the years ended January 3, 2020, December 28, 2018 and December 29, 2017, 289, 166, and 541 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $1,451, $875, and $2,981, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
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
The following table presents the calculation of basic and diluted earnings per share:

	For the fiscal years ended
	2019	2018	2017
Net income attributable to FOX stockholders	$93,033	$84,040	$43,128

Weighted average shares used to compute basic earnings per share	38,333	37,805	37,373
Dilutive effect of employee stock plans	822	1,151	1,365
Weighted average shares used to compute diluted earnings per share	39,155	38,956	38,738
Earnings per share:
Basic	$2.43	$2.22	$1.15
Diluted	$2.38	$2.16	$1.11
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended January 3, 2020, December 28, 2018 and December 29, 2017, as none of these shares would have been antidilutive.

13. Income Taxes
Provision for Income Taxes
The components of income tax expense are as follows:

	For the fiscal years ended
	2019	2018	2017
Current:
Federal	$16,670	$10,330	$13,483
State	256	604	648
Foreign	7,567	7,248	8,148
Total	24,493	18,182	22,279
Deferred:
Federal	(11,158)	(11,462)	(923)
State	586	(671)	387
Foreign	178	(526)	(641)
Total	(10,394)	(12,659)	(1,177)
Provision for income taxes	$14,099	$5,523	$21,102

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the fiscal years ended
	2019	2018	2017
United States	$77,810	$63,138	$36,555
Foreign	30,759	27,752	27,730
	$108,569	$90,890	$64,285
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the fiscal years ended
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	1.8	1.8	2.0
Change in liability for unrecognized tax benefits	0.2	(10.8)	(1.7)
Stock-based compensation	(6.3)	(3.8)	(10.6)
Foreign derived income benefit	(3.0)	(1.6)	—
Research and development tax credit	(0.8)	(1.2)	(2.2)
Change in tax rates	—	(0.8)	(3.8)
California business development tax credit	—	(0.8)	—
Executive compensation deduction limitation	1.2	2.2	—
Foreign rate differential	—	0.4	(4.6)
Valuation allowance on deferred tax assets	0.2	0.4	9.4
Tax on unremitted foreign earnings	0.3	0.4	8.9
Other	(1.6)	(1.1)	0.4
Total provision	13.0%	6.1%	32.8%
The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on unremitted earnings of certain foreign subsidiaries that were previously tax deferred, created a new minimum tax on certain foreign earnings, and provided incentives for U.S. companies to sell and license goods and services abroad, among other changes. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance of the SEC's Staff Accounting Bulletin 118 ("SAB 118") because the enactment-date accounting for these effects had not yet been completed.
Effective January 1, 2016, the Company sold the net assets of its Taiwan branch operations and its shares of Fox Factory IP Holding Corp. to Fox Factory Switzerland GmbH. The Company’s Taiwan operations were, as a result, organized as a branch of the Swiss entity (together, "Fox Switzerland"). Fox Switzerland generates earnings that prior to the enactment of the TCJA, were not subject to payment of U.S. income taxes or accrual of deferred tax expense because the Company asserted that such earnings were permanently invested outside the U.S. The unremitted earnings of Fox Switzerland through 2017 became subject to U.S. tax as a result of the one-time transition tax, which approximated $3,706. As a result of the change in U.S. taxation, the Company no longer considers the unremitted earnings of Fox Switzerland to be permanently reinvested, and as such recorded a deferred withholding tax liability of approximately $2,026 in 2017. In 2018, the Company restructured its foreign operations to provide operational and treasury management efficiencies, while potentially permitting relief from dividend withholding on profits earned in 2018 forward.
The Company has obtained tax incentives in Switzerland that are effective on a formal basis through March 2019, and indefinitely on a statutory basis, as long as the Company's operations meet specified criteria. The effect of the tax incentive was not material to the Company's income tax provision for the years ended December 28, 2018 and December 29, 2017.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
Deferred Income Taxes

	January 3,	December 28,
	2020	2018
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$33,320	$23,920
Inventory	3,542	3,086
Accrued liabilities	2,862	2,815
Lease liability	4,304	—
Research and development tax credits	4,369	2,536
Stock-based compensation	961	1,067
Other	975	787
Total deferred tax asset	50,333	34,211
Valuation allowance	(6,548)	(6,609)
Net deferred tax asset	43,785	27,602
Deferred tax liabilities:
Depreciation	(6,924)	(7,012)
Accrued withholding tax on unremitted foreign dividends	(2,318)	(2,164)
Lease right-of-use asset	(4,215)	—
Intangible assets	(4,283)	(2,220)
Other	(320)	(878)
Total deferred tax liability	(18,060)	(12,274)
Net deferred tax asset	$25,725	$15,328
As of January 3, 2020, the Company had foreign tax credits of $33,320 that begin to expire in 2025, unless previously utilized, and foreign net operating loss carryforwards of $3,036, of which $2,940 begin to expire in 2025 if not utilized and $96 which do not expire. The Company also had federal and state research and development credit carryforwards of approximately $2,817 and $2,876 respectively. The federal research and development credits begin to expire in 2036 unless previously utilized, and the state research credits do not expire.
As of January 3, 2020, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. As a result of the TCJA, the Company believes that it is more likely than not that a portion of its foreign tax credits will not be realizable, and as such, provided an allowance of $6,287 as of December 28, 2018. For the year ended January 3, 2020, the valuation allowance decreased by $61, due to a release of the valuation allowance against the Company's Canadian subsidiary. The valuation allowance for foreign tax credits was $6,466 as of January 3, 2020. It is reasonably possible that the Company could record a material adjustment to the valuation allowance in the next twelve months as management assesses the progress and outcome of its restructuring activities.
Additionally, based on available evidence, it was concluded on a more likely than not basis that deferred tax assets of the Company's UK subsidiary and Austrian branch are not realizable. Accordingly, a valuation allowance of $82 has been recorded to offset the deferred tax assets in these jurisdictions, which includes a partial valuation allowance for Switzerland.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
Unrecognized Tax Benefits

	For the fiscal years ended
	2019	2018	2017
Balance - beginning of period	$1,996	$8,154	$7,440
Increase related to current year tax positions	557	457	460
Increase related to prior year tax positions	313	36	1,770
Decrease related to prior year tax positions	—	(6,480)	—
Decrease due to expiration of statute of limitations	(566)	(171)	(1,516)
Balance - end of period	$2,300	$1,996	$8,154
As of January 3, 2020, the Company had $2,300 of unrecognized tax benefits, of which approximately $1,805, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. In 2018, the Company received a no change letter from the Internal Revenue Service ("IRS") related to the audit of the Company's 2015 federal tax return. Additionally, the IRS and the Company entered into a closing agreement that resolved the uncertainty about the deductibility of amortization and depreciation arising from the acquisition of the Company in 2008 for all open tax years. The favorable conclusion resulted in a decrease in the unrecognized tax benefits of $6,198, of which $5,648 favorably impacted the effective tax rate. Including the reversal of the amounts presented net of deferred tax assets and accrued interest and penalties, the favorable conclusion resulted in a benefit of $9,838 to the provision for income tax for the year ended December 28, 2018. The deductibility of acquisition-related amortization and depreciation for state tax purposes remains uncertain.
The Company believes that it is reasonably possible that unrecognized tax benefits at January 3, 2020 could be reduced by an additional $340 in the next twelve months as a result of expiration of statute of limitations.
As of January 3, 2020 and December 28, 2018, the Company had approximately $36 and $73, respectively, of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.
The Company's 2017 forward federal tax returns, state tax returns from 2015 and forward, and foreign tax returns from 2017 and forward are subject to examination by tax authorities. There are ongoing U.S. state audits covering fiscal years 2015-2017. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
14. Fair Value Measurement and Financial Instruments
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
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	January 3, 2020				December 28, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Term debt	$—	$—	$—	$—	$—	$59,426	$—	$59,426
Non-controlling interest subject to put provisions	—	—	15,719	15,719	—	—	14,282	14,282
Total liabilities measured at fair value	$—	$—	$15,719	$15,719	$—	$59,426	$14,282	$73,708
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended January 3, 2020, and December 28, 2018.
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
The Company has potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement (see Note 16 - Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and is revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company uses to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The estimated fair value is then compared to the carrying value based on the initial valuation and the cumulative net earnings attributable to the non-controlling interest. At January 3, 2020, the estimated fair value was lower than the carrying value and in accordance with applicable guidance, the non-controlling interest has been adjusted to the carrying value. The estimated fair values of the non-controlling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these non-controlling interest obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
The following table provides a reconciliation of the beginning and ending balances for the Company's obligations measured at fair value using Level 3 inputs:

Obligations (measured with level 3 inputs)
Balance at December 28, 2018	$14,282
Net income ascribed to non-controlling interest	1,437
Balance at January 3, 2020	$15,719

15. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $1,153, $850, and $437 for each of the years ended January 3, 2020, December 28, 2018 and December 29, 2017, respectively.

16. Acquisitions
Ridetech
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech, a manufacturer of suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods in an asset purchase accounted for as a business combination. In connection with the acquisition, the Company paid approximately $13,971, of which $6,804 was cash on hand and $7,167 was from newly issued unregistered shares of common stock. During the year ended January 3, 2020, the Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated respective fair values as of May 3, 2019, with the excess purchase price allocated to goodwill.
Identifiable intangible assets were valued at $4,320. The Company will amortize the acquired customer relationships asset of $2,850 over its expected useful life of 8 years, the core technologies assets of $1,000 over a weighted average expected useful life of 6 years and the trademarks and brand name asset of $470 over an expected useful life of 5 years. The goodwill of $4,692 is expected to have an indefinite life and will be subject to impairment testing. The acquired goodwill is expected to be deductible for income tax purposes. The acquisition was not material to the Company's financial statements.
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
The stockholders' agreement executed in association with the acquisition provides the Company with a call option to acquire the remaining 20% of Tuscany any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value as defined in the purchase agreement. In addition, if the call option has not been exercised as of November 30, 2024, the non-controlling owners shall be entitled to exercise a put option on November 30, 2024 and for a 180-day period thereafter, which would require the Company to purchase all of the remaining shares held by the non-controlling owners at a price that approximates fair market value as defined in the purchase agreement.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
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
The Company incurred $900 of transaction costs in conjunction with the Tuscany acquisition for the year ended December 29, 2017, which is included in general and administrative expense in the accompanying consolidated statement of income.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2020
(in thousands, except per share amounts)
17. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2019 and 2018 is as follows:

	Quarter Ended
	Jan 3,	Sep 27,	Jun 28,	Mar 29,	Dec 28,	Sep 28,	Jun 29,	Mar 30,
	2020	2019	2019	2019	2018	2018	2018	2018
Sales	$185,881	$211,317	$192,122	$161,700	$156,810	$175,798	$156,825	$129,792
Gross profit	59,641	69,817	62,220	51,057	50,953	60,486	52,413	41,644
Income from operations	26,159	35,360	29,471	21,819	22,853	31,452	24,275	15,952
Net income attributable to Fox Stockholders	22,522	29,487	22,921	18,103	20,135	24,312	18,369	21,224
Earnings per share:
Basic	$0.58	$0.77	$0.60	$0.48	$0.53	$0.64	$0.49	$0.56
Diluted	$0.58	$0.75	$0.59	$0.46	$0.52	$0.62	$0.47	$0.55

18. Subsequent Events
On February 11, 2020 the Company entered into an agreement to acquire substantially all the issued and outstanding capital stock of SCA Performance Holdings, Inc. ("SCA") from Southern Rocky Holdings, LLC for $328,000, exclusive of vehicle inventory. SCA is a leading OEM authorized specialty vehicle manufacturer (“SVM”) for light duty trucks and sports utility vehicles with headquarters in Trussville, Alabama. The Company expects this acquisition to expand its North American geographic manufacturing footprint and broaden its product offerings in the automotive industry. The transaction will be financed through an expanded and syndicated Credit Facility led by Bank of America. The Company also agreed to an additional $13,000 of contingent, performance-based retention incentives for key SCA management payable over the next two years. The transaction is expected to close late in the first quarter of fiscal 2020.