Form 10-Q
period 2020-04-03
FOX FACTORY HOLDING CORP
filed 2020-05-06
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were 38,602,757 shares of the registrant’s common stock outstanding.

1

Fox Factory Holding Corp.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of April 3, 2020 and January 3, 2020	1
	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended April 3, 2020 and March 29, 2019	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 3, 2020 and March 29, 2019	4
	Unaudited Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the Three Months Ended April 3, 2020 and March 29, 2019	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2020 and March 29, 2019	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	April 3,	January 3
	2020	2020

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,182	$43,736
Accounts receivable (net of allowances of $1,205 and $810 at April 3, 2020 and January 3, 2020, respectively)	85,652	91,632
Inventory	156,553	128,505
Prepaids and other current assets	75,799	17,940
Total current assets	394,186	281,813
Property, plant and equipment, net	127,633	108,379
Lease right-of-use assets	20,632	17,472
Deferred tax assets	15,161	25,725
Goodwill	285,723	93,527
Intangibles, net	219,906	81,949
Other assets	5,458	451
Total assets	$1,068,699	$609,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$88,613	$55,144
Accrued expenses	40,285	35,744
Reserve for uncertain tax positions	957	925
Current portion of long-term debt	8,818	—
Total current liabilities	138,673	91,813
Line of credit	85,000	68,000
Long-term debt, less current portion	385,404	—
Other liabilities	13,709	11,584
Total liabilities	622,786	171,397
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Redeemable non-controlling interest	16,207	15,719
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of April 3, 2020 and January 3, 2020	—	—
Common stock, $0.001 par value — 90,000 authorized; 39,493 shares issued and 38,603 outstanding as of April 3, 2020; 39,448 shares issued and 38,559 outstanding as of January 3, 2020	39	39
Additional paid-in capital	123,470	123,274
Treasury stock, at cost; 890 common shares as of April 3, 2020 and January 3, 2020	(13,754)	(13,754)
Accumulated other comprehensive (loss) income	(790)	150
Retained earnings	320,741	312,491
Total stockholders’ equity	429,706	422,200
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,068,699	$609,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended
	April 3,	March 29,
	2020	2019
Sales	$184,361	$161,700
Cost of sales	127,746	110,643
Gross profit	56,615	51,057
Operating expenses:
Sales and marketing	12,063	9,262
Research and development	8,029	7,303
General and administrative	22,413	11,180
Amortization of purchased intangibles	2,543	1,493
Total operating expenses	45,048	29,238
Income from operations	11,567	21,819
Other expense, net:
Interest expense	1,847	829
Other expense (income)	62	(13)
Other expense, net	1,909	816
Income before income taxes	9,658	21,003
Provision for income taxes	920	2,601
Net income	8,738	18,402
Less: net income attributable to non-controlling interest	488	299
Net income attributable to FOX stockholders	$8,250	$18,103
Earnings per share:
Basic	$0.21	$0.48
Diluted	$0.21	$0.46
Weighted average shares used to compute earnings per share:
Basic	38,571	38,041
Diluted	39,151	39,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended
	April 3,	March 29,
	2020	2019
Net income	$8,738	$18,402
Other comprehensive loss
Foreign currency translation adjustments, net of tax effects	(940)	(159)
Other comprehensive loss	(940)	(159)
Comprehensive income	7,798	18,243
Less: comprehensive income attributable to non-controlling interest	488	299
Comprehensive income attributable to FOX stockholders	$7,310	$17,944
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

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	45	—	—	—	(2,047)	—	—	(2,047)	—
Stock awards issued for business acquisition	—	—	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921	—
Foreign currency translation adjustment	—	—	—	—	—	(940)	—	(940)	—
Net income	—	—	—	—	—	—	8,250	8,250	488
Balance - April 3, 2020	39,493	$39	890	$(13,754)	$123,470	$(790)	$320,741	$429,706	$16,207
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	April 3, 2020	March 29, 2019
OPERATING ACTIVITIES:
Net income	$8,738	$18,402
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,829	4,039
Stock-based compensation	1,921	1,729
Deferred taxes and uncertain tax positions	(8,649)	716
Amortization of loan fees	389	68
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	14,391	(4,904)
Inventory	(22,479)	(17,030)
Income taxes	916	(878)
Prepaids and other assets	(61,695)	(7,293)
Accounts payable	30,345	20,660
Accrued expenses and other liabilities	(3,191)	(6,764)
Net cash (used in) provided by operating activities	(33,485)	8,745
INVESTING ACTIVITIES:
Purchases of property and equipment	(12,841)	(7,297)
Acquisition of businesses, net of cash acquired	(329,209)	—
Net cash used in investing activities	(342,050)	(7,297)
FINANCING ACTIVITIES:
Proceeds from line of credit	156,000	26,000
Payments on line of credit	(139,000)	(13,000)
Proceeds from issuance of debt, net of origination fees of $6,622	393,379	—
Repayment of debt	—	(2,813)
Repurchases from stock compensation program, net	(2,047)	(1,229)
Net cash provided by financing activities	408,332	8,958
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(351)	(76)
CHANGE IN CASH AND CASH EQUIVALENTS	32,446	10,330
CASH AND CASH EQUIVALENTS—Beginning of period	43,736	27,958
CASH AND CASH EQUIVALENTS—End of period	$76,182	$38,288
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$9,280	$6,243
Cash paid for interest, net of capitalized interest	$729	$702
Cash paid for amounts included in the measurement of lease liabilities	$1,602	$1,430
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$4,336	$2,543
Capital expenditures included in accounts payable	$2,088	$1,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the "Company") designs, engineers, manufactures, and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily for bicycles ("bikes"), side-by-side vehicles ("Side-by-Sides"), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles ("ATVs"), snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Some of our products are specifically designed and marketed to the leading cycling and powered vehicle original equipment manufacturers ("OEMs"), while others are distributed to consumers through a global network of dealers and distributors.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the "Company," "FOX," "Fox Factory," "we," "us," "our," and "ours" refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S." or "United States") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 3, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 3, 2020. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
The Company operates on a 52-53 week fiscal calendar. For 2020 and 2019, the Company's fiscal year will end or has ended on January 1, 2021 and January 3, 2020, respectively. The twelve month periods ended January 1, 2021 and January 3, 2020, will include or have included 52 and 53 weeks, respectively. The three month periods ended April 3, 2020 and March 29, 2019 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2020, as filed with the SEC on March 3, 2020 that have had a material impact on our condensed consolidated financial statements and related notes.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At April 3, 2020, the balance of deferred revenue related to pricing provisions was $191. These amounts are expected to be recognized over the next 12 months. Revenues exclude sales tax.
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed. Additionally, the Company has been impacted by the recent coronavirus (“COVID-19”) outbreak. The global outbreak of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The Company’s manufacturing facilities in North America have been affected by local and state “shelter-in-place” orders including the temporary suspension of non-essential operations in certain facilities. The Company is taking actions to manage costs during this time by enacting executive pay cuts and temporary furloughs, curtailing non-essential capital expenditures, and reducing expenses. Despite the Company’s efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.
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
The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. Amounts owed under the Company's Credit Facility (as defined in Note 8 - Debt below) approximate fair value due to the variable interest rate features embedded in both the line of credit and the term debt.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Recent Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the existing guidance for lease accounting. To meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases, this ASU requires lessees to recognize most leases on the balance sheet as right-of-use assets and lease liabilities.
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
In June 2016, the FASB issue ASU 2016-13, Financial Instruments: Credit Losses, which adds an impairment model that is based on expected losses rather than incurred losses. Under this standard, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The Company adopted ASU 2016-13 effective in the first quarter of fiscal year 2020 using the aging method, which calculates the allowance based on how long a receivable has been outstanding, taking into account the historical credit loss rate and adjusting for both current conditions and forecasts of economic conditions into that expected credit loss rate. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, which modifies the disclosure requirements of fair value measurements in Topic 820. This standard is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-13 effective in the first quarter of fiscal year 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other: Internal-Use Software, which helps simplify how entities evaluate the accounting for costs paid by a customer in a cloud computing arrangement that is a service contract. This standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted ASU 2018-15 effective in the first quarter of fiscal year 2020. The adoption of ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Facilitation of Effects of Reference Rate Reform on Financial Reporting, which was created in response to concerns about structural risks of interbank offered rates (IBORs) and the risk of cessation of the London Interbank Offered Rate (LIBOR). This standard provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 effective in the first quarter of fiscal year 2020. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
2. Revenues
The following table summarizes total sales by product category:

	For the three months ended
	April 3, 2020	March 29, 2019
Powered Vehicles	$120,526	$96,708
Specialty Sports	63,835	64,992
Total sales	$184,361	$161,700

The following table summarizes total sales by sales channel:

	For the three months ended
	April 3, 2020	March 29, 2019
OEM	$103,748	$100,505
Aftermarket	80,613	61,195
Total sales	$184,361	$161,700

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	April 3, 2020	March 29, 2019
North America	$130,622	$109,632
Asia	22,878	23,386
Europe	28,959	27,536
Rest of the world	1,902	1,146
Total sales	$184,361	$161,700

3. Inventory
Inventory consisted of the following:

	April 3,	January 3
	2020	2020
Raw materials	$103,509	$87,779
Work-in-process	12,439	7,075
Finished goods	40,605	33,651
Total inventory	$156,553	$128,505

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	April 3,	January 3
	2020	2020
Prepaid chassis deposits	$52,445	$6,701
Advanced payments and prepaid contracts	9,686	5,774
Current portion of acquisition-related compensation held in escrow	4,642	—
Other current assets	9,026	5,465
Total	$75,799	$17,940

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	April 3,	January 3
	2020	2020
Building and building improvements	$50,779	$42,343
Information systems, office equipment and furniture	12,007	10,102
Internal-use computer software	17,708	16,860
Land	6,072	5,414
Leasehold improvements	12,457	13,841
Machinery and manufacturing equipment	68,839	57,331
Transportation equipment	5,422	5,006
Total	173,284	150,897
Less: accumulated depreciation and amortization	(45,651)	(42,518)
Property, plant and equipment, net	$127,633	$108,379

The Company’s long-lived assets by geographic location are as follows:

	April 3,	January 3
	2020	2020
United States	$118,028	$100,508
International	9,605	7,871
Total long-lived assets	$127,633	$108,379

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
6. Leases
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
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.53 years and the weighted-average incremental borrowing rate was 3.54% as of April 3, 2020.
Operating lease costs consisted of the following:

	For the three months ended
	April 3, 2020	March 29, 2019
Operating lease cost	$1,576	$1,420
Other lease costs (1)	274	183
Total	$1,850	$1,603

(1) Includes short-term leases and variable lease costs. The Company elected a policy permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	April 3, 2020
Operating lease right-of-use assets	Lease right-of-use assets	$20,632
Current lease liabilities	Accrued expenses	$6,825
Non-current lease liabilities	Other liabilities	$13,709
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2020 (excluding the 3 months ended April 3, 2020)	$5,276
2021	5,387
2022	3,766
2023	3,376
2024	1,722
Thereafter	2,722
Total lease payments	22,249
Less: imputed interest	(1,715)
Present value of lease liabilities	20,534
Less: current portion	(6,825)
Lease liabilities less current portion	$13,709

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	April 3,	January 3
	2020	2020
Payroll and related expenses	$8,932	$14,595
Current portion of lease liabilities	6,825	6,242
Warranty	8,719	5,649
Income tax payable	6,976	4,295
Other accrued expenses	8,833	4,963
Total	$40,285	$35,744

Activity related to warranties is as follows:

	For the three months ended
	April 3, 2020	March 29, 2019
Beginning warranty liability	$5,649	$6,433
Charge to cost of sales	1,054	575
Fair value of warranty assumed in acquisition	3,158	—
Costs incurred	(1,142)	(1,268)
Ending warranty liability	$8,719	$5,740

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
8. Debt
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
Amended and Restated Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was later amended and restated on March 11, 2020 (the "Credit Facility"). The Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250,000 and a maturing secured term loan of $400,000. The term loan is subject to quarterly amortization payments.
The Company paid $6,622 in debt issuance costs, of which $5,858 were allocated to the term debt and $764 were allocated to the line of credit. Additionally, the Company had $434 of remaining unamortized debt issuance costs. The Company expensed $277 of the remaining unamortized debt issuance costs, which are included in other expense, net on the Condensed Consolidated Statements of Income for the three months ended April 3, 2020 and the remaining $157 were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.75%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.75%. At April 3, 2020, the one-month LIBOR and prime rates were 0.99% and 3.25%, respectively. At April 3, 2020, our weighted average interest rate on outstanding borrowing was 2.33%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 3, 2020.
The Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at April 3, 2020.
The following table summarizes the line of credit under the Credit Facility:

April 3,
2020
Amount outstanding	$85,000
Standby letters of credit	15,000
Available borrowing capacity	150,000
Total borrowing capacity	$250,000
Maturity date	March 11, 2025

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
As of April 3, 2020, future principal payments for long-term debt, including the current portion, as summarized as follows:

April 3,
2020
For fiscal year
2020 (remaining nine months)	$7,500
2021	10,000
2022	17,500
2023	20,000
2024	20,000
Thereafter	325,000
Total	400,000
Debt issuance cost	(5,778)
Long-term debt, net of issuance cost	394,222
Less: current portion	(8,818)
Long-term debt less current portion	$385,404

9. Commitments and Contingencies
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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. SRAM has appealed to the CAFC to rehear the case en banc. The CAFC has declined to rehear the case and has issued the final remand order sending the case back to the PTAB. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious. The Company has appealed that PTAB opinion to the CAFC and the CAFC ruling is pending.
In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. The Company filed a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The U.S. District Court, Northern District of Illinois, has again stayed the SRAM lawsuits against the Company pending outcome of the remanded ‘027 PTAB issue.

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
On July 24, 2019 the Company entered into a standard form of agreement between with design-builder Carroll Daniel Construction Company to provide design and construction services related to an approximately 336,000 square foot facility located in Gainesville, Georgia. The Company plans to use the facility for the manufacture of its products including vehicle shock absorbers. This agreement was amended on December 23, 2019. The agreement contains several design and construction milestone dates that began in June 2019. The Company expects to pay a total of approximately $36,500 under the terms of this agreement. Any additional costs will be addressed as they arise until the completion of the facility, which is currently expected to occur on or around August 31, 2020.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through April 3, 2020. Any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	April 3, 2020				January 3, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit Facility	$—	$479,222	$—	$479,222	$—	$68,000	$—	$68,000
Non-controlling interest subject to put provisions	—	—	16,207	16,207	—	—	15,719	15,719
Total liabilities measured at fair value	$—	$479,222	$16,207	$495,429	$—	$68,000	$15,719	$83,719
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three month period ended April 3, 2020.
The Company used Level 2 inputs to determine the fair value of its Credit Facility. As of April 3, 2020, the carrying amount of the principal under the Company’s Credit Facility approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
The Company has potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement. If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and is revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company uses to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The estimated fair value is then compared to the carrying value based on the initial valuation and the cumulative net earnings attributable to the non-controlling interest. At April 3, 2020, the estimated fair value was lower than the carrying value and, in accordance with applicable guidance, the non-controlling interest has been adjusted to the carrying value. The estimated fair values of the non-controlling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these non-controlling interest obligations may ultimately be settled could vary significantly from our future estimates depending upon market conditions.
The following table provides a reconciliation of the beginning and ending balances for the Company's redeemable non-controlling interest measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at January 3, 2020	$15,719
Net income attributable to non-controlling interest	488
Balance at April 3, 2020	$16,207

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended
	April 3, 2020	March 29, 2019
Cost of sales	$129	$129
Sales and marketing	152	126
Research and development	201	165
General and administrative	1,439	1,309
Total	$1,921	$1,729
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the three months ended April 3, 2020:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2020	427	$44.98
Granted	43	$54.94
Canceled	(3)	$42.29
Vested	(81)	$31.15
Unvested at April 3, 2020	386	$49.01
As of April 3, 2020, the Company had approximately $14,299 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.62 years.
During the three months ended April 3, 2020, no shares of common stock were issued due to the exercise of stock options and no options to purchase common stock expired or were forfeited. As of April 3, 2020, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Income Taxes

	For the three months ended
	April 3, 2020	March 29, 2019
Provision for income taxes	$920	$2,601
Effective tax rates	9.5%	12.4%
For the three months ended April 3, 2020, the difference between the Company's effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, and a reduction of Switzerland withholding tax. These benefits were partially offset by state taxes, global low-tax intangible income tax and nondeductible expenses. There was a $40 excess benefit related to stock-based compensation.
For the three months ended March 29, 2019, the difference between the Company's effective tax rate of 12.4% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1,825 from excess benefits related to the exercise of stock options. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of nondeductible expenses.
We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.

13. Related Party Transactions
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech, which has a building lease for its manufacturing and offices in Jasper, Indiana. The building is owned by a former owner of Ridetech, who is now an employee of the Company. The lease is effective through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $48 for the three months ended April 3, 2020.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"), which has a building lease for its manufacturing and offices in Trussville, Alabama. The building is owned by a former owner of SCA, who is now an employee of the Company. The lease is effective through April 13, 2028, with monthly rent payments of $28. Rent expense under this lease was $28 for the three months ended April 3, 2020. Refer to Note 14 - Acquisitions for further details of this acquisition.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
14. Acquisitions
On March 11, 2020, the Company, through Fox Factory, Inc., acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA") from Southern Rocky Holdings, LLC for $329,531, net of cash acquired and exclusive of vehicle inventory. SCA is a leading OEM authorized specialty vehicle manufacturer for light duty trucks and SUVs with headquarters in Trussville, Alabama. SCA operates under three aftermarket brands: SCA Performance, Rocky Ridge Trucks, and Rocky Mountain Truckworks. The Company believes the acquisition will be complementary to FOX’s Tuscany business, expanding its North American geographic manufacturing footprint and broadening its product offering in a growing segment of the automotive industry. This transaction was accounted for as a business combination.
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $143 in costs associated with such retention incentives during the three months ended April 3, 2020. Additionally, the Company agreed to pay $1,750 in transaction compensation to key SCA management concurrently with the closing.
The purchase price of SCA has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 11, 2020 with the excess purchase price allocated to goodwill. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$329,209
Non-cash consideration	322
Total consideration at closing	$329,531

Fair market values
Other current assets	$15,556
Property, plant and equipment	9,953
Lease right-of-use assets	4,027
Customer relationships	129,000
Trademarks and brand	11,500
Goodwill	192,215
Total assets acquired	$362,251

Accounts payable and accrued expenses	$9,454
Lease liabilities	4,027
Deferred taxes	19,239
Total liabilities assumed	32,720
Purchase price allocation	$329,531
The Company incurred $10,579 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation during the three months ended April 3, 2020 and $602 of transaction costs during the three months ended January 3, 2020. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income. Additional debt issuance costs of $6,622 were incurred in association with financing the transaction and will be amortized over the term of the Credit Facility. Refer to Note 8 - Debt for further details.
The primary areas of the preliminary purchase price allocations that have not been finalized relate to the finalization of working capital and the valuation of real estate, intangible assets and related deferred tax liabilities. Upon completion of the fair value assessment, the Company anticipates that the ultimate intangible assets may differ from the preliminary assessment outlined above. Any change in the finalization of working capital will reduce or increase the cash consideration. Any changes to the preliminary estimates of the fair value of the real estate and intangible assets will be adjusted to goodwill during the measurement period, with subsequent changes in estimates recorded in the statement of operations.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The preliminarily values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $192,215 reflects the strategic fit of SCA with the Company’s operations. The Company will amortize the acquired customer relationships assets over their expected useful lives of 5-10 years. Trademarks, brand names and goodwill are expected to have an indefinite life, and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. SCA previously purchased intangibles and goodwill in asset acquisitions with a remaining net tax basis approximating $77,989 which the Company may deduct for income tax purposes.
The following unaudited pro forma financial information shows the combined results of operations of the Company and SCA, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory valuation step-up, interest expense on the term debt secured to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 21%. SCA was operated as a C Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on SCA’s net income. The pro forma results for the three months ended April 3, 2020 exclude transaction costs associated with the acquisition and the results for the three months ended March 29, 2019 have been adjusted to include these charges. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the three months ended
	April 3, 2020	March 29, 2019
Pro forma sales	$203,709	$177,258
Pro forma net income attributable to FOX stockholders	$15,570	$8,810
Pro forma basic earnings per share	$0.40	$0.23
Pro forma diluted earnings per share	$0.40	$0.23

Total SCA revenues included in the condensed consolidated statements of income	$6,548
Total SCA pre-tax income included in the condensed consolidated statements of income	$68

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2020, as filed with the U.S. Securities and Exchange Commission ("SEC") on March 3, 2020, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
•the outcome of pending litigation;
•the spread of highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. and global economy, which could in turn disrupt the business activities, and operations of our customers, as well as our businesses and operations;

•our ability to adapt to the impact of certain changes in tax laws;
•changes in the relative proportion of profit earned in the numerous jurisdictions in which we do business and in tax legislation, case law and other authoritative guidance in those jurisdictions;
•product recalls and product liability claims; and
•future economic or market conditions.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. "Risk Factors" of our 2019 Annual Report on Form 10-K, as filed with the SEC on March 3, 2020, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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
Recent Developments
Acquisition of SCA Performance, Inc.
On March 11, 2020, we, through Fox Factory, Inc., acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA") from Southern Rocky Holdings, LLC for $329.5 million, net of cash acquired and exclusive of vehicle inventory. SCA is a leading OEM authorized specialty vehicle manufacturer for light duty trucks and SUVs with headquarters in Trussville, Alabama.
In connection with the acquisition, we also agreed to an additional $10.6 million of contingent retention incentives for key SCA management, to be held in escrow and payable over the next two years in a combination of cash and stock. Additionally, we agreed to $1.8 million in transaction compensation to key SCA management paid concurrently with the closing.

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
As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA" or "Tax Act") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore provided a partial valuation allowance of $6.7 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income. There have been no material changes in the valuation allowance for foreign tax credits for the three month periods ended April 3, 2020 or March 29, 2019.
There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2020, as filed with the SEC on March 3, 2020, that have had a material impact on our condensed consolidated financial statements and related notes.
Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	April 3, 2020	March 29, 2019
Sales	$184,361	$161,700
Cost of sales	127,746	110,643
Gross profit	56,615	51,057
Operating expenses:
Sales and marketing	12,063	9,262
Research and development	8,029	7,303
General and administrative	22,413	11,180
Amortization of purchased intangibles	2,543	1,493
Total operating expenses	45,048	29,238
Income from operations	11,567	21,819
Other expense, net:
Interest expense	1,847	829
Other expense (income)	62	(13)
Other expense, net	1,909	816
Income before income taxes	9,658	21,003
Provision for income taxes	920	2,601
Net income	8,738	18,402
Less: net income attributable to non-controlling interest	488	299
Net income attributable to FOX stockholders	$8,250	$18,103

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	April 3, 2020	March 29, 2019
Sales	100.0%	100.0%
Cost of sales	69.3	68.4
Gross profit	30.7	31.6
Operating expenses:
Sales and marketing	6.5	5.7
Research and development	4.4	4.5
General and administrative	12.2	6.9
Amortization of purchased intangibles	1.4	0.9
Total operating expenses	24.4	18.1
Income from operations	6.3	13.5
Other expense, net:
Interest expense	1.0	0.5
Other expense (income)	—	—
Other expense, net	1.0	0.5
Income before income taxes	5.2	13.0
Provision for income taxes	0.5	1.6
Net income	4.7	11.4
Less: net income attributable to non-controlling interest	0.3	0.2
Net income attributable to FOX stockholders	4.5%	11.2%
*Percentages may not foot due to rounding.

Three months ended April 3, 2020 compared to three months ended March 29, 2019
Sales

	For the three months ended
(in millions)	April 3, 2020	March 29, 2019	Change ($)	Change (%)
Powered Vehicle products	$120.5	$96.7	$23.8	24.6%
Specialty Sports products	63.8	65.0	(1.2)	(1.8)
Total sales	$184.3	$161.7	$22.6	14.0%
Total sales for the three months ended April 3, 2020 increased approximately $22.6 million, or 14.0%, compared to the three months ended March 29, 2019. Powered Vehicle product sales increased by $23.8 million, or 24.6%, due to the Ridetech and SCA acquisitions, and the continued success of its product lineup. Additionally, Specialty Sports product sales decreased by $1.2 million, or 1.8%, primarily due to the timing of OEM orders.
Cost of sales

	For the three months ended
(in millions)	April 3, 2020	March 29, 2019	Change ($)	Change (%)
Cost of sales	$127.7	$110.6	$17.1	15.5%
Cost of sales for the three months ended April 3, 2020 increased approximately $17.1 million, or 15.5%, compared to the three months ended March 29, 2019. The increase in cost of sales was driven primarily by an increase in sales as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended April 3, 2020, our gross margin decreased 90 basis points to 30.7% compared to 31.6% for the three months ended March 29, 2019. The decrease in gross margin was primarily due to costs associated with COVID-19 mandated closures, including overhead inefficiencies and labor costs.
Operating expenses

	For the three months ended
(in millions)	April 3, 2020	March 29, 2019	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$12.1	$9.3	$2.8	30.1%
Research and development	8.0	7.3	0.7	9.6
General and administrative	22.4	11.1	11.3	101.8
Amortization of purchased intangibles	2.5	1.5	1.0	66.7
Total operating expenses	$45.0	$29.2	$15.8	54.1%
Total operating expenses for the three months ended April 3, 2020 were $45.0 million compared to $29.2 million for the three months ended March 29, 2019. When expressed as a percentage of total sales, total operating expenses increased to 24.4% of total sales for the three months ended April 3, 2020 compared to 18.1% of total sales in the three months ended March 29, 2019. The increase in operating expenses is primarily due to SCA related costs, including acquisition costs, operating costs and amortization expense, as well as higher facility-related costs and higher selling expenses, partially offset by lower patent litigation related costs.

Within operating expenses, our sales and marketing expenses increased approximately $2.8 million primarily due to costs associated with our Ridetech and SCA subsidiaries of $1.2 million, higher commission expense of $0.8 million and various others. Research and development costs increased approximately $0.7 million primarily due to headcount investments as we continue to pursue product innovation. General and administrative expenses increased by approximately $11.3 million resulting from various factors including SCA acquisition costs of approximately $10.6 million, SCA and Ridetech expenses of $0.9 million, and higher facility-related costs of $0.7 million. These costs were partially offset by a decrease of $1.4 million in patent-related legal expenses.
Amortization of purchased intangibles for the three months ended April 3, 2020 increased by approximately $1.0 million as compared to the three months ended March 29, 2019. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of SCA.
Income from operations

	For the three months ended
(in millions)	April 3, 2020	March 29, 2019	Change ($)	Change (%)
Income from operations	$11.6	$21.8	$(10.2)	(46.8)%
As a result of the factors discussed above, income from operations for the three months ended April 3, 2020 decreased approximately $10.2 million, or 46.8%, compared to income from operations for the three months ended March 29, 2019.
Other expense, net

	For the three months ended
(in millions)	April 3, 2020	March 29, 2019	Change ($)	Change (%)
Other expense, net:
Interest expense	$1.8	$0.8	$1.0	125.0%
Other expense (income)	0.1	—	0.1	100.0
Other expense, net	$1.9	$0.8	$1.1	137.5%
Other expense, net for the three months ended April 3, 2020 increased by $1.1 million to $1.9 million compared to $0.8 million for the three months ended March 29, 2019. The increase in other expense, net is primarily due to additional interest expense incurred as a result of additional debt taken on in connection with the Company's acquisition of SCA during the three months ended April 3, 2020.

Income taxes

	For the three months ended
(in millions)	April 3, 2020	March 29, 2019	Change ($)	Change (%)
Provision for income taxes	$0.9	$2.6	$(1.7)	(65.4)%
The effective tax rates were 9.5% and 12.4% for the three months ended April 3, 2020 and March 29, 2019, respectively.
For the three months ended April 3, 2020, the difference between the Company's effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, and a reduction of Switzerland withholding tax. These benefits were partially offset by state taxes, global low-tax intangible income and nondeductible expenses. There was a $0.1 million benefit related to stock based compensation.
For the three months ended March 29, 2019, the difference between the Company's effective tax rate of 12.4% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1.8 million from excess benefits related to the exercise of stock options. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of nondeductible expenses.
The effective tax rate for the three months ended April 3, 2020 decreased as compared to the same period in 2019 primarily as a result of foreign derived intangible income benefits and reduced withholding taxes, partially offset by global low-tax intangible income, state taxes, and nondeductible expenses.
Net income

	For the three months ended
(in millions)	April 3, 2020	March 29, 2019	Change ($)	Change (%)
Net income	$8.7	$18.4	$(9.7)	(52.7)%
As a result of the factors described above, our net income decreased $9.7 million, or 52.7%, to $8.7 million in the three months ended April 3, 2020 from $18.4 million for the three months ended March 29, 2019.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, impacts of mandated closures in response to COVID-19, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the three months ended
(in thousands)	April 3, 2020	March 29, 2019
Net cash (used in) provided by operating activities	$(33,485)	$8,745
Net cash used in investing activities	(342,050)	(7,297)
Net cash provided by financing activities	408,332	8,958
Effect of exchange rate changes on cash and cash equivalents	(351)	(76)
Change in cash and cash equivalents	$32,446	$10,330
Operating activities
Cash used in or provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the three months ended April 3, 2020, net cash used in operating activities was $33.5 million and consisted of net income of $8.7 million, plus non-cash items totaling $0.5 million and less changes in operating assets and liabilities totaling $41.7 million. Non-cash items and other adjustments consisted of depreciation and amortization of $5.8 million, stock-based compensation of $1.9 million, and amortization of loan fees of $0.4 million, offset by a $8.6 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increased prepaids and other current assets of $61.7 million, inventory of $22.4 million, and decreases in accrued expenses of $3.2 million, offset by decreases in accounts receivable of $14.4 million, increases in accounts payable of $30.3 million and income taxes of $0.9 million. The change in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our recently acquired SCA subsidiary. The changes in inventory, accounts receivable, and accounts payable reflect the impact of mandated shutdowns in response to COVID-19 on our shipment, collection and payment cycles. The changes in accrued expenses and income taxes are primarily attributable to seasonality and the timing of tax payments.
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
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the three months ended April 3, 2020 and March 29, 2019, net cash used in investing activities was $342.1 million and $7.3 million, respectively. Investing activities for the three months ended April 3, 2020 consisted of $329.2 million of cash consideration for our acquisition of SCA and $12.8 million of property and equipment additions. Our investing activities for the three months ended March 29, 2019 consisted entirely of property and equipment additions.

Financing activities
Cash provided by financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the three months ended April 3, 2020, net cash provided by financing activities was $408.3 million, which consisted of $393.4 million in proceeds, net of issuance costs, from our new Credit Facility, which was amended and restated in connection with our acquisition of SCA, as well as net draws of $17.0 million from our line of credit. In addition, we paid $2.1 million to repurchase shares of our common stock, as part of our stock-based compensation program.
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
Amended and Restated Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was later amended and restated on March 11, 2020 (the "Credit Facility"). The Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a maturing secured term loan of $400.0 million. The term loan is subject to quarterly amortization payments.
The Company paid $6.6 million in debt issuance costs, of which $5.9 million were allocated to the term debt and $0.8 million were allocated to the line of credit. Additionally, the Company had $0.4 million of remaining unamortized debt issuance costs. The Company expensed $0.3 million of the remaining unamortized debt issuance costs, which are included in other expense, net on the Condensed Consolidated Statements of Income for the three months ended April 3, 2020 and the remaining $0.2 million were allocated to the line of credit. All loan fees allocated to the term debt will be amortized using the interest method and all loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 1.75%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 0.75%. At April 3, 2020, the one-month LIBOR and prime rates were 0.99% and 3.25%, respectively. At April 3, 2020, our weighted average interest rate on outstanding borrowing was 2.33%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 3, 2020.
Hall County, Georgia Project - Phase 1
As previously announced on October 31, 2018, the Company is expanding its manufacturing and operations capacity and relocating the Company’s headquarters to Hall County, Georgia. The Company plans to invest approximately $50.0 million in capital expenditures and employ up to 800 personnel over the next five years, dependent on market and general economic conditions in Georgia. The Company currently estimates that the first phase of the project will be completed in mid-2020. The amount of any such capital expenditures is subject to change depending on the circumstances and the scope of the project.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2020, as filed with the SEC on March 3, 2020.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2020. Based on the evaluation of our disclosure controls and procedures as of April 3, 2020, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. SRAM has appealed to the CAFC to rehear the case en banc. The CAFC has declined to rehear the case and has issued the final remand order sending the case back to the PTAB. The PTAB has issued an opinion in the ‘250 Patent petition case stating that the Company has not shown the claims of the ‘250 Patent to be obvious. The Company has appealed that PTAB opinion to the CAFC and the CAFC ruling is pending.
In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. The Company filed a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The U.S. District Court, Northern District of Illinois, has again stayed the SRAM lawsuits against the Company pending outcome of the remanded ‘027 PTAB issue.
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
Product development requires significant financial, technological and other resources. While we expended approximately $31.8 million, $25.8 million, and $20.2 million for our research and development efforts in 2019, 2018 and 2017, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health epidemics or pandemics, including the recent COVID-19 outbreak.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent coronavirus (“COVID-19”) outbreak. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

These government-mandated closures, “shelter-in-place” directives, or an outbreak among, or quarantine of, the employees in any of our facilities, have caused and could continue cause significant interruptions to, or temporary closures of our operations. These impacts include, but are not limited to:
•Continued significant reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with COVID-19; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;
•Inability to meet our dealers’ or consumers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, and external business partners, to meet their obligations to the Company or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations;
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, dealers, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results;
•Increased difficulty in determining the fair value of the Company’s goodwill and other assets for accounting purposes given the level of judgment and estimation that is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic, which could result in estimates and assumptions made in valuing goodwill and other Company assets proving to be inaccurate in the future.
These impacts have had and could continue to have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity. The recent volatility in capital markets has also increased the cost of capital and adversely impacted access to capital.
We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities and our suppliers, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which the Company operates. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside our control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.
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
As of April 3, 2020, we had $479.2 million of indebtedness and $150.0 million in revolving credit available to borrow under the Credit Facility. Our ability to borrow under the Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the Credit Facility.
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
As of April 3, 2020, we had $479.2 million of indebtedness, bearing interest at a variable rate, outstanding under the Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $479.2 million of variable interest rate indebtedness that was outstanding as of April 3, 2020, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.2 million change to our interest expense for the three months ended April 3, 2020.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
In 2017, Congress enacted the Tax Cuts and Jobs Act of 2017 (the "TCJA" or “Tax Act”), which significantly changed how the U.S. taxes corporations. Additional guidance related to the Tax Act continues to be issued by the U.S. Department of the Treasury and the Internal Revenue Service ("IRS"). The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of the Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretations. In addition, it remains unclear in some cases how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how foreign governments will view the changes.
Our analysis and interpretation of this legislation is ongoing. Additionally, the reduction in the U.S. corporate tax rate, the revision of rules governing foreign tax credits, and changes in the rules regarding the sourcing of income are expected to have an impact on our ability to utilize our existing and future foreign tax credits, and as such, we have provided a partial valuation allowance on these tax assets. A full valuation allowance was not provided primarily due to the decision to implement a prudent and feasible tax planning strategy to restructure business functions. However, there can be no assurance that we will be able to implement such a plan. Changes in our estimates regarding our ability to utilize our foreign tax credits could have a material impact on our tax provision, net income and cash flows.
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
As of April 3, 2020, we employed approximately 2,900 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
We are subject to extensive laws and regulations relating employment practices, including wage and hour, wrongful termination and discrimination. Complying with such laws and regulations, and defending against allegations of our failure to comply (including meritless allegations), can be expensive and time consuming. We believe that our policies and processes comply with applicable employment standards and related regulations; however, we are subject to risks of litigation by employees and others that might involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination, misclassification of independent contractors as employees, wrongful termination and other concerns, which could require additional expenditures.

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
We have completed several acquisitions over the past several years, including our most recent acquisition of SCA in March 2020. Additionally, we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we have made and might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 38,602,757 of which shares were outstanding as of April 3, 2020. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended April 3, 2020:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
1/4 - 2/7	—	$—	—
2/8 - 3/6	31,092	$65.85	—
3/7 - 4/3	—	$—	—
Total	31,092	$65.85	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Stock Purchase Agreement, by and among Fox Factory, Inc., Southern Rocky Holdings, LLC, and SCA Performance Holdings, Inc., dated February 11, 2020	10-K	001-36040	March 3, 2020

10.2	Commitment Letter, among Fox Factory Holding Corp., Bank of America, N.A. and BofA Securities, Inc., dated February 11, 2020	10-K	001-36040	March 3, 2020

10.3	Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and other financial institutions party thereto, dated March 11, 2020	8-K	001-36040	March 16, 2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

	By:	/s/ John E. Blocher
May 6, 2020		John E. Blocher, Interim Chief Financial Officer and Interim Treasurer
(Interim Principal Financial and Interim Accounting Officer)