Form 10-Q
period 2020-07-03
FOX FACTORY HOLDING CORP
filed 2020-08-05
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, there were 41,437,681 shares of the registrant’s common stock outstanding.

1

Fox Factory Holding Corp.
FORM 10-Q

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	July 3,	January 3
	2020	2020

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,965	$43,736
Accounts receivable (net of allowances of $1,212 and $810 at July 3, 2020 and January 3, 2020, respectively)	87,670	91,632
Inventory	148,464	128,505
Prepaids and other current assets	46,085	17,940
Total current assets	500,184	281,813
Property, plant and equipment, net	146,974	108,379
Lease right-of-use assets	19,221	17,472
Deferred tax assets	13,814	25,725
Goodwill	285,758	93,527
Intangibles, net	214,642	81,949
Other assets	4,611	451
Total assets	$1,185,204	$609,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,939	$55,144
Accrued expenses	42,298	35,744
Reserve for uncertain tax positions	992	925
Current portion of long-term debt	10,000	—
Total current liabilities	118,229	91,813
Line of credit	15,000	68,000
Long-term debt, less current portion	381,393	—
Other liabilities	12,543	11,584
Total liabilities	527,165	171,397
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Redeemable non-controlling interest	24,975	15,719
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of July 3, 2020 and January 3, 2020	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,327 shares issued and 41,438 outstanding as of July 3, 2020; 39,448 shares issued and 38,559 outstanding as of January 3, 2020	41	39
Additional paid-in capital	321,479	123,274
Treasury stock, at cost; 890 common shares as of July 3, 2020 and January 3, 2020	(13,754)	(13,754)
Accumulated other comprehensive income	133	150
Retained earnings	325,165	312,491
Total stockholders’ equity	633,064	422,200
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,185,204	$609,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Sales	$183,102	$192,122	$367,463	$353,822
Cost of sales	123,116	129,902	250,862	240,545
Gross profit	59,986	62,220	116,601	113,277
Operating expenses:
Sales and marketing	12,561	11,264	24,624	20,526
Research and development	8,236	7,763	16,265	15,066
General and administrative	14,566	12,158	36,979	23,338
Amortization of purchased intangibles	5,264	1,564	7,807	3,057
Total operating expenses	40,627	32,749	85,675	61,987
Income from operations	19,359	29,471	30,926	51,290
Other expense, net:
Interest expense	2,892	1,005	4,739	1,834
Other expense	71	582	133	569
Other expense, net	2,963	1,587	4,872	2,403
Income before income taxes	16,396	27,884	26,054	48,887
Provision for income taxes	3,204	4,522	4,124	7,123
Net income	13,192	23,362	21,930	41,764
Less: net income attributable to non-controlling interest	584	441	1,072	740
Net income attributable to FOX stockholders	$12,608	$22,921	$20,858	$41,024
Earnings per share:
Basic	$0.32	$0.60	$0.54	$1.07
Diluted	$0.32	$0.59	$0.53	$1.05
Weighted-average shares used to compute earnings per share:
Basic	38,991	38,286	38,781	38,164
Diluted	39,584	39,181	39,368	39,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Net income	$13,192	$23,362	$21,930	$41,764
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax effects	923	314	(17)	155
Other comprehensive income (loss)	923	314	(17)	155
Comprehensive income	14,115	23,676	21,913	41,919
Less: comprehensive income attributable to non-controlling interest	584	441	1,072	740
Comprehensive income attributable to FOX stockholders	$13,531	$23,235	$20,841	$41,179
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

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	45	—	—	—	(2,047)	—	—	(2,047)	—
Stock awards issued for business acquisition	—	—	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921	—
Foreign currency translation adjustment	—	—	—	—	—	(940)	—	(940)	—
Net income	—	—	—	—	—	—	8,250	8,250	488
Balance - April 3, 2020	39,493	$39	890	$(13,754)	$123,470	$(790)	$320,741	$429,706	$16,207
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	74	—	—	—	(2,301)	—	—	(2,301)	—
Issuance of common stock, net	2,760	2	—	—	198,234	—	—	198,236	—
Adjustment to the fair value of non-controlling interest	—	—	—	—	—	—	(8,184)	(8,184)	8,184
Stock-based compensation expense	—	—	—	—	2,076	—	—	2,076	—
Foreign currency translation adjustment	—	—	—	—	—	923	—	923	—
Net income	—		—	—	—	—	12,608	12,608	584
Balance - July 3, 2020	42,327	$41	890	$(13,754)	$321,479	$133	$325,165	$633,064	$24,975
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	July 3, 2020	June 28, 2019
OPERATING ACTIVITIES:
Net income	$21,930	$41,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,019	8,184
Stock-based compensation	3,997	3,350
Deferred taxes and uncertain tax positions	(7,238)	(816)
Amortization of loan fees	713	120
Loss on extinguishment of debt	—	516
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	13,133	(17,115)
Inventory	(13,583)	(24,977)
Income taxes	2,341	(3,411)
Prepaids and other assets	(30,707)	(379)
Accounts payable	2,728	15,671
Accrued expenses and other liabilities	(2,644)	(2,483)
Net cash provided by operating activities	5,689	20,424
INVESTING ACTIVITIES:
Purchases of property and equipment	(32,770)	(16,377)
Acquisition of businesses, net of cash acquired	(329,222)	(6,804)
Net cash used in investing activities	(361,992)	(23,181)
FINANCING ACTIVITIES:
Proceeds from line of credit	201,768	45,000
Payments on line of credit	(254,768)	(25,000)
Proceeds from issuance of debt, net of origination fees of $7,616	392,385	—
Repayment of debt	(2,500)	(2,813)
Proceeds from sale of common stock, net	198,236	—
Repurchases from stock compensation program, net	(4,348)	(3,494)
Net cash provided by financing activities	530,773	13,693
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(241)	127
CHANGE IN CASH AND CASH EQUIVALENTS	174,229	11,063
CASH AND CASH EQUIVALENTS—Beginning of period	43,736	27,958
CASH AND CASH EQUIVALENTS—End of period	$217,965	$39,021

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	July 3, 2020	June 28, 2019
Cash paid during the period for:
Income taxes	$9,734	$14,847
Cash paid for interest, net of capitalized interest	$3,953	$1,442
Cash paid for amounts included in the measurement of lease liabilities	$3,432	$2,929
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$4,336	$6,131
Acquisition of business in exchange for equity	$—	$7,167
Non-cash investing activities:
Capital expenditures included in accounts payable	$4,784	$1,770
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
The Company operates on a 52-53 week fiscal calendar. For 2020 and 2019, the Company's fiscal year will end or has ended on January 1, 2021 and January 3, 2020, respectively. The twelve month periods ended January 1, 2021 and January 3, 2020, will include or have included 52 and 53 weeks, respectively. The three and six month periods ended July 3, 2020 and June 28, 2019 each included 13 weeks and 26 weeks, respectively.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Revenues exclude sales tax.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At July 3, 2020, the balance of deferred revenue related to pricing provisions was $0 as such arrangements containing these pricing provisions had expired.
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed. Additionally, the Company has been impacted by the recent coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The Company’s manufacturing facilities in North America have been affected by local and state “shelter-in-place” orders including the temporary suspension of non-essential operations in certain facilities. The Company took actions to manage costs during this time by enacting temporary executive pay cuts and furloughs, curtailing non-essential capital expenditures, and reducing expenses. Despite the Company’s efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control, including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.
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
The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. Amounts owed under the Company's First Amended and Restated Credit Facility (as defined in Note 8 - Debt below) approximate fair value due to the variable interest rate features embedded in both the line of credit and the term debt.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Recent Accounting Pronouncements - In February 2016, the FASB issued accounting standards update ("ASU") 2016-02, Leases, which supersedes the existing guidance for lease accounting. To meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases, this ASU requires lessees to recognize most leases on the balance sheet as right-of-use assets and lease liabilities.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation of certain transactions, including but not limited to contingent consideration payments made after a business combination and debt prepayment and extinguishment costs in the cash flow statement. The Company adopted ASU 2016-15 effective in the first quarter of fiscal year 2019. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Facilitation of Effects of Reference Rate Reform on Financial Reporting, which was created in response to concerns about structural risks of interbank offered rates ("IBORs") and the risk of cessation of the London Interbank Offered Rate ("LIBOR"). This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 effective in the first quarter of fiscal year 2020. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Powered Vehicles	$98,524	$115,245	$219,050	$211,954
Specialty Sports	84,578	76,877	148,413	141,868
Total sales	$183,102	$192,122	$367,463	$353,822

The following table summarizes total sales by sales channel:

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
OEM	$87,860	$117,321	$191,608	$217,826
Aftermarket	95,242	74,801	175,855	135,996
Total sales	$183,102	$192,122	$367,463	$353,822

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
North America	$116,970	$131,158	$247,592	$240,790
Asia	33,385	27,981	56,263	51,367
Europe	31,260	30,515	60,219	58,050
Rest of the world	1,487	2,468	3,389	3,615
Total sales	$183,102	$192,122	$367,463	$353,822

3. Inventory
Inventory consisted of the following:

	July 3,	January 3
	2020	2020
Raw materials	$102,313	$87,779
Work-in-process	14,021	7,075
Finished goods	32,130	33,651
Total inventory	$148,464	$128,505

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	July 3,	January 3
	2020	2020
Prepaid chassis deposits	$27,916	$6,701
Advanced payments and prepaid contracts	8,488	5,774
Current portion of acquisition-related compensation held in escrow	4,642	—
Other current assets	5,039	5,465
Total	$46,085	$17,940

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	July 3,	January 3
	2020	2020
Building and building improvements	$68,223	$42,343
Information systems, office equipment and furniture	12,524	10,102
Internal-use computer software	19,059	16,860
Land	6,039	5,414
Leasehold improvements	12,947	13,841
Machinery and manufacturing equipment	72,096	57,331
Transportation equipment	5,607	5,006
Total	196,495	150,897
Less: accumulated depreciation and amortization	(49,521)	(42,518)
Property, plant and equipment, net	$146,974	$108,379

The Company’s long-lived assets by geographic location are as follows:

	July 3,	January 3
	2020	2020
United States	$135,005	$100,508
International	11,969	7,871
Total long-lived assets	$146,974	$108,379

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
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.29 years and the weighted-average incremental borrowing rate was 3.54% as of July 3, 2020.
Operating lease costs consisted of the following:

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Operating lease cost	$1,798	$1,549	$3,374	$2,969
Other lease costs (1)	245	242	519	425
Total	$2,043	$1,791	$3,893	$3,394

(1) Includes short-term leases and variable lease costs. The Company elected a policy permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	July 3, 2020
Operating lease right-of-use assets	Lease right-of-use assets	$19,221
Current lease liabilities	Accrued expenses	$6,485
Non-current lease liabilities	Other liabilities	$12,543
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2020 (excluding the 6 months ended July 3, 2020)	$3,476
2021	5,427
2022	3,783
2023	3,392
2024	1,737
Thereafter	2,766
Total lease payments	20,581
Less: imputed interest	(1,553)
Present value of lease liabilities	19,028
Less: current portion	(6,485)
Lease liabilities less current portion	$12,543

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	July 3,	January 3
	2020	2020
Payroll and related expenses	$9,662	$14,595
Current portion of lease liabilities	6,485	6,242
Warranty	8,915	5,649
Income tax payable	8,523	4,295
Other accrued expenses	8,713	4,963
Total	$42,298	$35,744

Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Beginning warranty liability	$8,719	$5,740	$5,649	$6,433
Charge to cost of sales	1,690	1,558	2,806	2,133
Fair value of warranty assumed in acquisition	—	100	3,158	100
Costs incurred	(1,494)	(1,190)	(2,698)	(2,458)
Ending warranty liability	$8,915	$6,208	$8,915	$6,208

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
First Amended and Restated Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was amended and restated on March 11, 2020 and June 19, 2020 (as most recently amended and restated as the "First Amended and Restated Credit Facility"). The First Amended and Restated Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250,000 and a maturing secured term loan of $400,000. The term loan is subject to quarterly amortization payments.
The Company paid $7,616 in debt issuance costs, of which $6,458 were allocated to the term debt and $1,158 were allocated to the line of credit. Additionally, the Company had $434 of remaining unamortized debt issuance costs. The Company expensed $277 of the remaining unamortized debt issuance costs, which are included in other expense, net on the Condensed Consolidated Statements of Income for the six months ended July 3, 2020 and the remaining $157 were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the First Amended and Restated Credit Facility.
The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At July 3, 2020, the one-month LIBOR and prime rates were 0.17% and 3.25%, respectively. At July 3, 2020, our weighted-average interest rate on outstanding borrowing was 2.05%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 3, 2020.
The First Amended and Restated Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at July 3, 2020.
The following table summarizes the line of credit under the First Amended and Restated Credit Facility:

July 3,
2020
Amount outstanding	$15,000
Standby letters of credit	15,000
Available borrowing capacity	220,000
Total borrowing capacity	$250,000
Maturity date	March 11, 2025

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
As of July 3, 2020, future principal payments for long-term debt, including the current portion, as summarized as follows:

July 3,
2020
For fiscal year
2020 (remaining six months)	$5,000
2021	10,000
2022	17,500
2023	20,000
2024	20,000
Thereafter	325,000
Total	397,500
Debt issuance cost	(6,107)
Long-term debt, net of issuance cost	391,393
Less: current portion	(10,000)
Long-term debt less current portion	$381,393

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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. The CAFC has declined to rehear the case and has issued the final remand order sending the case back to the PTAB. The PTAB has issued an opinion in the ‘250 Patent case stating that the Company has not shown the claims of the ‘250 Patent to be obvious. The Company has appealed that PTAB opinion to the CAFC and the CAFC has affirmed the PTAB opinion.
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
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc., d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, subsequent to its second fiscal quarter, the Company exercised the Call Option and entered into a stock purchase agreement with Flagship, Inc. whereby the Company agreed to purchase the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
On July 24, 2019, the Company entered into a standard form of agreement with design-builder Carroll Daniel Construction Company to provide design and construction services related to an approximately 336,000 square foot facility located in Gainesville, Georgia. The Company plans to use the facility for the manufacture of its products including vehicle shock absorbers. This agreement was amended on December 23, 2019. The agreement contains several design and construction milestone dates that began in June 2019. The Company expects to pay a total of approximately $36,500 under the terms of this agreement. Any additional costs will be addressed as they arise until the completion of the facility, which is currently expected to occur on or around August 31, 2020.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through July 3, 2020. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	July 3, 2020				January 3, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit Facility	$—	$406,393	$—	$406,393	$—	$68,000	$—	$68,000
Non-controlling interest subject to put provisions	—	—	24,975	24,975	—	—	15,719	15,719
Total liabilities measured at fair value	$—	$406,393	$24,975	$431,368	$—	$68,000	$15,719	$83,719
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six month period ended July 3, 2020.
The Company used Level 2 inputs to determine the fair value of its First Amended and Restated Credit Facility. As of July 3, 2020, the carrying amount of the principal under the Company’s First Amended and Restated Credit Facility approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
As of July 3, 2020, the Company had potential obligations to purchase the non-controlling interests held by third parties in the Tuscany subsidiary. These obligations were in the form of put provisions and were exercisable at the third-party owners' discretion within the specified periods outlined in the put provision within the Tuscany stockholders' agreement. If these put provisions were exercised, the Company would be required to purchase the third-party owners' non-controlling interests at the appraised fair value. The initial non-controlling interest value was implicit in the purchase price and is revalued each quarter, with the adjustment being recorded directly as a component of retained earnings. The methodology the Company uses to estimate the fair value of the non-controlling interests subject to these put provisions is based on an average multiple of earnings before income taxes, depreciation and amortization ("EBITDA"), taking into consideration historical earnings and other factors. The estimated fair value is then compared to the carrying value based on the initial valuation and the cumulative net earnings attributable to the non-controlling interest. At July 3, 2020, the estimated fair value was adjusted based on the agreement between the Company and the non-controlling interest holders executed on July 22, 2020. Refer to Note 9 - Commitments and Contingencies for additional details of this agreement.
The following table provides a reconciliation of the beginning and ending balances for the Company's redeemable non-controlling interest measured at fair value using Level 3 inputs:

Redeemable Non-Controlling Interest (level 3 measurement)
Balance at January 3, 2020	$15,719
Net income attributable to non-controlling interest	1,072
Change in fair value	8,184
Balance at July 3, 2020	$24,975

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Stockholders' Equity
Secondary Stock Offerings
In June 2020, the Company closed a secondary offering whereby it sold 2,760 shares of its common stock at a price of $76.00 per share for gross proceeds of $209,760. The net proceeds to the Company after underwriters' discounts and commissions of $11,015 and $511 of offering costs was $198,234. The total shares sold included 360 shares that were sold in connection with the underwriters' option to purchase additional shares. This offering was made pursuant to the Company's registration statement on Form S-3.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cost of sales	$147	$114	$276	243
Sales and marketing	165	113	317	239
Research and development	218	155	419	320
General and administrative	1,546	1,239	2,985	2,548
Total	$2,076	$1,621	$3,997	3,350
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the six months ended July 3, 2020:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2020	427	$44.98
Granted	245	$44.65
Canceled	(8)	$47.75
Vested	(190)	$36.37
Unvested at July 3, 2020	474	$48.20
As of July 3, 2020, the Company had approximately $20,523 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.89 years.
During the six months ended July 3, 2020, no shares of common stock were issued due to the exercise of stock options and no options to purchase common stock expired or were forfeited. As of July 3, 2020, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Income Taxes

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Provision for income taxes	$3,204	$4,522	$4,124	$7,123
Effective tax rates	19.5%	16.2%	15.8%	14.6%
For the three and six months ended July 3, 2020, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, and $646 and $686 in excess benefits related to stock-based compensation, respectively. For the three months ended April 3, 2020, the Company benefited from a negotiated reduction of Switzerland withholding tax on prior year earnings. These benefits were partially offset by state taxes, global low-tax intangible income tax and non-deductible expenses.
For the three and six months ended June 28, 2019, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, a lower tax rate on foreign derived intangible income, research and development credits, and $1,808 and $3,635 from excess benefits related to stock-based compensation, respectively. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.

13. Related Party Transactions
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech, which has a building lease for its manufacturing and offices in Jasper, Indiana. The building is owned by a former owner of Ridetech, who is now an employee of the Company. The lease is effective through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $48 and $96 for the three and six months ended July 3, 2020.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"), which has a building lease for its manufacturing and offices in Trussville, Alabama. The building is owned by a former owner of SCA, who is now an employee of the Company. The lease is effective through April 13, 2028, with monthly rent payments of $28. Rent expense under this lease was $84 and $112 for the three and six months ended July 3, 2020. Refer to Note 14 - Acquisitions for further details of this acquisition.

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
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $1,350 and $1,493 in costs associated with such retention incentives during the three and six months ended July 3, 2020. Additionally, the Company paid $1,750 in transaction compensation to key SCA management concurrently with the closing.
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
The Company incurred $10,582 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation during the six months ended July 3, 2020 and $602 of transaction costs during the three months ended January 3, 2020. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income. Additional debt issuance costs of $6,622 were incurred in association with financing the transaction and will be amortized over the term of the First Amended and Restated Credit Facility. Refer to Note 8 - Debt for further details.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The preliminarily values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $192,215 reflects the strategic fit of SCA with the Company’s operations. The Company will amortize the acquired customer relationships assets over their expected useful lives of 5-10 years. Trademarks, brand names and goodwill are expected to have an indefinite life, and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. SCA previously purchased intangibles in asset acquisitions with a remaining net tax basis approximating $77,989 which the Company may deduct for income tax purposes.
The following unaudited pro forma financial information shows the combined results of operations of the Company and SCA, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory valuation step-up, interest expense on the term debt secured to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 21%. SCA was operated as a C Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on SCA’s net income. The pro forma results for the six months ended July 3, 2020 exclude transaction costs associated with the acquisition and the results for the six months ended June 28, 2019 have been adjusted to include these charges. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the six months ended
	July 3, 2020	June 28, 2019
Pro forma sales	$386,811	$394,700
Pro forma net income attributable to FOX stockholders	$28,664	$29,249
Pro forma basic earnings per share	$0.74	$0.77
Pro forma diluted earnings per share	$0.73	$0.75

Total SCA revenues included in the condensed consolidated statements of income	$26,597
Total SCA pre-tax income included in the condensed consolidated statements of income	$333

15. Subsequent Events
On July 22, 2020 the Company entered into a stock purchase agreement with Flagship, Inc. whereby the Company agreed to purchase the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
•the spread of highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. and global economy, which could in turn disrupt the business activities and operations of our customers, as well as our businesses and operations;
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
In connection with the acquisition, we also agreed to an additional $10.6 million of contingent retention incentives for key SCA management, to be held in escrow and payable over the next two years in a combination of cash and stock. Additionally, we paid $1.8 million in transaction compensation to key SCA management concurrently with the closing.
Secondary Stock Offering
In June 2020, we closed a secondary offering selling 2.8 million shares of common stock at a price of $76.00 per share for gross proceeds of $209.8 million. The net proceeds to us after underwriters' discounts and commissions of $11.0 million and $0.5 million of offering costs was $198.2 million. The total shares sold included 0.4 million shares that were sold in connection with the underwriters' option to purchase additional shares. This offering was made pursuant to our registration statement on Form S-3.

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
As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA" or "Tax Act") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore provided a partial valuation allowance of $6.8 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income. There have been no material changes in the valuation allowance for foreign tax credits for the three and six month periods ended July 3, 2020 or June 28, 2019.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$183,102	$192,122	$367,463	$353,822
Cost of sales	123,116	129,902	250,862	240,545
Gross profit	59,986	62,220	116,601	113,277
Operating expenses:
Sales and marketing	12,561	11,264	24,624	20,526
Research and development	8,236	7,763	16,265	15,066
General and administrative	14,566	12,158	36,979	23,338
Amortization of purchased intangibles	5,264	1,564	7,807	3,057
Total operating expenses	40,627	32,749	85,675	61,987
Income from operations	19,359	29,471	30,926	51,290
Other expense, net:
Interest expense	2,892	1,005	4,739	1,834
Other expense	71	582	133	569
Other expense, net	2,963	1,587	4,872	2,403
Income before income taxes	16,396	27,884	26,054	48,887
Provision for income taxes	3,204	4,522	4,124	7,123
Net income	13,192	23,362	21,930	41,764
Less: net income attributable to non-controlling interest	584	441	1,072	740
Net income attributable to FOX stockholders	$12,608	$22,921	$20,858	$41,024

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the six months ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	67.6	68.3	68.0
Gross profit	32.8	32.4	31.7	32.0
Operating expenses:
Sales and marketing	6.9	5.9	6.7	5.8
Research and development	4.5	4.0	4.4	4.3
General and administrative	8.0	6.3	10.1	6.6
Amortization of purchased intangibles	2.9	0.8	2.1	0.9
Total operating expenses	22.2	17.0	23.3	17.5
Income from operations	10.6	15.3	8.4	14.5
Other expense, net:
Interest expense	1.6	0.5	1.3	0.5
Other expense	—	0.3	—	0.2
Other expense, net	1.6	0.8	1.3	0.7
Income before income taxes	9.0	14.5	7.1	13.8
Provision for income taxes	1.7	2.4	1.1	2.0
Net income	7.2	12.2	6.0	11.8
Less: net income attributable to non-controlling interest	0.3	0.2	0.3	0.2
Net income attributable to FOX stockholders	6.9%	11.9%	5.7%	11.6%
*Percentages may not foot due to rounding.

Three months ended July 3, 2020 compared to three months ended June 28, 2019
Sales

	For the three months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Powered Vehicle products	$98.5	$115.2	$(16.7)	(14.5)%
Specialty Sports products	84.6	76.9	7.7	10.0
Total sales	$183.1	$192.1	$(9.0)	(4.7)%
Total sales for the three months ended July 3, 2020 decreased approximately $9.0 million, or 4.7%, compared to the three months ended June 28, 2019. Powered Vehicle product sales decreased by $16.7 million, or 14.5%, primarily due to impacts of the COVID-19 pandemic, including production shutdowns at our OEM customers, partially offset by the impact of our SCA subsidiary, which was acquired in March 2020, and growth in aftermarket products. Additionally, Specialty Sports product sales increased by $7.7 million, or 10.0%, primarily due to increased demand in both the OEM and aftermarket channels.
Cost of sales

	For the three months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Cost of sales	$123.1	$129.9	$(6.8)	(5.2)%
Cost of sales for the three months ended July 3, 2020 decreased approximately $6.8 million, or 5.2%, compared to the three months ended June 28, 2019. The decrease in cost of sales was driven primarily by certain business factors affecting gross margin, which are discussed below.
For the three months ended July 3, 2020, our gross margin increased 40 basis points to 32.8% compared to 32.4% for the three months ended June 28, 2019. The increase in gross margin was primarily due to the impact of the SCA acquisition, product and channel mix, and improvement in supply chain efficiencies, partially offset by higher factory related costs including incremental costs related to the COVID-19 pandemic.
Operating expenses

	For the three months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$12.6	$11.2	$1.4	12.5%
Research and development	8.2	7.7	0.5	6.5
General and administrative	14.5	12.2	2.3	18.9
Amortization of purchased intangibles	5.3	1.6	3.7	231.3
Total operating expenses	$40.6	$32.7	$7.9	24.2%
Total operating expenses for the three months ended July 3, 2020 were $40.6 million compared to $32.7 million for the three months ended June 28, 2019. When expressed as a percentage of total sales, total operating expenses increased to 22.2% of total sales for the three months ended July 3, 2020 compared to 17.0% of total sales in the three months ended June 28, 2019. The increase in operating expenses is primarily due to SCA related costs, including acquisition costs, operating costs and amortization expense, partially offset by reductions in various other expenses.

Within operating expenses, our sales and marketing expenses increased approximately $1.4 million primarily due to $2.7 million of costs associated with our SCA subsidiary, partially offset by marketing and employee related expenses. Research and development costs increased approximately $0.5 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $2.3 million resulting from various factors including SCA acquisition-related compensation costs of approximately $1.2 million and the inclusion of SCA operating costs of $1.8 million, partially offset by decreases in various other costs.
Amortization of purchased intangibles for the three months ended July 3, 2020 increased by approximately $3.7 million as compared to the three months ended June 28, 2019. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of SCA.
Income from operations

	For the three months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Income from operations	$19.4	$29.5	$(10.1)	(34.2)%
As a result of the factors discussed above, income from operations for the three months ended July 3, 2020 decreased approximately $10.1 million, or 34.2%, compared to income from operations for the three months ended June 28, 2019.
Other expense, net

	For the three months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Other expense, net:
Interest expense	$2.9	$1.0	$1.9	190.0%
Other expense	0.1	0.6	(0.5)	(83.3)%
Other expense, net	$3.0	$1.6	$1.4	87.5%
Other expense, net for the three months ended July 3, 2020 increased by $1.4 million to $3.0 million compared to $1.6 million for the three months ended June 28, 2019. The increase in other expense, net is primarily due to interest expense on additional borrowings in connection with our March 2020 acquisition of SCA.
Income taxes

	For the three months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Provision for income taxes	$3.2	$4.5	$(1.3)	(28.9)%
The effective tax rates were 19.5% and 16.2% for the three months ended July 3, 2020 and June 28, 2019, respectively.
For the three months ended July 3, 2020, the difference between our effective tax rate of 19.5% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, and $0.6 million of excess tax benefit related to stock based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.
For the three months ended June 28, 2019, the difference between our effective tax rate of 16.2% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1.8 million of excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The effective tax rate for the three months ended July 3, 2020 increased as compared to the same period in 2019 primarily as a result of the reduction in pre-tax income, and an increase in non-deductible transaction expenses and state taxes related to our SCA acquisition.

Net income

	For the three months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Net income	$13.2	$23.4	$(10.2)	(43.6)%
As a result of the factors described above, our net income decreased $10.2 million, or 43.6%, to $13.2 million in the three months ended July 3, 2020 from $23.4 million for the three months ended June 28, 2019.

Six months ended July 3, 2020 compared to six months ended June 28, 2019
Sales

	For the six months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Powered Vehicle products	$219.1	$212.0	$7.1	3.3%
Specialty Sports products	148.4	141.8	6.6	4.7
Total sales	$367.5	$353.8	$13.7	3.9%
Total sales for the six months ended July 3, 2020 increased approximately $13.7 million, or 3.9%, compared to the six months ended June 28, 2019. Powered Vehicle product sales increased by $7.1 million, or 3.3%, primarily due to the SCA acquisition and aftermarket products, partially offset by impacts of the COVID-19 pandemic. Additionally, Specialty Sports product sales increased by $6.6 million, or 4.7%, primarily due to increased demand in both the OEM and aftermarket channels.

Cost of sales

	For the six months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Cost of sales	$250.9	$240.5	$10.4	4.3%
Cost of sales for the six months ended July 3, 2020 increased approximately $10.4 million, or 4.3%, compared to the six months ended June 28, 2019. The increase in cost of sales was driven primarily by certain business factors affecting gross margin, which are discussed below.
For the six months ended July 3, 2020, our gross margin decreased 30 basis points to 31.7% compared to 32.0% for the six months ended June 28, 2019. The decrease in gross margin was primarily due to factory costs incurred during the government mandated closures in response to the COVID-19 pandemic, partially offset by a change in product and channel mix and the impact of the SCA acquisition.

Operating expenses

	For the six months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$24.6	$20.5	$4.1	20.0%
Research and development	16.3	15.1	1.2	7.9
General and administrative	37.0	23.3	13.7	58.8
Amortization of purchased intangibles	7.8	3.1	4.7	151.6
Total operating expenses	$85.7	$62.0	$23.7	38.2%
Total operating expenses for the six months ended July 3, 2020 were $85.7 million compared to $62.0 million for the six months ended June 28, 2019. When expressed as a percentage of total sales, total operating expenses increased to 23.3% of total sales for the six months ended July 3, 2020 compared to 17.5% of total sales in the six months ended June 28, 2019. The increase in operating expenses is primarily due to SCA related costs, including acquisition-related costs, operating costs and amortization expense, partially offset by reductions in various other expenses.
Within operating expenses, our sales and marketing expenses increased approximately $4.1 million primarily due to costs related to SCA of $3.4 million, higher payroll-related costs, increases in various other administrative expenses, partially offset by lower travel related costs. Research and development costs increased approximately $1.2 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $13.7 million resulting from various factors including acquisition-related costs of approximately $11.6 million and the inclusion of SCA operating costs of $2.1 million.
Amortization of purchased intangibles for the six months ended July 3, 2020 increased by approximately $4.7 million as compared to the six months ended June 28, 2019. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of SCA.
Income from operations

	For the six months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Income from operations	$30.9	$51.3	$(20.4)	(39.8)%
As a result of the factors discussed above, income from operations for the six months ended July 3, 2020 decreased approximately $20.4 million, or 39.8%, compared to income from operations for the six months ended June 28, 2019.
Other expense, net

	For the six months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Other expense, net:
Interest expense	$4.7	$1.8	$2.9	161.1%
Other expense	0.1	0.6	(0.5)	(83.3)
Other expense, net	$4.8	$2.4	$2.4	100.0%
Other expense, net for the six months ended July 3, 2020 increased by $2.4 million to $4.8 million compared to $2.4 million for the six months ended June 28, 2019. The increase in other expense, net is primarily due to additional interest expense incurred as a result of additional debt taken on in connection with the Company's acquisition of SCA during the six months ended July 3, 2020.

Income taxes

	For the six months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Provision for income taxes	$4.1	$7.1	$(3.0)	(42.3)%
The effective tax rates were 15.8% and 14.6% for the six months ended July 3, 2020 and June 28, 2019, respectively.
For the six months ended July 3, 2020, the difference between our effective tax rate of 15.8% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, a negotiated reduction of Switzerland withholding tax on prior year earnings, and $0.7 million from excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.
For the six months ended June 28, 2019, the difference between our effective tax rate of 14.6% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $3.6 million from excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The effective tax rate for the six months ended July 3, 2020 increased as compared to the same period in 2019 primarily as a result of the reduction in pre-tax income, stock-based compensation deductions, an increase in non-deductible transaction expenses and state taxes related to our SCA acquisition, partially offset by foreign derived intangible income benefits and the reduction in Switzerland withholding taxes.
Net income

	For the six months ended
(in millions)	July 3, 2020	June 28, 2019	Change ($)	Change (%)
Net income	$21.9	$41.8	$(19.9)	(47.6)%
As a result of the factors described above, our net income decreased $19.9 million, or 47.6%, to $21.9 million in the six months ended July 3, 2020 from $41.8 million for the six months ended June 28, 2019.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our credit facilities and the issuance of common stock. These sources of liquidity may be impacted by various factors, including demand for our products, impacts of mandated closures in response to the COVID-19 pandemic, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the six months ended
(in thousands)	July 3, 2020	June 28, 2019
Net cash provided by operating activities	$5,689	$20,424
Net cash used in investing activities	(361,992)	(23,181)
Net cash provided by financing activities	530,773	13,693
Effect of exchange rate changes on cash and cash equivalents	(241)	127
Change in cash and cash equivalents	$174,229	$11,063
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the six months ended July 3, 2020, net cash provided by operating activities was $5.7 million and consisted of net income of $21.9 million, plus non-cash items totaling $12.5 million and less changes in operating assets and liabilities totaling $28.7 million. Non-cash items and other adjustments consisted of depreciation and amortization of $15.0 million, stock-based compensation of $4.0 million, and amortization of loan fees of $0.7 million, offset by a $7.2 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increased prepaids and other current assets of $30.7 million, inventory of $13.6 million, and decreases in accrued expenses of $2.6 million, offset by decreases in accounts receivable of $13.1 million, increases in accounts payable of $2.7 million and income taxes of $2.4 million. The change in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our recently acquired SCA subsidiary. The changes in inventory, accounts receivable, and accounts payable reflect the impact of mandated shutdowns in response to COVID-19 on our shipment, collection and payment cycles, and normal seasonality. The changes in accrued expenses and income taxes are primarily attributable to seasonality and the timing of tax payments.
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
In the six months ended July 3, 2020 and June 28, 2019, net cash used in investing activities was $362.0 million and $23.2 million, respectively. Investing activities for the six months ended July 3, 2020 consisted of $329.2 million of cash consideration for our acquisition of SCA and $32.8 million of property and equipment additions. Our investing activities for the six months ended June 28, 2019 consisted of $16.4 million of property and equipment additions and $6.8 million of cash consideration for our acquisition of Ridetech.

Financing activities
Cash provided by financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the six months ended July 3, 2020, net cash provided by financing activities was $530.8 million, which consisted of $392.4 million in proceeds, net of issuance costs, from our First Amended and Restated Credit Facility, which was amended and restated in connection with our acquisition of SCA, partially offset by net payments of $53.0 million on our line of credit and payments on our term debt of $2.5 million. In addition, we received $198.2 million from our June 2020 issuance of common stock and paid $4.3 million to repurchase shares of our common stock, as part of our stock-based compensation program.
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
First Amended and Restated Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was amended and restated on March 11, 2020 and June 19, 2020 (as most recently amended and restated as the "First Amended and Restated Credit Facility"). The First Amended and Restated Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a maturing secured term loan of $400.0 million. The term loan is subject to quarterly amortization payments.
The Company paid $7.6 million in debt issuance costs, of which $6.5 million were allocated to the term debt and $1.2 million were allocated to the line of credit. Additionally, the Company had $0.4 million of remaining unamortized debt issuance costs. The Company expensed $0.3 million of the remaining unamortized debt issuance costs, which are included in other expense, net on the Condensed Consolidated Statements of Income for the six months ended July 3, 2020 and the remaining $0.2 million were allocated to the line of credit. All loan fees allocated to the term debt will be amortized using the interest method and all loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the First Amended and Restated Credit Facility.
The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At July 3, 2020, the one-month LIBOR and prime rates were 0.17% and 3.25%, respectively. At July 3, 2020, our weighted-average interest rate on outstanding borrowing was 2.05%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 3, 2020.
Hall County, Georgia Project - Phase 1
As previously announced on October 31, 2018, the Company is expanding its manufacturing and operations capacity and relocating the Company’s headquarters to Hall County, Georgia. The Company plans to invest approximately $50.0 million in capital expenditures and employ up to 800 personnel over the next five years, dependent on market and general economic conditions in Georgia. The Company currently estimates that the first phase of the project will be completed in August 2020. The amount of any such capital expenditures is subject to change depending on the circumstances and the scope of the project.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2020. Based on the evaluation of our disclosure controls and procedures as of July 3, 2020, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. The CAFC has declined to rehear the case and has issued the final remand order sending the case back to the PTAB. The PTAB has issued an opinion in the ‘250 Patent case stating that the Company has not shown the claims of the ‘250 Patent to be obvious. The Company has appealed that PTAB opinion to the CAFC and the CAFC has affirmed the PTAB opinion.
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
Risks related to our business
Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health epidemics or pandemics, including the recent COVID-19 pandemic.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The impact of the COVID-19 pandemic, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
These government-mandated closures, “shelter-in-place” directives, or an outbreak among, or quarantine of, the employees in any of our facilities, have caused and could continue cause significant interruptions to, or temporary closures of our operations. These impacts include, but are not limited to:
•Significant reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;
•Inability to meet our current or future demand due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials, truck chassis, or other components, transportation, workforce, or other manufacturing and distribution capability;
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
These impacts have had and could continue to have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities. Furthermore, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity. The recent volatility in capital markets has also increased the cost of capital and adversely impacted access to capital.

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
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are up-fitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA Performance and Tuscany, a growing portion of our sales are expected to be generated from providing up-fitting solutions. In the event these markets stopped expanding or contracted due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.

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
We may experience changes in our customer, channel and product mix time to time as a result of changes in demands from existing customers due to shifts in their products and markets. Additionally, the Company may pursue new customers and markets. Such changes in customers, channel and product mix could place demands that are more rigorous on our infrastructure and supply chain and could result in changes to our profitability and profitability percentages. If customers begin to require more lower-margin products from us and fewer higher-margin products, or place demands on our performance that increase our costs, our business, results of operations and financial condition may suffer.
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
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the United States largely through ports on the West Coast. Dockworkers, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. While the West Coast ports labor dispute ended with a five-year agreement, it lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations.

Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
We are dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a "key person" life insurance policy on Mr. Dennison or any other key employees. We believe that the top ten members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave.
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
As a supplier to OEM customers, we are dependent in large part on the success of the business of our OEM customers. Model year changes by our OEM customers or production disruptions or hiatuses may adversely impact our sales or cause our sales to vary from quarter to quarter. In addition, losses in market share individually or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products which incorporate our products could negatively impact our business, financial condition or results of operations.
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
In particular, sales to Ford, a powered vehicles OEM, accounted for approximately 11%, 8% and 8% in 2019, 2018 and 2017, respectively. In the event that Ford were to experience manufacturing or other problems, including disruptions related to COVID-19, or were to fail to pay us, it could have a material impact on our business, financial condition or results of operations.
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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one or two-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; or (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that a product could underperform and require us to adjust our warranty reserves or incur costs in excess of these reserves, which could adversely affect our results of operations.

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
In the future, we and our subsidiaries may be able to incur substantial additional debt from amendments to our credit facility with Bank of America and other named lenders (the "First Amended and Restated Credit Facility"), additional lending sources subject to the restrictions contained in the First Amended and Restated Credit Facility, or because of certain debt instruments we may issue.
As of July 3, 2020, we had $406.4 million of indebtedness and $220.0 million in revolving credit available to borrow under the First Amended and Credit Facility. Our ability to borrow under the First Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the First Amended and Restated Credit Facility.
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
Our outstanding indebtedness under the First Amended and Restated Credit Facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.
Borrowings under our First Amended and Restated Credit Facility bear interest on a variable rate, which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the First Amended and Restated Credit Facility will increase our interest expense.
As of July 3, 2020, we had $406.4 million of indebtedness, bearing interest at a variable rate, outstanding under the First Amended and Restated Credit Facility. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Based on the $406.4 million of variable interest rate indebtedness that was outstanding as of July 3, 2020, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.0 million change to our interest expense for the three months ended July 3, 2020.
Changes in tax laws and regulations or other factors could cause our income tax obligations to increase, potentially reducing our net income and adversely affecting our cash flows.
We are subject to income tax requirements in various jurisdictions in the U.S and internationally. In preparing our financial statements, we provide for income taxes based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our income tax obligations may be higher due to numerous factors. Changes to tax laws or interpretations, modifications to the U.S. tax reform enacted in December 2017, revisions to estimates regarding our ability to utilize foreign tax credits, increases in applicable tax rates, and actions by tax authorities in jurisdictions in which we operate could have a material impact on our net income and cash flows.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of July 3, 2020, we employed approximately 2,350 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those that are "single-source" suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input or an equivalent substitute. We do not maintain long-term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. Our business, financial condition or results of operations could be materially and adversely impacted if we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the United States or in Taiwan.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $96.40 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 41,437,614 of which shares were outstanding as of July 3, 2020. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended July 3, 2020:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
4/4 - 5/8	14,352	$50.10	—
5/9 - 6/5	—	$—	—
6/6 - 7/3	19,384	$81.55	—
Total	33,736	$68.17	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1	Pilot Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated June 1, 2020.	8-K	001-36040	June 16, 2020

10.2	Bond Purchase Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated June 1, 2020.	8-K	001-36040	June 16, 2020

10.3	Financing Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated June 1, 2020.	8-K	001-36040	June 16, 2020

10.4	Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated June 1, 2020.	8-K	001-36040	June 16, 2020

10.5	Deed to Secure Debt and Security Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated June 1, 2020.	8-K	001-36040	June 16, 2020

10.6	Assignment of Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated June 1, 2020.	8-K	001-36040	June 16, 2020

10.7	Direct Payment Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated June 1, 2020.	8-K	001-36040	June 16, 2020

10.8	First Amendment to the Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and other financial institutions party thereto, dated June 19, 2020.	8-K	001-36040	June 17, 2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
August 5, 2020		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)