Form 10-Q
period 2020-10-02
FOX FACTORY HOLDING CORP
filed 2020-11-10
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2020, there were 41,715,243 shares of the registrant’s common stock outstanding.

1

Fox Factory Holding Corp.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 2, 2020 and January 3, 2020	1
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended October 2, 2020 and September 27, 2019	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 2, 2020 and September 27, 2019	4
	Unaudited Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the Three and Nine Months Ended October 2, 2020 and September 27, 2019	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2020 and September 27, 2019	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
Signatures		59

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	October 2,	January 3
	2020	2020

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$278,246	$43,736
Accounts receivable (net of allowances of $837 and $810 at October 2, 2020 and January 3, 2020, respectively)	114,097	91,632
Inventory	135,687	128,505
Prepaids and other current assets	31,605	17,940
Total current assets	559,635	281,813
Property, plant and equipment, net	156,819	108,379
Lease right-of-use assets	25,695	17,472
Deferred tax assets	18,525	25,725
Goodwill	287,113	93,527
Intangibles, net	209,590	81,949
Other assets	3,149	451
Total assets	$1,260,526	$609,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$101,439	$55,144
Accrued expenses	61,393	35,744
Reserve for uncertain tax positions	1,055	925
Current portion of long-term debt	10,000	—
Total current liabilities	173,887	91,813
Line of credit	—	68,000
Long-term debt, less current portion	379,242	—
Other liabilities	23,470	11,584
Total liabilities	576,599	171,397
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Redeemable non-controlling interest	—	15,719
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of October 2, 2020 and January 3, 2020	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,601 shares issued and 41,712 outstanding as of October 2, 2020; 39,448 shares issued and 38,559 outstanding as of January 3, 2020	42	39
Additional paid-in capital	334,486	123,274
Treasury stock, at cost; 890 common shares as of October 2, 2020 and January 3, 2020	(13,754)	(13,754)
Accumulated other comprehensive (loss) income	(32)	150
Retained earnings	363,185	312,491
Total stockholders’ equity	683,927	422,200
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,260,526	$609,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Sales	$260,700	$211,317	$628,163	$565,139
Cost of sales	171,226	141,500	422,088	382,045
Gross profit	89,474	69,817	206,075	183,094
Operating expenses:
Sales and marketing	13,667	11,660	38,291	32,186
Research and development	8,514	8,376	24,779	23,442
General and administrative	16,463	12,727	53,443	36,065
Amortization of purchased intangibles	5,277	1,694	13,084	4,751
Total operating expenses	43,921	34,457	129,597	96,444
Income from operations	45,553	35,360	76,478	86,650
Other expense, net:
Interest expense	2,291	748	7,030	2,582
Other (income) expense	(189)	(37)	(57)	532
Other expense, net	2,102	711	6,973	3,114
Income before income taxes	43,451	34,649	69,505	83,536
Provision for income taxes	5,431	4,473	9,555	11,596
Net income	38,020	30,176	59,950	71,940
Less: net income attributable to non-controlling interest	—	689	1,072	1,429
Net income attributable to FOX stockholders	$38,020	$29,487	$58,878	$70,511
Earnings per share:
Basic	$0.91	$0.77	$1.48	$1.84
Diluted	$0.90	$0.75	$1.46	$1.80
Weighted-average shares used to compute earnings per share:
Basic	41,616	38,451	39,726	38,259
Diluted	42,206	39,174	40,314	39,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Net income	$38,020	$30,176	$59,950	$71,940
Other comprehensive (loss) income
Interest rate swap, net of tax effects	(801)	—	(801)	—
Foreign currency translation adjustments, net of tax effects	636	(352)	619	(197)
Other comprehensive (loss) income	(165)	(352)	(182)	(197)
Comprehensive income	37,855	29,824	59,768	71,743
Less: comprehensive income attributable to non-controlling interest	—	689	1,072	1,429
Comprehensive income attributable to FOX stockholders	$37,855	$29,135	$58,696	$70,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 28, 2018	38,881	$38	890	$(13,754)	$116,019	$(784)	$219,686	$321,205	$14,282
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	180	—	—	—	(1,229)	—	—	(1,229)	—
Stock-based compensation expense	—	—	—	—	1,729	—	—	1,729	—
Other comprehensive (loss) income	—	—	—	—	—	(159)	—	(159)	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(228)	(228)	—
Net income	—	—	—	—	—	—	18,103	18,103	299
Balance - March 29, 2019	39,061	$38	890	$(13,754)	$116,519	$(943)	$237,561	$339,421	$14,581
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	115	—	—	—	(2,264)	—	—	(2,264)	—
Issuance of stock for business acquisition	98	—	—	—	7,167	—	—	7,167	—
Stock-based compensation expense	—	—	—	—	1,621	—	—	1,621	—
Other comprehensive (loss) income	—	—	—	—	—	314	—	314	—
Net income	—		—	—	—	—	22,921	22,921	441
Balance - June 28, 2019	39,274	$38	890	$(13,754)	$123,043	$(629)	$260,482	$369,180	$15,022
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	140	—	—	—	(3,300)	—	—	(3,300)	—
Stock-based compensation expense	—	—	—	—	1,605	—	—	1,605	—
Other comprehensive (loss) income	—	—	—	—	—	(352)	—	(352)	—
Net income	—	—	—	—	—	—	29,487	29,487	689
Balance - September 27, 2019	39,414	$38	890	$(13,754)	$121,348	$(981)	$289,969	$396,620	$15,711
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	45	—	—	—	(2,047)	—	—	(2,047)	—
Stock awards issued for business acquisition	—	—	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921	—
Other comprehensive (loss) income	—	—	—	—	—	(940)	—	(940)	—
Net income	—	—	—	—	—	—	8,250	8,250	488
Balance - April 3, 2020	39,493	$39	890	$(13,754)	$123,470	$(790)	$320,741	$429,706	$16,207
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	74	—	—	—	(2,301)	—	—	(2,301)	—
Issuance of common stock, net	2,760	2	—	—	198,234	—	—	198,236	—
Adjustment to the fair value of non-controlling interest	—	—	—	—	—	—	(8,184)	(8,184)	8,184
Stock-based compensation expense	—	—	—	—	2,076	—	—	2,076	—
Other comprehensive (loss) income	—	—	—	—	—	923	—	923	—
Net income	—		—	—	—	—	12,608	12,608	584
Balance - July 3, 2020	42,327	$41	890	$(13,754)	$321,479	$133	$325,165	$633,064	$24,975
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	138	1	—	—	(254)	—	—	(253)	—
Redeemable non-controlling interest	136	—	—	—	11,169	—	—	11,169	(24,975)
Stock-based compensation expense	—	—	—	—	2,092	—	—	2,092	—
Other comprehensive (loss) income	—	—	—	—	—	(165)	—	(165)	—
Net income	—	—	—	—	—	—	38,020	38,020	—
Balance - October 2, 2020	42,601	$42	890	$(13,754)	$334,486	$(32)	$363,185	$683,927	$—
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	October 2, 2020	September 27, 2019
OPERATING ACTIVITIES:
Net income	$59,950	$71,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,762	12,821
Stock-based compensation	6,360	4,955
Deferred taxes and uncertain tax positions	(11,857)	(5,503)
Amortization of loan fees	1,129	146
Loss on extinguishment of debt	—	516
Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(12,610)	(28,257)
Inventory	(579)	(20,339)
Income taxes	3,218	(7,339)
Prepaids and other assets	(14,737)	(7,577)
Accounts payable	36,712	9,797
Accrued expenses and other liabilities	7,453	(236)
Net cash provided by operating activities	99,801	30,924
INVESTING ACTIVITIES:
Purchases of property and equipment	(45,983)	(25,903)
Acquisition of businesses, net of cash acquired	(329,176)	(6,804)
Acquisition of other assets	(250)	—
Net cash used in investing activities	(375,409)	(32,707)
FINANCING ACTIVITIES:
Proceeds from line of credit	204,131	67,500
Payments on line of credit	(272,131)	(52,053)
Proceeds from issuance of debt, net of origination fees of $7,615	392,385	—
Repayment of debt	(5,000)	(2,813)
Installment on purchase of non-controlling interest	(3,000)	—
Proceeds from sale of common stock, net	198,236	—
Repurchases from stock compensation program, net	(4,602)	(6,793)
Net cash provided by financing activities	510,019	5,841
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	99	(37)
CHANGE IN CASH AND CASH EQUIVALENTS	234,510	4,021
CASH AND CASH EQUIVALENTS—Beginning of period	43,736	27,958
CASH AND CASH EQUIVALENTS—End of period	$278,246	$31,979

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	October 2, 2020	September 27, 2019
Cash paid during the period for:
Income taxes	$17,484	$24,402
Cash paid for interest, net of capitalized interest	$5,946	$1,971
Cash paid for amounts included in the measurement of lease liabilities	$5,267	$4,476
Non-cash operating activities:
Refinancing of the Second Amended and Restated Credit Facility	$—	$88,875
Right-of-use assets obtained in exchange for lease obligations	$12,293	$8,565
Acquisition of business in exchange for equity	$—	$7,167
Non-cash investing activities:
Capital expenditures included in accounts payable	$6,530	$868
Acquisition of non-controlling interest in exchange for equity and installment payments	$21,975	$—
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
The Company operates on a 52-53 week fiscal calendar. For 2020 and 2019, the Company's fiscal year will end or has ended on January 1, 2021 and January 3, 2020, respectively. The twelve month periods ended January 1, 2021 and January 3, 2020, will include or have included 52 and 53 weeks, respectively. The three and nine month periods ended October 2, 2020 and September 27, 2019 each included 13 weeks and 39 weeks, respectively.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix. At January 3, 2020, the balance of deferred revenue related to pricing provisions was $172 which was recognized as revenue during the nine months ended October 2, 2020.
Segments - The Company has determined that it has a single operating and reportable segment. The Company considers an operating segment to be a component of the Company for which separate financial information is available, that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
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
Fair Value Measurements and Financial Instruments - The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, that requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Powered Vehicles	$153,031	$130,022	$372,081	$341,976
Specialty Sports	107,669	81,295	256,082	223,163
Total sales	$260,700	$211,317	$628,163	$565,139

The following table summarizes total sales by sales channel:

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
OEM	$143,687	$131,678	$335,295	$349,504
Aftermarket	117,013	79,639	292,868	215,635
Total sales	$260,700	$211,317	$628,163	$565,139

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
North America	$175,486	$142,624	$423,078	$383,414
Asia	41,609	37,521	97,872	88,888
Europe	41,004	29,024	101,223	87,074
Rest of the world	2,601	2,148	5,990	5,763
Total sales	$260,700	$211,317	$628,163	$565,139

3. Inventory
Inventory consisted of the following:

	October 2,	January 3
	2020	2020
Raw materials	$90,674	$87,779
Work-in-process	11,656	7,075
Finished goods	33,357	33,651
Total inventory	$135,687	$128,505

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	October 2,	January 3
	2020	2020
Prepaid chassis deposits	$12,424	$6,701
Advanced payments and prepaid contracts	8,374	5,774
Current portion of acquisition-related compensation held in escrow	4,765	—
Other current assets	6,042	5,465
Total	$31,605	$17,940

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	October 2,	January 3
	2020	2020
Building and building improvements	$74,434	$42,343
Information systems, office equipment and furniture	13,241	10,102
Internal-use computer software	19,370	16,860
Land	8,171	5,414
Leasehold improvements	13,082	13,841
Machinery and manufacturing equipment	76,564	57,331
Transportation equipment	5,933	5,006
Total	210,795	150,897
Less: accumulated depreciation and amortization	(53,976)	(42,518)
Property, plant and equipment, net	$156,819	$108,379

The Company’s long-lived assets by geographic location are as follows:

	October 2,	January 3
	2020	2020
United States	$142,369	$100,508
International	14,450	7,871
Total long-lived assets	$156,819	$108,379

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
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.71 years and the weighted-average incremental borrowing rate was 3.24% as of October 2, 2020.
Operating lease costs consisted of the following:

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Operating lease cost	$1,835	$1,581	$5,209	$4,550
Other lease costs (1)	214	338	733	763
Total	$2,049	$1,919	$5,942	$5,313

(1) Includes short-term leases and variable lease costs. The Company elected a policy permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	October 2, 2020
Operating lease right-of-use assets	Lease right-of-use assets	$25,695
Current lease liabilities	Accrued expenses	$6,518
Non-current lease liabilities	Other liabilities	$18,832
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2020 (excluding the 9 months ended October 2, 2020)	$1,856
2021	7,109
2022	5,807
2023	4,705
2024	3,031
Thereafter	4,875
Total lease payments	27,383
Less: imputed interest	(2,033)
Present value of lease liabilities	25,350
Less: current portion	(6,518)
Lease liabilities less current portion	$18,832

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	October 2,	January 3
	2020	2020
Payroll and related expenses	$17,442	$14,595
Current portion of lease liabilities	6,518	6,242
Warranty	9,485	5,649
Income tax payable	9,573	4,295
Current portion of non-controlling interest buyout liability	7,206	—
Other accrued expenses	11,169	4,963
Total	$61,393	$35,744

Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Beginning warranty liability	$8,915	$6,208	$5,649	$6,433
Charge to cost of sales	2,181	1,054	4,987	3,204
Fair value of warranty assumed in acquisition	—	—	3,158	100
Costs incurred	(1,611)	(1,116)	(4,309)	(3,591)
Ending warranty liability	$9,485	$6,146	$9,485	$6,146

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
First Amended and Restated Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was amended and restated on March 11, 2020 and June 19, 2020 (as most recently amended and restated as the "First Amended and Restated Credit Facility"). The First Amended and Restated Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan is subject to quarterly amortization payments.
The Company paid $7,615 in debt issuance costs, of which $6,458 were allocated to the term debt and $1,157 were allocated to the line of credit. Additionally, the Company had $434 of remaining unamortized debt issuance costs. The Company expensed $277 of the remaining unamortized debt issuance costs, which are included in other expense, net in the condensed consolidated statements of income for the nine months ended October 2, 2020. The remaining $157 were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the First Amended and Restated Credit Facility.
The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At October 2, 2020, the one-month LIBOR and prime rates were 0.14% and 3.25%, respectively. At October 2, 2020, our weighted-average interest rate on outstanding borrowing was 1.87%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 2, 2020.
In August 2020, the Company entered into an interest rate swap agreement to hedge the variability of cash flows in interest payments associated with $200,000 of its variable rate term debt. Refer to Note 10 - Derivatives and Hedging for further details of this agreement.
The First Amended and Restated Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at October 2, 2020.
The following table summarizes the line of credit under the First Amended and Restated Credit Facility:

October 2,
2020
Amount outstanding	$—
Standby letters of credit	15,000
Available borrowing capacity	235,000
Total borrowing capacity	$250,000
Maturity date	March 11, 2025

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
As of October 2, 2020, future principal payments for long-term debt, including the current portion, as summarized as follows:

October 2,
2020
For fiscal year
2020 (remaining three months)	$2,500
2021	10,000
2022	17,500
2023	20,000
2024	20,000
Thereafter	325,000
Total	395,000
Debt issuance cost	(5,758)
Long-term debt, net of issuance cost	389,242
Less: current portion	(10,000)
Long-term debt less current portion	$379,242

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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. The CAFC has declined to rehear the case and has issued the final remand order sending the case back to the PTAB. SRAM filed ‘027 writ of certiorari before the Supreme Court of the United States, the writ of certiorari was denied and the case is before the PTAB on remand. The PTAB has issued an opinion in the ‘250 Patent case stating that the Company has not shown the claims of the ‘250 Patent to be obvious. The Company has appealed that PTAB opinion to the CAFC and the CAFC has affirmed the PTAB opinion. The U.S. District Court, Northern District of Illinois, has again stayed the SRAM lawsuits against the Company pending outcome of the remanded ‘027 PTAB issue.
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
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $3,000 during the nine months ended October 2, 2020. The stock portion of 136 shares held in escrow will be released quarterly starting January 2021 through July 2022. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through October 2, 2020. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

10. Derivatives and Hedging
On August 17, 2020 the Company entered into a Swap to mitigate the cash flow risk associated with changes in interest rates on $200,000 of its variable rate debt. Refer to Note 8 - Debt for further details of the Company's variable rate debt. The Swap matures on March 11, 2025. The Company pays a base fixed rate of 0.73% and in return receives the greater of (1) 1-month LIBOR, or (2) 0.50%. The Company accounts for interest rate swap contracts in accordance with ASC 815, Derivatives and Hedging, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The swap has been designated and accounted for as a cash flow hedge of the forecasted interest payments on the Company’s debt. As long as the swap continues to be a highly effective hedge of the designated interest rate risk, changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss), a component of equity. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings.
The fair value of the Swap on October 2, 2020 was a liability of $1,038. Refer to Note 11 - Fair Value Measurements and Financial Instruments for information on determining the fair value. The liability is included in other liabilities in the consolidated balance sheets. At both the inception of the Swap and at October 2, 2020, the interest rate swap was considered highly effective and accordingly, the $1,038 change in fair value incurred from inception was deferred and recorded in other comprehensive income (loss), net of taxes. As required under ASC 815, the Swap’s effectiveness will be assessed on a quarterly basis.
The Company’s derivative counterparty is an investment grade financial institution. The Company does not have any collateral arrangements with its derivative counterparty and the derivative contract does not contain credit risk related contingent features.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	October 2, 2020				January 3, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit Facility	$—	$389,242	$—	$389,242	$—	$68,000	$—	$68,000
Interest Rate Swap	—	1,038	—	1,038	—	—	—	—
Non-controlling interest subject to put provisions	—	—	—	—	—	—	15,719	15,719
Total liabilities measured at fair value	$—	$390,280	$—	$390,280	$—	$68,000	$15,719	$83,719
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine month period ended October 2, 2020.
The Company used Level 2 inputs to determine the fair value of its First Amended and Restated Credit Facility. The Company believes the carrying amount of its First Amended and Restated Credit Facility approximates the fair value at October 2, 2020 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
On August 17, 2020 the Company entered into an interest rate swap agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. Refer to Note 10 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, Derivatives and Hedging Interest rate swap contract is recognized as an asset or liability on the consolidated balance sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.
On July 22, 2020, the Company, pursuant to a stock purchase agreement with Flagship, Inc., dated as of the same date, purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. Refer to Note 9 - Commitments and Contingencies for additional details of this agreement. Prior to the consummation of the stock purchase, the non-controlling interest was measured at fair value using Level 3 inputs.
The following table provides a reconciliation of the beginning and ending balances for the Company's redeemable non-controlling interest:

Redeemable Non-Controlling Interest (Level 3 measurement)
Balance at January 3, 2020	$15,719
Net income attributable to non-controlling interest	1,072
Change in fair value	8,184
Purchase of non-controlling interest	(24,975)
Balance at October 2, 2020	$—

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Stockholders' Equity
Secondary Stock Offerings
In June 2020, the Company completed a secondary offering whereby it sold 2,760 shares of its common stock at a price of $76.00 per share for gross proceeds of $209,760. The net proceeds to the Company after underwriters' discounts and commissions of $11,015 and $511 of offering costs was $198,234. The total shares sold included 360 shares that were sold in connection with the underwriters' option to purchase additional shares. This offering was made pursuant to the Company's registration statement on Form S-3.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Cost of sales	$191	$107	$467	350
Sales and marketing	173	136	490	375
Research and development	184	198	603	518
General and administrative	1,815	1,164	4,800	3,712
Total	$2,363	$1,605	$6,360	4,955
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the nine months ended October 2, 2020:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2020	427	$44.98
Granted	257	$47.08
Canceled	(10)	$47.97
Vested	(217)	$37.18
Unvested at October 2, 2020	457	$49.81
As of October 2, 2020, the Company had approximately $19,447 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.74 years.
During the nine months ended October 2, 2020, 120 shares of common stock were issued due to the exercise of stock options and no options to purchase common stock expired or were forfeited. As of October 2, 2020, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
13. Income Taxes

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Provision for income taxes	$5,431	$4,473	$9,555	$11,596
Effective tax rates	12.5%	12.9%	13.7%	13.9%
For the three and nine months ended October 2, 2020, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, a lower tax rate on foreign derived intangible income, research and development credits, realization of foreign tax credits, and $3,107 and $3,793 in excess benefits related to stock-based compensation, respectively. For the three months ended April 3, 2020, the Company benefited from a negotiated reduction of Switzerland withholding tax on prior year earnings. These benefits were partially offset by state taxes, global low-tax intangible income tax and non-deductible expenses.
For the three and nine months ended September 27, 2019, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1,873 and $5,508 in excess benefits related to stock-based compensation, respectively. In the three months ended September 27, 2019, the Company refined its 2019 estimated deduction for foreign derived intangible income, resulting in a 4% benefit to the effective tax rate. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.

14. Related Party Transactions
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech, which has a building lease for its manufacturing and offices in Jasper, Indiana. The building is owned by a former owner of Ridetech, who is now an employee of the Company. The lease is effective through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $48 and $144 for the three and nine months ended October 2, 2020.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"), which has a building lease for its manufacturing and offices in Trussville, Alabama. The building is owned by a former owner of SCA, who is now an employee of the Company. The lease is effective through April 13, 2028, with monthly rent payments of $28. Rent expense under this lease was $84 and $196 for the three and nine months ended October 2, 2020. Refer to Note 15 - Acquisitions for further details of this acquisition.
On July 22, 2020 the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022. Refer to Note 9 - Commitments and Contingencies for additional details of this agreement.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
15. Acquisitions
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
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $1,429 and $2,921 in costs associated with such retention incentives during the three and nine months ended October 2, 2020. Additionally, the Company paid $1,750 in transaction compensation to key SCA management concurrently with the closing.
The purchase price of SCA has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 11, 2020 with the excess purchase price allocated to goodwill. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$329,209
Non-cash consideration	322
Total consideration at closing	$329,531

Fair market values
Other current assets	$15,227
Property, plant and equipment	8,953
Lease right-of-use assets	4,027
Customer relationships	129,000
Trademarks and brand	11,500
Goodwill	193,544
Total assets acquired	$362,251

Accounts payable and accrued expenses	$9,454
Lease liabilities	4,027
Deferred taxes	19,239
Total liabilities assumed	32,720
Purchase price allocation	$329,531
The Company incurred $10,582 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation during the nine months ended October 2, 2020 and $602 of transaction costs during the three months ended January 3, 2020. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income. Additional debt issuance costs of $6,622 were incurred in association with financing the transaction and will be amortized over the term of the First Amended and Restated Credit Facility. Refer to Note 8 - Debt for further details.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The preliminarily values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $193,544 reflects the strategic fit of SCA with the Company’s operations. The Company will amortize the acquired customer relationships assets over their expected useful lives of 5-10 years. Trademarks, brand names and goodwill are expected to have an indefinite life, and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. SCA previously purchased intangibles in asset acquisitions with a remaining net tax basis approximating $77,989, which the Company may deduct for income tax purposes.
The following unaudited pro forma financial information shows the combined results of operations of the Company and SCA, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory valuation step-up, interest expense on the term debt secured to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 21%. SCA was operated as a C Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on SCA’s net income. The pro forma results for the nine months ended October 2, 2020 exclude transaction costs associated with the acquisition and the results for the nine months ended September 27, 2019 have been adjusted to include these charges. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the nine months ended
	October 2, 2020	September 27, 2019
Pro forma sales	$647,512	$632,848
Pro forma net income attributable to FOX stockholders	$66,684	$57,432
Pro forma basic earnings per share	$1.68	$1.50
Pro forma diluted earnings per share	$1.65	$1.47

Total SCA revenues included in the condensed consolidated statements of income	$49,868
Total SCA pre-tax income included in the condensed consolidated statements of income	$2,950

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
Secondary Stock Offering
In June 2020, we completed a secondary offering selling 2.8 million shares of common stock at a price of $76.00 per share for gross proceeds of $209.8 million. The net proceeds to us after underwriters' discounts and commissions of $11.0 million and $0.5 million of offering costs was $198.2 million. The total shares sold included 0.4 million shares that were sold in connection with the underwriters' option to purchase additional shares. This offering was made pursuant to our registration statement on Form S-3.
Purchase of Non-controlling Interest
On July 22, 2020, we, pursuant to a stock purchase agreement with Flagship, Inc., dated as of the same date, purchased the remaining 20% interest of FF US Holding Corp. for $25.0 million payable in a combination of stock and cash. Refer to Note 9 - Commitments and Contingencies for additional details of this agreement.

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
As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA" or "Tax Act") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore provided a partial valuation allowance of $6.8 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated statements of income. There have been no material changes in the valuation allowance for foreign tax credits for the three and nine month periods ended October 2, 2020 or September 27, 2019.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in thousands)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Sales	$260,700	$211,317	$628,163	$565,139
Cost of sales	171,226	141,500	422,088	382,045
Gross profit	89,474	69,817	206,075	183,094
Operating expenses:
Sales and marketing	13,667	11,660	38,291	32,186
Research and development	8,514	8,376	24,779	23,442
General and administrative	16,463	12,727	53,443	36,065
Amortization of purchased intangibles	5,277	1,694	13,084	4,751
Total operating expenses	43,921	34,457	129,597	96,444
Income from operations	45,553	35,360	76,478	86,650
Other expense, net:
Interest expense	2,291	748	7,030	2,582
Other (income) expense	(189)	(37)	(57)	532
Other expense, net	2,102	711	6,973	3,114
Income before income taxes	43,451	34,649	69,505	83,536
Provision for income taxes	5,431	4,473	9,555	11,596
Net income	38,020	30,176	59,950	71,940
Less: net income attributable to non-controlling interest	—	689	1,072	1,429
Net income attributable to FOX stockholders	$38,020	$29,487	$58,878	$70,511

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the nine months ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7	67.0	67.2	67.6
Gross profit	34.3	33.0	32.8	32.4
Operating expenses:
Sales and marketing	5.2	5.5	6.1	5.7
Research and development	3.3	4.0	3.9	4.1
General and administrative	6.3	6.0	8.5	6.4
Amortization of purchased intangibles	2.0	0.8	2.1	0.8
Total operating expenses	16.8	16.3	20.6	17.1
Income from operations	17.5	16.7	12.2	15.3
Other expense, net:
Interest expense	0.9	0.4	1.1	0.5
Other (income) expense	(0.1)	—	—	0.1
Other expense, net	0.8	0.3	1.1	0.6
Income before income taxes	16.7	16.4	11.1	14.8
Provision for income taxes	2.1	2.1	1.5	2.1
Net income	14.6	14.3	9.5	12.7
Less: net income attributable to non-controlling interest	—	0.3	0.2	0.3
Net income attributable to FOX stockholders	14.6%	14.0%	9.4%	12.5%
*Percentages may not foot due to rounding.

Three months ended October 2, 2020 compared to three months ended September 27, 2019
Sales

	For the three months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Powered Vehicle products	$153.0	$130.0	$23.0	17.7%
Specialty Sports products	107.7	81.3	26.4	32.4
Total sales	$260.7	$211.3	$49.4	23.4%
Total sales for the three months ended October 2, 2020 increased approximately $49.4 million, or 23.4%, compared to the three months ended September 27, 2019. Powered Vehicle product sales increased by $23.0 million, or 17.7%, primarily due to the impact of our SCA subsidiary, which was acquired in March 2020. Additionally, Specialty Sports product sales increased by $26.4 million, or 32.4%, primarily due to increased demand in both the OEM and aftermarket channels.
Cost of sales

	For the three months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Cost of sales	$171.2	$141.5	$29.7	21.0%
Cost of sales for the three months ended October 2, 2020 increased approximately $29.7 million, or 21.0%, compared to the three months ended September 27, 2019. The increase in cost of sales was primarily due to the 23.4% increase in sales in the same period, as well as certain business factors affecting gross margin which are discussed below.
For the three months ended October 2, 2020, our gross margin increased 130 basis points to 34.3% compared to 33.0% for the three months ended September 27, 2019. The increase in gross margin was primarily due to favorable product and channel mix including the impact of the SCA acquisition.
Operating expenses

	For the three months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$13.7	$11.7	$2.0	17.1%
Research and development	8.5	8.4	0.1	1.2
General and administrative	16.4	12.7	3.7	29.1
Amortization of purchased intangibles	5.3	1.7	3.6	211.8
Total operating expenses	$43.9	$34.5	$9.4	27.2%
Total operating expenses for the three months ended October 2, 2020 were $43.9 million compared to $34.5 million for the three months ended September 27, 2019. When expressed as a percentage of total sales, total operating expenses increased to 16.8% of total sales for the three months ended October 2, 2020 compared to 16.3% of total sales in the three months ended September 27, 2019. The increase in operating expenses is primarily due to SCA related costs, including acquisition costs, operating costs and amortization expense.

Within operating expenses, our sales and marketing expenses increased approximately $2.0 million primarily due to $2.4 million of costs associated with our SCA subsidiary, partially offset by reduced spending on trade shows and race events. Research and development costs increased approximately $0.1 million. General and administrative expenses increased by approximately $3.7 million resulting from various factors including SCA acquisition-related compensation costs of approximately $1.3 million and the inclusion of SCA operating costs of $1.9 million as well as higher headcount costs as we expand our administrative support functions. These increases were partially offset by decreases in various other costs.
Amortization of purchased intangibles for the three months ended October 2, 2020 increased by approximately $3.6 million as compared to the three months ended September 27, 2019. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of SCA.
Income from operations

	For the three months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Income from operations	$45.6	$35.4	$10.2	28.8%
As a result of the factors discussed above, income from operations for the three months ended October 2, 2020 increased approximately $10.2 million, or 28.8%, compared to income from operations for the three months ended September 27, 2019.
Other expense, net

	For the three months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Other expense, net:
Interest expense	$2.3	$0.7	$1.6	228.6%
Other (income) expense	(0.2)	—	(0.2)	NA
Other expense, net	$2.1	$0.7	$1.4	200.0%
Other expense, net for the three months ended October 2, 2020 increased by $1.4 million to $2.1 million compared to $0.7 million for the three months ended September 27, 2019. The increase in other expense, net is primarily due to interest expense on additional borrowings in connection with our March 2020 acquisition of SCA.

Income taxes

	For the three months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Provision for income taxes	$5.4	$4.5	$0.9	20.0%
The effective tax rates were 12.5% and 12.9% for the three months ended October 2, 2020 and September 27, 2019, respectively.
For the three months ended October 2, 2020, the difference between our effective tax rate of 12.5% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, a lower tax rate on foreign derived intangible income, research and development credits, realization of foreign tax credits, and $3.1 million of excess tax benefit related to stock based compensation. These benefits were partially offset by state taxes, global low-tax intangible income tax and non-deductible expenses.
For the three months ended September 27, 2019, the difference between our effective tax rate of 12.9% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $1.9 million of excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The effective tax rate for the three months ended October 2, 2020 decreased as compared to the same period in 2019 primarily as a result of excess stock based compensation deductions, an increase in foreign derived intangible income, and realization of foreign tax credit, partially offset by an increase in global low-tax intangible income tax and nondeductible expenses.
Net income

	For the three months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Net income	$38.0	$30.2	$7.8	25.8%
As a result of the factors described above, our net income increased $7.8 million, or 25.8%, to $38.0 million in the three months ended October 2, 2020 from $30.2 million for the three months ended September 27, 2019.

Nine months ended October 2, 2020 compared to nine months ended September 27, 2019
Sales

	For the nine months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Powered Vehicle products	$372.1	$342.0	$30.1	8.8%
Specialty Sports products	256.1	223.1	33.0	14.8
Total sales	$628.2	$565.1	$63.1	11.2%
Total sales for the nine months ended October 2, 2020 increased approximately $63.1 million, or 11.2%, compared to the nine months ended September 27, 2019. Powered Vehicle product sales increased by $30.1 million, or 8.8%, primarily due to the SCA acquisition and strength in the aftermarket channel, partially offset by impacts of the COVID-19 pandemic on our OEM customers. Additionally, Specialty Sports product sales increased by $33.0 million, or 14.8%, primarily due to increased demand in both the OEM and aftermarket channels.

Cost of sales

	For the nine months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Cost of sales	$422.1	$382.0	$40.1	10.5%
Cost of sales for the nine months ended October 2, 2020 increased approximately $40.1 million, or 10.5%, compared to the nine months ended September 27, 2019. The increase in cost of sales was primarily due to the 11.2% increase in sales during the same period.
For the nine months ended October 2, 2020, our gross margin increased 40 basis points to 32.8% compared to 32.4% for the nine months ended September 27, 2019. The increase in year-to-date gross margin was primarily due to the impact of the SCA acquisition and a change in product and channel mix partially offset by incremental cost due to government mandated closures in response to the COVID-19 pandemic.
Operating expenses

	For the nine months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$38.3	$32.2	$6.1	18.9%
Research and development	24.8	23.4	1.4	6.0
General and administrative	53.4	36.1	17.3	47.9
Amortization of purchased intangibles	13.1	4.7	8.4	178.7
Total operating expenses	$129.6	$96.4	$33.2	34.4%
Total operating expenses for the nine months ended October 2, 2020 were $129.6 million compared to $96.4 million for the nine months ended September 27, 2019. When expressed as a percentage of total sales, total operating expenses increased to 20.6% of total sales for the nine months ended October 2, 2020 compared to 17.1% of total sales in the nine months ended September 27, 2019. The increase in operating expenses is primarily due to SCA related costs, including acquisition-related costs, operating costs and amortization expense, partially offset by reductions in various other expenses.
Within operating expenses, our sales and marketing expenses increased approximately $6.1 million primarily due to costs related to SCA of $5.8 million and higher personnel and commission expenses of $2.5 million, which were partially offset by reduced spending on trade shows and race events. Research and development costs increased approximately $1.4 million primarily due to personnel investments and facility-related expense related to the Company's expanding Technology Center in Georgia, partially offset by reductions in other various expenses. General and administrative expenses increased by approximately $17.3 million resulting from various factors including acquisition-related costs of approximately $12.9 million and the inclusion of SCA operating costs of $4.0 million, as well as increases in various other costs as the Company expands its administrative support functions.
Amortization of purchased intangibles for the nine months ended October 2, 2020 increased by approximately $8.4 million as compared to the nine months ended September 27, 2019. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of SCA.
Income from operations

	For the nine months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Income from operations	$76.5	$86.7	$(10.2)	(11.8)%
As a result of the factors discussed above, income from operations for the nine months ended October 2, 2020 decreased approximately $10.2 million, or 11.8%, compared to income from operations for the nine months ended September 27, 2019.

Other expense, net

	For the nine months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Other expense, net:
Interest expense	$7.0	$2.6	$4.4	169.2%
Other (income) expense	(0.1)	0.5	(0.6)	(120.0)
Other expense, net	$6.9	$3.1	$3.8	122.6%
Other expense, net for the nine months ended October 2, 2020 increased by $3.8 million to $6.9 million compared to $3.1 million for the nine months ended September 27, 2019. The increase in other expense, net is primarily due to additional interest expense incurred on additional borrowings in connection with the Company's acquisition of SCA in March 2020.
Income taxes

	For the nine months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Provision for income taxes	$9.6	$11.6	$(2.0)	(17.2)%
The effective tax rates were 13.7% and 13.9% for the nine months ended October 2, 2020 and September 27, 2019, respectively.
For the nine months ended October 2, 2020, the difference between our effective tax rate of 13.7% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, a lower tax rate on foreign derived intangible income, research and development credits, a negotiated reduction of Switzerland withholding tax on prior year earnings, realization of foreign tax credits, and $3.8 million from excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income tax and non-deductible expenses.
For the nine months ended September 27, 2019, the difference between our effective tax rate of 13.9% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, lower effective federal rates on foreign derived intangible income, research and development credits, and $5.5 million of excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, foreign withholding taxes and the impact of non-deductible expenses.
The effective tax rate for the nine months ended October 2, 2020 decreased as compared to the same period in 2019 primarily as a result of an increase in foreign derived intangible income, realization of foreign tax credits, and a negotiated reduction of Switzerland withholding tax on prior year earnings partially offset by a decrease in excess stock based compensation deductions and increase in nondeductible expenses.
Net income

	For the nine months ended
(in millions)	October 2, 2020	September 27, 2019	Change ($)	Change (%)
Net income	$60.0	$71.9	$(11.9)	(16.6)%
As a result of the factors described above, our net income decreased $11.9 million, or 16.6%, to $60.0 million in the nine months ended October 2, 2020 from $71.9 million for the nine months ended September 27, 2019.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our credit facilities and the issuance of common stock. These sources of liquidity may be impacted by various factors, including demand for our products, impacts of the COVID-19 pandemic, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the nine months ended
(in thousands)	October 2, 2020	September 27, 2019
Net cash provided by operating activities	$99,801	$30,924
Net cash used in investing activities	(375,409)	(32,707)
Net cash provided by financing activities	510,019	5,841
Effect of exchange rate changes on cash and cash equivalents	99	(37)
Change in cash and cash equivalents	$234,510	$4,021
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the nine months ended October 2, 2020, net cash provided by operating activities was $99.8 million and consisted of net income of $60.0 million, plus non-cash items totaling $20.4 million and less changes in operating assets and liabilities totaling $19.5 million. Non-cash items and other adjustments consisted of depreciation and amortization of $24.8 million, stock-based compensation of $6.4 million, and amortization of loan fees of $1.1 million, offset by a $11.9 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increased prepaids and other current assets of $14.7 million, accounts receivable of $12.6 million, and inventory of $0.6 million, offset by increases in accounts payable of $36.7 million, increases in accrued expenses of $7.5 million, and income taxes of $3.2 million. The change in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our recently acquired SCA subsidiary. The changes in inventory, accounts receivable, and accounts payable reflect seasonality as well as timing of vendor payments. The changes in accrued expenses and income taxes are primarily attributable to the timing of rebate payments and the timing of tax payments, respectively.
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
In the nine months ended October 2, 2020 and September 27, 2019, net cash used in investing activities was $375.4 million and $32.7 million, respectively. Investing activities for the nine months ended October 2, 2020 consisted of $329.2 million of cash consideration for our acquisition of SCA, $46.0 million of property and equipment additions and $0.3 million of acquisition of other assets. Our investing activities for the nine months ended September 27, 2019 consisted of $25.9 million of property and equipment additions and $6.8 million of cash consideration for our acquisition of Ridetech.

Financing activities
Cash provided by financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the nine months ended October 2, 2020, net cash provided by financing activities was $510.0 million, which consisted of $392.4 million in proceeds, net of issuance costs, from our First Amended and Restated Credit Facility, which was amended and restated in connection with our acquisition of SCA, partially offset by net payments of $68.0 million on our line of credit and payments on our term debt of $5.0 million. In addition, we received $198.2 million from our June 2020 issuance of common stock. These inflows were partially offset by $4.6 million to repurchase shares of our common stock as part of our stock-based compensation program and $3.0 million in installment payments related to the purchase of the Tuscany non-controlling interest. Refer to Note 9 - Commitments and Contingencies for additional details.
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
First Amended and Restated Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was amended and restated on March 11, 2020 and June 19, 2020 (as most recently amended and restated as the "First Amended and Restated Credit Facility"). The First Amended and Restated Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a term loan of $400.0 million. The term loan is subject to quarterly amortization payments.
The Company paid $7.6 million in debt issuance costs, of which $6.5 million were allocated to the term debt and $1.2 million were allocated to the line of credit. Additionally, the Company had $0.4 million of remaining unamortized debt issuance costs. The Company expensed $0.3 million of the remaining unamortized debt issuance costs, which are included in other expense, net on the condensed consolidated statements of income for the six months ended October 2, 2020 and the remaining $0.2 million were allocated to the line of credit. All loan fees allocated to the term debt will be amortized using the interest method and all loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the First Amended and Restated Credit Facility.
The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25% with a floor rate of 0.50%. At October 2, 2020, the one-month LIBOR and prime rates were 0.14% and 3.25%, respectively. At October 2, 2020, our weighted-average interest rate on outstanding borrowing was 1.87%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 2, 2020.
Hall County, Georgia Project - Phase 1
As previously announced on October 31, 2018, the Company is expanding its manufacturing and operations capacity and relocating the Company’s headquarters to Hall County, Georgia. The Company plans to invest approximately $55.9 million in capital expenditures and employ up to 800 personnel over the next five years, dependent on market and general economic conditions in Georgia. The first phase of the project was completed in August 2020 at a cost of approximately $47.3 million. The Company currently estimates that the second phase of the project will be completed in late 2021. The amount of any such capital expenditures is subject to change depending on the circumstances and the scope of the project.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Substantially all of our assets secure our revolving credit facility and term loan. The interest rates applicable to our revolving credit facility and term loans fluctuate with the Bank of America prime rate and LIBOR rates. There was no outstanding amount in borrowings under our revolving credit facility and $395.0 million outstanding on our term loans as of October 2, 2020. See Note 8 - Debt for additional information regarding our revolving credit facility and term loan.
During the third quarter of fiscal year 2020, we entered into an interest rate swap contract with a fixed notional amount of $200.0 million through maturity related to the borrowings outstanding under our term debt. Through the use of the interest rate swap, we fixed the basis on which we pay interest on approximately 50% of our variable rate debt. We use derivative instruments solely to reduce the financial impact of these risks and do not use derivative instruments for speculative purposes. Refer to Note 11 – Fair Value Measurements and Financial Instruments for further details of this instrument.
Aside from the above, there have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2020, as filed with the SEC on March 3, 2020.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2020. Based on the evaluation of our disclosure controls and procedures as of October 2, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("'250 Patent"). The Company believes that the lawsuits are without merit and intends vigorously to defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the '027 Patent and separately the same for the '250 Patent. In April 2018, the PTAB issued opinions in the ‘027 Patent petition cases stating that the Company has not shown the claims of the ‘027 Patent to be obvious. Regarding the PTAB ‘027 opinions, the Company has filed an Appeal to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC found in favor of the Company and has vacated and remanded all of the PTAB findings with the exception of their finding that the ‘027 patent met the prima facia test for obviousness, which was affirmed. The CAFC has declined to rehear the case and has issued the final remand order sending the case back to the PTAB. SRAM filed ‘027 appeal cert before the Supreme Court of the United States, cert was denied and that case is before the PTAB on remand. The PTAB has issued an opinion in the ‘250 Patent case stating that the Company has not shown the claims of the ‘250 Patent to be obvious. The Company has appealed that PTAB opinion to the CAFC and the CAFC has affirmed the PTAB opinion.
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
A significant portion of our goods move through ports on the Western Coast of the United States. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the United States largely through ports on the West Coast. Dockworkers, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. While the West Coast ports labor agreement has been extended until July 2022, the 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations. Furthermore, the ongoing coronavirus pandemic has only increased uncertainty for global supply chains.

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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum, with only a handful of countries exempt from the increase. Since the beginning of the Trump Administration, the United States and China have imposed a variety of tariffs on most goods traded between the two countries, though a January 2020 trade deal has lessened the threat of further escalation. The United States has imposed tariffs on products from the European Union as a result of a dispute at the World Trade Organization. The European Union was recently authorized to impose similar tariffs on products from the United States. Plans by the United States to impose tariffs on global imports of automobiles and auto parts appear to be on hold for now. While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs as well as the operating performance of our customers, thus negatively affecting our sales, gross margin and operating performance. Additionally, there is a risk that the U.S. tariffs on imports could be met with additional retaliatory tariffs on U.S. produced exports and that the broader trade uncertainty could intensify. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.
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
As of October 2, 2020, we had $389.2 million of indebtedness and $235.0 million in revolving credit available to borrow under the First Amended and Credit Facility. Our ability to borrow under the First Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the First Amended and Restated Credit Facility.
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
Borrowings under our First Amended and Restated Credit Facility bear interest on a variable rate, which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the First Amended and Restated Credit Facility will increase our interest expense. Recent interest rates in the United States have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the interest rate swap entered into in August 2020, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 10- Derivatives and Hedging for additional information regarding the interest swap arrangement.
As of October 2, 2020, we had $395.0 million of indebtedness outstanding under the First Amended and Restated Credit Facility. Based on the $195.0 million of variable interest rate indebtedness that was outstanding as of October 2, 2020, after giving effect to our interest rate swap, a hypothetical 100 basis point increase in the interest rate would have resulted in an approximately $0.5 million increase in interest expense for the three months ended October 2, 2020. A hypothetical 100 basis point decrease in the interest rate would not impact interest expense given that the current borrowing rate reflects the floor rate of 0.5%.
We may incur losses on interest rate swap and hedging arrangement
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our August 2020 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline.
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
As of October 2, 2020, we employed approximately 2,930 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $113.41 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 41,711,588 of which shares were outstanding as of October 2, 2020. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended October 2, 2020:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
7/4 -8/7	9,603	$89.00	—
8/8 - 9/4	—	$—	—
9/5 - 10/2	226	$80.94	—
Total	9,829	$88.81	—

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1†	Employment Agreement, by and between Fox Factory Holding Corp. and Scott Humphrey, dated August 4, 2020.	8-K	001-36040	August 5, 2020

10.2†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory Holding Corp. and Michael C. Dennison, dated August 5, 2020.	8-K	001-36040	August 10, 2020

10.3†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2020.	8-K	001-36040	August 10, 2020

10.4†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Christopher J. Tutton, dated August 5, 2020.	8-K	001-36040	August 10, 2020

10.5†	Employment Agreement by and between Fox Factory, Inc. and Richard T. Winters, dated June 29, 2019.	8-K	001-36040	August 10, 2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
November 10, 2020		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)