Form 10-K
period 2021-01-01
FOX FACTORY HOLDING CORP
filed 2021-02-25
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2021
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on July 3, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,504,178,000. As of February 19, 2021, there were 41,802,254 shares of the registrant’s common stock outstanding.
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
•our ability to adapt our business model to mitigate the impact of certain changes in tax laws;
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
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Pivot, Santa Cruz Bicycles, Specialized, Scott, Trek, Yeti Cycles and YT in Specialty Sports and BRP, Ford, Honda, Jeep, Kawasaki, Polaris, Toyota, Triumph, Textron and Yamaha in Powered Vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
Industry
We participate in large global markets for bikes and powered vehicles used by recreational and professional users. Today, our products for bicycles are primarily for mountain bikes, road bikes, and e-bikes. Our products for powered vehicles are used primarily on Side-by-Sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications including military, motorcycles, and commercial trucks.
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
•continuing product cycle innovation, which we have observed often motivates consumers to upgrade and purchase new products for enhanced performance; and
•increasing sales opportunities for high-end bikes and powered vehicles in international markets.
As vehicles in our end-markets evolve and grow more capable, performance-defining products and systems have become, and we believe will continue to be, increasingly more important for improved performance and control. Additionally, we believe there are opportunities to continue to leverage our technical know-how of suspension products to provide solutions beyond our current applications and end-markets.
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
 Over the past several years, we have developed multiple new products, such as:
•PODIUM Internal Bypass, introduced into the utility task vehicle ("UTV") market, which through its internal bypass technology, allows the vehicle to be plush on small bumps and deliver excellent chassis control while providing progressive bottoming resistance with each increment of travel used;

•X2 technology used in our 2.5 PODIUM shocks for UTVs that feature high- and low-speed rebound adjustment, high- and low-speed compression adjustment, and a dual-rate spring for the rear shocks to allow drivers to tune for many different terrain types and driving styles;
•Aluminum bodied derivatives of Internal Bypass and X2 that allow for up to 10 pounds of weight loss per vehicle and improve corrosion resistance;
•A new hydraulic top out system, released on Jeep and Ford, that is instrumental in controlling the high corner weights of trucks during off road maneuvers;
•The first original equipment ("OE") capable hydraulic bump stop, currently used on the new Jeep Mojave, which allows for bottoming resistance never before available from the factory;
•Our new motorcycle fork cartridge uses bicycle damper technology and allows us to sell both front and rear suspension solutions to the motorcycle aftermarket;
•Our new iQS modal electronic suspension control system, current in use on UTVs, Snowmobiles, and Trucks, allows for easy aftermarket fitment and cheaper OE fitments;
•Our ultra-light weight coil and air snowmobile shock platforms offer the same dominant FOX performance features at a new class leading weight;
•LIVE Valve, our proprietary semi-active, electronic suspension that processes data from multiple vehicle sensors to adjust the suspension virtually instantaneously to the demands of changing terrain. This technology is currently in use UTVs, Trucks, and mountain bikes;
•Our new main piston LIVE technology has a low hysteresis design that speeds response time and allows for position sensitive algorithms;
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
•Race Face Next R36 Carbon Wheels featuring a 36mm wide carbon rim for increase tire volume and traction, a single spoke length throughout and an offset rim design for improved spoke balance and strength; and
•Easton EC90 SL Crankset, a versatile road bike crankset that allows quick conversion between 1x and 2x road and gravel chainring configurations.
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
Leverage technology and brand to expand into new categories and end-markets
We believe innovation is the foundation of our company. As we continue to leverage latest technology to develop a diverse portfolio of performance-defining products, our new Powered Vehicle Group facility extends our ability to not only scale to newer levels but also do it efficiently. We have great relations with our OEM and Aftermarket partners and given our key distinct strengths, we believe we have and will continue to win more applications. Leveraging our technology and scale, we have successfully expanded into commercial/RV and street car applications with a lot of room to penetrate and plan to grow those channels with more pioneering product applications. Additionally, to grow our end user base, we are now looking at ways to explore international opportunities with some of our applications.
Opportunistically expand our business platform through acquisitions
Over the past several years, we have completed acquisitions that we believe enhance our business and strategically expand our product offerings. In 2014, we acquired the business of Sport Truck, a full-service distributor of aftermarket suspension solutions. Sport Truck designs, markets, and distributes lift kit solutions primarily through its brands, BDS Suspension and Zone Offroad Products. In 2014, we acquired the businesses of Race Face/Easton. Known for its unique carbon technology, Race Face/Easton designs, manufactures, and distributes performance bike wheels and other performance cycling components including cranks, bars, stems, and seat posts, globally to OEMs and the aftermarket. In 2015, we continued to expand our opportunities through the acquisition of certain assets of Marzocchi’s bike product lines. In November 2017, through our subsidiary FF U.S. Holding Corp. d/b/a Tuscany Motor Company ("Tuscany") we acquired the majority interest in the business of Flagship, Inc., a designer, manufacturer and distributor of premium aftermarket powered vehicle performance packages and personal-use specialty vehicles based on OEM vehicle chassis. We purchased the remaining interest in July 2020. In May 2019, we acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech, a manufacturer of suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods. In March 2020, we acquired substantially all the issued and outstanding capital stock of SCA Performing Holdings, Inc. ("SCA"), a leading OEM authorized specialty vehicle manufacturer for light duty trucks and sport utility vehicles. The Company expects this acquisition to expand its North American geographic manufacturing footprint and broaden its product offerings in the automotive industry.
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
Accelerate international growth
While a significant percentage of our current sales are to OEMs and dealers and distributors located outside the U.S., we believe international expansion represents a significant opportunity for us and we have, and intend to continue to, selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium, performance bikes and powered vehicles should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the X Games, is contributing to the growth of international participation in activities in which our products are used. We intend to leverage the recognition of our brands to capitalize on these trends by globally increasing our sales to both OEMs and dealers and distributors, particularly in markets where we perceive significant opportunities.
Improve operating and supply chain efficiencies
During 2017, we completed the process of moving all bike suspension component manufacturing to our facility in Taichung, Taiwan. In connection with this move, we are using, and expect to continue to use, suppliers that are located closer to our Taichung, Taiwan facility for a number of materials and components. This transition has shortened production lead times to our bike OEM customers, improved supply chain efficiencies, and reduced manufacturing costs. With the transition of all of our bike suspension component manufacturing to Taichung, Taiwan, we converted the Watsonville, California manufacturing facility to exclusively manufacture powered vehicle suspension products. In 2019, we completed the process of relocating our Specialty Sports Group’s U.S. aftermarket bike products distribution, sales, and service operations to Sparks, Nevada.
In 2020, we substantially completed the first phase of construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase will be used for manufacturing, warehousing, distribution and office space.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. As we have diversified our product offerings and our product launch cycles, seasonal fluctuations are becoming less material.
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
Within the market for off-road and specialty vehicle suspension components, we compete with ThyssenKrupp Bilstein Suspension GmbH (commonly known as Bilstein), and King Shock Technology, Inc. (commonly known as King Shocks), Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension, and Rancho (Tenneco). In the market for suspension systems, or lift kits, we compete with TransAmerican Wholesale/Pro Comp USA, Rough Country Suspension Systems, TeraFlex, Falcon, ReadyLIFT Suspension, Tuff Country EZ-Ride Suspension, and Rusty’s Off-Road. In the market for up-fitted vehicles, we compete with Roush Performance and DSI Custom Vehicles.
Specialty Sports
Within the market for bike suspension components, we compete with several companies that manufacture front and rear suspension products, including RockShox (a subsidiary of SRAM Corp.), X-Fusion Shox (a wholly owned subsidiary of A-Pro), Manitou (a subsidiary of HB Performance Systems), SR Suntour, DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Cane Creek Cycling, DVO Suspension, Bos-Mountain Bike Suspensions, and Öhlins Racing AB. In the market for other bike components, we compete with SRAM, Truvativ and Zipp (all subsidiaries of SRAM Corp.), DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Mavic (a subsidiary of Bourrelier), and Shimano.
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
Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX, BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, and SCA brands for Side-by-Sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. In each of the years ended January 1, 2021, January 3, 2020 and December 28, 2018, approximately 59%, 60% and 54%, respectively, of our sales were attributable to sales of powered vehicles related products.
Products for these vehicles are designed for use on roads, for trail riding, in racing, and to help provide performance and comfort. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our aftermarket truck suspension component products in the powered vehicles category range from two-inch aluminum bolt-on shocks to our patented position sensitive internal bypass shocks. We also offer lift kits and components with our shock products and aftermarket accessory packages for use in trucks. We up-fit trucks to be off-road capable, on-road vehicles with components and products such as lift kits, shock products, superchargers, interior accessories, wheel, tires, lighting, and body enhancements. Our acquisition of SCA in March 2020 has increased the portion of our sales related to upfitting. In addition, we manufacture suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods.
Specialty Sports
Our bike product offerings are used on a wide range of performance mountain bikes and road bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. Given this wide range of bike products and brands, as well as the potential to expand our offerings to include other types of performance-defining products, we changed the name of the group from Bike Division to Specialty Sports Group. In each of the years ended January 1, 2021, January 3, 2020 and December 28, 2018, approximately 41%, 40% and 46%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike suspension products are sold in five series and under the Marzocchi brand: (i) our Marzocchi BOMBER series, designed for a rider who values ease of use over adjustability; (ii) our FOX Rhythm series, designed to provide FOX performance at the entry price point of the high-end mountain bikes segment; (iii) our FOX Performance series, designed for demanding enthusiasts; (iv) our FOX Performance Elite series, designed for experienced and expert riders; and (v) our FOX Factory series, designed for maximum performance at a professional level.
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
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance-testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Research and development expenses totaled approximately $34.3 million, $31.8 million and $25.8 million in fiscal years 2020, 2019 and 2018, respectively.
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
Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to approximately 150 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2020, 55% of our sales resulted from sales to OEM customers and 45% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 36%, 44% and 43% of our sales in 2020, 2019 and 2018. In 2020, no single customer represented 10% or more of our sales. Our sales to Ford, a powered vehicles OEM, accounted for approximately 11% and 8% in 2019 and 2018, respectively.
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

Our North American sales totaled $593.3 million, $502.3 million, and $388.7 million, or 67%, 67% and 63%, of our total sales in 2020, 2019 and 2018, respectively. Our international sales totaled $297.3 million, $248.8 million and $230.5 million or 33%, 33% and 37% of our total sales in 2020, 2019 and 2018, respectively. Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the U.S. Additional information about our product revenues and certain geographical information is available in Note 2 - Revenues of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Additional information regarding our sales, income, and total assets is available in Item 6. "Selected Financial Information."
Powered Vehicles
We sell our powered vehicle-suspension products to OEMs, including BRP, Ford, Honda, Jeep, Kawasaki, Polaris, Toyota, Triumph, Textron and Yamaha. We also are continually nurturing and developing relationships with our existing and new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to dealers and distributors, both domestically and internationally. Our dealers sell directly to consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers.
Specialty Sports
We sell our bike suspension and components products to a broad network of domestic and international bike OEMs, including Giant, Pivot, Santa Cruz Bicycles, Specialized, Scott, Trek, Yeti Cycles and YT. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
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
In 2020, we substantially completed the first phase of construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase will be used for manufacturing, warehousing, distribution and office space.
We had approximately $128.5 million and $65.1 million in firm backlog orders at January 1, 2021 and January 3, 2020, respectively. The increase in 2020 backlog, as compared to 2019, was due to growth in sales, growing market share, and shortage of non FOX components at the OEMs, affecting the application of FOX components.
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
We also have OEM partners that supply vehicle chassis used in our upfitting operations. Our operations could be negatively impacted if we are not able to receive vehicle chassis according to our production needs, or if an OEM decides to discontinue supplying chassis for other reasons.
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
Human Capital Resources
Employee Overview
As of January 1, 2021, we had approximately 3,000 full-time employees in the U.S., Canada, Europe and Taiwan. Our employees are primarily located in the U.S. We also use part-time and temporary employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Health and Safety
Employee health and safety in the workplace is one of our top priorities. In response to the COVID-19 pandemic, we have been working to keep our employees safe and healthy from this outbreak. Using guidance from the Centers for Disease Control ("CDC") and the World Health Organization ("WHO"), we have taken a number of measures to keep employees safe. Employees are offered paid sick leave or paid time off to cover sickness and absences. We will continue to make our employees a priority.
Inclusion, Diversity and Engagement
At FOX, we believe that our people are our greatest asset. Therefore, we are committed to building and maintaining an inclusive workplace in which all employees feel they belong, are empowered to be their best, and inspired to deliver maximum performance. Our employees have diverse skills, experiences and unique perspectives that collectively contribute to greater opportunities for engagement, innovation and business growth. Our commitment to Inclusion, Diversity, and Engagement aligns with our values of Leadership, Trust, Service, Agility, Ingenuity, and Collaboration and is a critical component of being a purpose-led organization. The Inclusion, Diversity, and Engagement strategy is sponsored by the entire Executive Leadership Team and is centered on the following objectives:
•build a globally diverse, high-performing workforce that mirrors the populations around us;
•foster an inclusive workplace culture where all feel like they are heard, welcomed, valued, and empowered; and
•engage our people in making an impact in the marketplace where we live, work, and play.

Employee Benefits
Our employee benefits are designed to attract and retain our employees and include medical, health and dental insurance, short-term and long-term disability insurance, accidental death and disability insurance, voluntary supplemental coverages, discount programs, and our 401(k) Plan. As part of the 401(k) Plan, FOX matches 50 percent of the first 6 percent of compensation contributed by the employee into the 401(k) Plan.
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
Government regulation
Environmental
Our manufacturing operations, facilities and properties in the U.S., Europe, Canada, and Taiwan are subject to evolving foreign, international, federal, state and local environmental and occupational health and safety laws and regulations, including those governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous substances. If we fail to comply with such laws and regulations, we could be subject to significant fines, penalties, costs, liabilities or restrictions on operations, which could negatively affect our financial condition.
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
Consumer safety
We are subject to the jurisdiction of the U.S. Consumer Product Safety Commission ("CPSC"), and other federal, state and foreign regulatory bodies including the National Highway Traffic Safety Administration ("NHTSA"), which enforces the Federal Motor Vehicle Safety standards. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. During the past three years, we initiated two voluntary product recalls. For additional information, see Item 1A."Risk Factors" below.
Government contracts
No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Financial information about segments and geographic areas
We operate in one reportable segment: manufacturing, sale and service of performance-defining products. Additional information about our product segment and certain geographic information is available in Note 2 - Revenues and Note 5 - Property, Plant and Equipment, net of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.

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
Summary of Risk Factors
The risks described below include, but are not limited to, the following:
•our business, financial condition and results of operations have been and may continue to be adversely impacted by global public health epidemics or pandemics, including the current COVID-19 pandemic;
•failure to effectively compete against competitors, enhance existing products and develop, manufacture and market new products that respond to consumer needs and preferences and achieve market acceptance may harm our business and financial results;
•our performance-defining products, and the vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy;
•our growth in the powered vehicle category is dependent upon our continued ability to expand product sales into powered vehicles that require performance-defining products and the continued expansion of the market for these powered vehicles;
•a significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations;
•changes in our customer, channel and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate;
•a disruption in the operations of our facilities, or delays in our planned expansion of certain facilities, could have a negative effect on our business, financial condition or results of operations;
•work stoppages or other disruptions at seaports could adversely affect our operating results;
•our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team;
•we may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition or results of operations;
•the loss of the support of professional athletes for our products, the inability to attract new professional athletes or disruption in relationships with dealers and distributors may harm our business;
•our business is dependent largely on the orders we receive from our OEM customers and from their success. The loss of all or a substantial portion of our sales to any of these customers could have a material adverse impact on us and our results of operations;
•our international operations are exposed to risks associated with conducting business globally, including currency exchange rate fluctuations and policies related to global trade and tariffs;
•we have been and may become subject to intellectual property disputes that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products;
•if we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected;
•if we inaccurately forecast demand for our products, we may manufacture insufficient or excess quantities or our manufacturing costs could increase, which could adversely affect our business;
•product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future, could have, a material adverse impact on our business;
•an adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition;
•our credit facility places operating restrictions on us and creates default risks, and the variable rate makes us more vulnerable to increases in interest rates;
•we will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt and we may incur losses on interest rate swap and hedging arrangements;
•changes in tax laws and regulations or other factors could cause our income tax obligations to increase, potentially reducing our net income and adversely affecting our cash flows;

•we are subject to certain risks in our manufacturing and in the testing of our products and unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards by multiple jurisdictions could adversely affect our business;
•we are subject to extensive U.S. federal and state, foreign and international safety, environmental, employment practices and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with such regulation, which could have a negative effect on our business and results of operations;
•increasing focus on environmental, social and governance responsibility, including climate change, may impose additional costs on us and expose us to new risks;
•we are subject to employment practice laws and regulations, and, as such, are exposed to litigation risks and we may incur higher employee costs in the future;
•federal, state, local, foreign and international laws and regulations relating to environmental matters, land-use, and noise and air pollution may have a negative impact on our future sales and results of operations;
•fuel shortages, or high prices for fuel, could have a negative effect on the use of powered vehicles that use our products;
•we do not control our suppliers, OEMs, other customers or partners, or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales;
•we depend on a limited number of suppliers for our materials and component parts for some of our products, including bike components, and the loss of any of these suppliers or an increase in cost of raw materials, particularly with respect to bike component could harm our business;
•regulations related to conflict minerals may force us to continue to incur additional expenses and otherwise adversely impact our business;
•we rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, if we experience an interruption in our operations, or if we are impacted by cybersecurity attacks our business could suffer;
•our vendors’ and commercial partners’ information technology systems may fail or suffer security breaches, which could result in a material disruption of our operations;
•we retain certain personal information about individuals and are subject to various privacy and consumer protection laws;
•our vendors and any potential commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements;
•we have grown and may continue to grow in the future through acquisitions and we may not be able to effectively integrate businesses we acquire or to identify or consummate any future acquisitions on favorable terms, or at all;
•our operating results are subject to quarterly variations in our sales, which could make our operating results difficult to predict and could adversely affect the price of our common stock;
•failure of our internal control over financial reporting could adversely affect our business and financial results;
•the trading price of our common stock may be volatile, and you might not be able to sell your shares at or above the price you pay for the shares;
•future issuances and sales of our shares, or the perception that such sales may occur, could cause our stock price to decline;
•if securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline;
•anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our Company;
•our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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
These government-mandated closures, “shelter-in-place” directives, and an outbreak among, or quarantine of, the employees in any of our facilities, have caused and could continue cause significant interruptions to, or temporary closures of our operations. These impacts include, but are not limited to:
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
•significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, dealers, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results; and
•increased difficulty in determining the fair value of the Company’s goodwill and other assets for accounting purposes given the level of judgment and estimation that is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic, which could result in estimates and assumptions made in valuing goodwill and other Company assets proving to be inaccurate in the future.
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
Product development requires significant financial, technological and other resources. While we expended approximately $34.3 million, $31.8 million and $25.8 million for our research and development efforts in 2020, 2019 and 2018, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the U.S. and countries in Europe. These areas have historically experienced recessions, disruptions in banking and/or financial systems, economic weakness and uncertainty. In addition, our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
OEMs dealers and distributors select our products in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance our brand image, we will need to maintain our position in the performance-defining products industry, continue to provide high-quality products and services, and preserve our reputation. The rising popularity of social media and other consumer-oriented technologies creates new risks and challenges that could cause damage to our brands and reputation. Social media platforms make it easy for anyone to provide public feedback that can influence perceptions of our brands, and social media platforms can also accelerate and potentially amplify the scope of negative publicity.
There can be no assurance that we will be able to maintain or enhance the strength of our brands in the future. Our brands could be adversely impacted by, among other things:
•failure to develop new products that are innovative, performance-oriented, and reliable;
•internal product quality control issues;
•product quality issues on the bikes and powered vehicles on which our products are installed;
•product recalls;
•high profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);
•negative publicity regarding our brand or our sponsored athletes, which could be amplified on social media;
•high profile injury or death to one of our sponsored athletes;
•inconsistent uses of our brand and our other intellectual property assets, as well as failure to protect our intellectual property; and
•changes in consumer trends and perceptions.
•lack of investment in sponsorships, marketing and public relations.
Any adverse impact on our brand could in turn negatively affect our business, financial condition or results of operations.

Our growth in the powered vehicle category is dependent upon our continued ability to expand our product sales into powered vehicles that require performance-defining products and the continued expansion of the market for these powered vehicles.
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are up-fitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA Performance and Tuscany, a growing portion of our sales are expected to be generated from providing up-fitting solutions. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2020, approximately 41% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
Changes in our customer, channel and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate.
We may experience changes in our customer, channel and product mix from time to time as a result of changes in demands from existing customers due to shifts in their products and markets. Additionally, the Company may pursue new customers and markets. Such changes in customers, channel and product mix could place demands that are more rigorous on our infrastructure and supply chain and could result in changes to our profitability and profitability percentages. If customers begin to require more lower-margin products from us and fewer higher-margin products, or place demands on our performance that increase our costs, our business, results of operations and financial condition may suffer.
A disruption in the operations of our facilities, or delays in our planned expansion of certain facilities, could have a negative effect on our business, financial condition or results of operations.
During 2017, we completed the process of moving all of the manufacturing of our bike suspension component products to our facility in Taichung, Taiwan. In connection with this move, we are utilizing, and expect to continue to use, suppliers who are located closer to our facility in Taichung, Taiwan for a number of materials and components. With the transition of our entire bike suspension component manufacturing to Taichung, Taiwan, we converted the Watsonville manufacturing facility to be a powered vehicle suspension products manufacturing facility exclusively.
In 2020, we substantially completed the first phase of construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase will be used for manufacturing, warehousing, distribution and office space. In the future, we may move additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and expect to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Significant construction delays or other unforeseen difficulties in our Georgia expansion project and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.

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
A significant portion of our goods move through ports on the Western Coast of the U.S. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Dockworkers, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. While the West Coast ports labor agreement has been extended until July 2022, the 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations. Furthermore, the ongoing coronavirus pandemic has only increased uncertainty for global supply chains.
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
We grew our sales from approximately $751.0 million in 2019 to approximately $890.6 million in 2020. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative performance-defining products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.

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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 23%, 32%, and 32% of our sales in fiscal years 2020, 2019 and 2018. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, the loss of market share by these customers, manufacturing or other problems, including disruptions related to COVID-19, could have a material impact on our business, financial condition or results of operations.

Currency exchange rate fluctuations could impact gross margins and expenses.
Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. We sell our products inside and outside of the U.S. primarily in U.S. Dollars and New Taiwan Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations.
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
As a result of our international presence, we are exposed to increased risks inherent in conducting business outside of the U.S. In addition to foreign currency risks, these risks include:
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
•increased difficulty in controlling and monitoring foreign operations from the U.S., including increased difficulty in identifying and recruiting qualified personnel for our foreign operations; and
•increased difficulty in staffing and managing foreign operations or international sales.
An adverse change in any of these conditions could have a negative effect upon our business, financial condition or results of operations.

U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum, with only a handful of countries exempt from the increase. Throughout the Trump Administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. The U.S. and the European Union also imposed tariffs on each other's products stemming from a dispute at the World Trade Organization related to aircraft. The Biden Administration is reviewing all of these tariffs, and it could decide to reduce, expand, or otherwise modify these actions, although a timeline for doing so has not been announced.
While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs as well as the operating performance of our customers, thus negatively affecting our sales, gross margin and operating performance. Additionally, there is a risk that continued U.S. tariffs on imports could be met with additional retaliatory tariffs on U.S. produced exports and that the broader trade uncertainty could intensify. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the U.S. Patent and Trademark Office and a number of foreign countries, including the marks FOX®, FOX RACING SHOX®, RACE FACE® and REDEFINE YOUR LIMITS®, to be used with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. However, we may not be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products that imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
We plan our manufacturing capacity based upon the forecasted demand for our products. In the OEM channel, our forecasts are based in large part on the number of our product specifications for new bikes and powered vehicles and on projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. If we incorrectly forecast demand, we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs, additional overtime, and costs associated with excess inventory, all of which in turn adversely impact our cost of sales and our gross margin. Economic weakness and uncertainty in the U.S., Europe and other countries may make accurate forecasting particularly challenging.
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
As of January 1, 2021, we had $395.0 million of indebtedness, excluding loan fees, and $235.0 million in revolving credit available to borrow under the First Amended and Restated Credit Facility. Our ability to borrow under the First Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the First Amended and Restated Credit Facility.
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
Recent interest rates in the U.S. have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the interest rate swap entered into in August 2020, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 10 - Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of January 1, 2021, we had $395.0 million of indebtedness outstanding under the First Amended and Restated Credit Facility. Based on the $195.0 million of variable interest rate indebtedness that was outstanding as of January 1, 2021, after giving effect to our interest rate swap, a hypothetical 100 basis point increase in the interest rate would have resulted in an approximately $2.0 million increase in interest expense for the year ended January 1, 2021. A hypothetical 100 basis point decrease in the interest rate would not impact interest expense given that the current borrowing rate reflects the floor rate of 0.5%.
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
As of January 1, 2021, we employed approximately 3,000 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.

We are subject to extensive U.S. federal and state, foreign and international safety, environmental, employment practices and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with such regulation, which could have a negative effect on our business and results of operations.
We are subject to extensive laws and regulations relating to safety, environmental, and other laws and regulations promulgated by the U.S. federal and state governments, as well as foreign and international regulatory authorities. Although we believe that our products, policies and processes comply with applicable safety, environmental, and other standards and related regulations, future regulations may require additional safety standards that would require additional expenses and/or modification of product offerings in order to maintain such compliance. Failure to comply with applicable regulations could result in fines, increased expenses to modify our products and harm to our reputation, all of which could have an adverse effect on our business, financial condition or results of operations.
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
The products in our powered vehicles line are used in vehicles that are subject to numerous federal, state, local, foreign and international laws and regulations relating to noise and air pollution. Powered vehicles, and even bikes, have become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and Side-by-Side riding is not allowed in Zion National Park, among many other national and state parks. In addition, recreational snowmobiling has been restricted in some national parks and federal lands in Canada, the U.S. and other countries. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease and our business, financial condition or results of operations could suffer.
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
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those that are "single-source" suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input or an equivalent substitute. We do not maintain long-term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. Our business, financial condition or results of operations could be materially and adversely impacted if we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the U.S. or in Taiwan.
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
We also have OEM partners that supply vehicle chassis used in our upfitting operations. An OEM may encounter difficulties and may be unable to deliver chassis according to our production needs, or an OEM may choose to discontinue supplying chassis for other reasons. Any interruption or discontinuation in the availability of chassis may result in increased production costs, delays in the delivery of our products, and lost sales, which could have an adverse effect on our business and financial condition.

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
We maintain a self-insured healthcare plan for our employees based in the U.S. We have insurance coverage in place for individual claims above a specified amount in any year. Inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Continued increases in our employee costs could adversely affect our earnings, financial condition and liquidity.
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
We collect personal information for various purposes and through various methods, including from third parties and directly from consumers through our website, at events and sales, and via telephone and email. Certain individuals may object to the processing of this data, request the deletion of this data, or opt out of the sharing of this data, any of which may negatively impact our ability to provide effective customer service or otherwise impact our operations. Collection and use of personal information in conducting our business may be subject to federal and/or state laws and regulations in the U.S. and foreign jurisdictions including, in particular, various jurisdictions in Europe, and such laws and regulations may restrict our processing of such personal information and may hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection, and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
Our vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
Our vendors and any potential commercial partners expose us to the risk of fraud or other misconduct. Misconduct by these parties could include intentional, reckless, and/or negligent conduct or disclosure of unauthorized activities to us that violate federal and/or state data privacy, security, and consumer protection laws and regulations in the U.S. and abroad. Such misconduct could result in regulatory sanctions and cause serious harm to our reputation.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $143.29 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
The issuance of additional shares of our common stock, such as the secondary offering of 2.8 million shares of common stock that we completed in June 2020, could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock.
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 41,802,254 of which shares were outstanding as of January 1, 2021. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At January 1, 2021, we occupied the following square footage by location:

	U.S.	Other Countries	Total
Leased facilities	727,691	236,985	964,676
Owned facilities	928,119	44,347	972,466
Total	1,655,810	281,332	1,937,142

Certain administrative, research and development and manufacturing operations are located in California. We also manufacture in the U.S. States of Georgia, Michigan, Indiana, and Alabama, and internationally in Taiwan and Canada, and maintain sales and service offices in the U.S. and Europe.
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

	High	Low
Year Ending January 3, 2020
Quarter ended March 29, 2019	$71.70	$54.21
Quarter ended June 28, 2019	83.74	65.07
Quarter ended September 27, 2019	86.91	59.63
Quarter ended January 3, 2020	71.07	59.01
Year Ending January 1, 2021
Quarter ended April 3, 2020	$79.19	$34.58
Quarter ended July 3, 2020	91.84	37.40
Quarter ended October 2, 2020	113.41	69.95
Quarter ended January 1, 2021	108.89	78.20
On February 19, 2021, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $137.88 per share.
Stockholders
As of January 31, 2021, there were approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended January 1, 2021 and January 3, 2020. In addition, our Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Former Second Amended and Restated Credit Facility and First Amended and Restated Credit Facility" for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant. We do not intend to pay dividends in the foreseeable future.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through January 1, 2021 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite") and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the quarter ended January 1, 2021:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share
10/3 - 11/6	1,736	$84.08
11/7 - 12/4	434	90.30
12/5 - 1/1	—	—
Total	2,170	$85.32

(1) Includes shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, and the consolidated balance sheet data as of January 1, 2021 and January 3, 2020 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of income data for the years ended December 29, 2017 and December 30, 2016 as well as the consolidated balance sheet data as of December 28, 2018, December 29, 2017 and December 30, 2016, are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Income Data:

		For the fiscal years ended
(in thousands, except per share data)
	(1)	2020	2019	2018	2017	2016
Sales		$890,554	$751,020	$619,225	$475,633	$403,077
Cost of sales (2)		601,007	508,285	413,729	321,143	276,689
Gross profit		289,547	242,735	205,496	154,490	126,388
Operating expenses:
Sales and marketing (2)		52,214	42,794	37,296	27,905	25,796
Research and development (2)		34,292	31,789	25,847	20,178	18,459
General and administrative (2)		71,309	48,999	41,756	34,933	27,693
Amortization of purchased intangibles		17,583	6,344	6,065	2,986	2,988
Fair value adjustment of contingent consideration and acquisition-related compensation		—	—	—	1,447	5,911
Total operating expenses		175,398	129,926	110,964	87,449	80,847
Income from operations		114,149	112,809	94,532	67,041	45,541
Interest and other expense, net:
Interest expense		9,294	3,173	3,059	2,396	2,088
Other expense, net		325	1,067	583	360	363
Total interest and other expense, net		9,619	4,240	3,642	2,756	2,451
Income before income taxes		104,530	108,569	90,890	64,285	43,090
Provision for income taxes		12,784	14,099	5,523	21,102	7,415
Net income		91,746	94,470	85,367	43,183	35,675
Less: net income attributable to non-controlling interest		1,072	1,437	1,327	55	—
Net income attributable to FOX stockholders		$90,674	$93,033	$84,040	$43,128	$35,675
Earnings per share:
Basic		$2.25	$2.43	$2.22	$1.15	$0.97
Diluted		$2.22	$2.38	$2.16	$1.11	$0.94
Weighted average shares used to compute earnings per share:
Basic		40,229	38,333	37,805	37,373	36,799
Diluted		40,801	39,155	38,956	38,738	37,801

(1) The Company operates on a 52 to 53 week fiscal calendar. The 2019 fiscal year, which ended on January 3, 2020, had 53 weeks and the 2020, 2018, 2017, and 2016 fiscal years, which ended on January 1, 2021, December 28, 2018, December 29, 2017, and December 30, 2016, each had 52 weeks, respectively.

(2) Includes stock-based compensation as follows:

	For the fiscal years ended
(in thousands)	2020	2019	2018	2017	2016
Cost of sales	$625	$802	$482	$429	$139
Sales and marketing	635	506	556	587	598
Research and development	788	721	640	442	357
General and administrative	6,570	4,835	5,644	7,269	5,129
Total	$8,618	$6,864	$7,322	$8,727	$6,223

Consolidated Balance Sheet Data:

	For the fiscal years ended
(in thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents (1)	$245,764	$43,736	$27,958	$35,947	$35,280
Inventory	127,091	128,505	107,140	84,841	71,243
Working capital (1) (2)	416,580	190,000	135,162	116,702	95,876
Property, plant and equipment, net	163,288	108,379	64,788	43,636	32,262
Total assets	1,286,561	609,316	485,254	428,286	335,600
Total debt, including current portion (3)	389,588	68,000	59,426	98,643	66,683
Total stockholders’ equity (1)	$719,171	$422,200	$321,205	$234,835	$184,937

(1) In 2020, we closed a secondary offering selling 2.8 million shares of common stock for net cash proceeds of $198.2 million. This offering was made pursuant to our registration statement on Form S-3.

(2) Our working capital is calculated as current assets less current liabilities. Accordingly, cash and cash equivalents are included.
(3) In 2016, we entered into the Second Amended and Restated Credit Facility, with a refinanced term loan principal balance of $75.0 million. We paid off the Second Amended and Restated Credit Facility in June 2019 upon entering into a new Credit Facility with Bank of America, N.A. ("Bank of America"). In 2020, relating to our acquisition of SCA, we entered into the First Amended and Restated Credit Facility, borrowing $400.0 million under a secured term loan.

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
Overview
We are a designer, manufacturer and marketer of performance-defining component products used primarily on bikes, side-by-side vehicles, or Side-by-Sides, on-road and off-road vehicles and trucks, all-terrain vehicles or ATVs, snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of parts represented less than 1% of our sales in each of the years ended January 1, 2021, January 3, 2020 and December 28, 2018.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of performance-defining products. Our products fall into the following two categories:
•powered vehicles, including Side-by-Sides, certain on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications including military, motorcycles, and commercial trucks;
•specialty sports products, which consist primarily of bike suspension and component products.
In each of the years ended January 1, 2021, January 3, 2020 and December 28, 2018, approximately 59%, 60% and 54%, respectively, of our sales were attributable to sales of products for powered vehicles and approximately 41%, 40% and 46%, respectively, of our sales were attributable to sales of specialty sports products.
Our North American sales totaled $593.3 million, $502.3 million and $388.7 million, or 67%, 67% and 63% of our total sales in fiscal years 2020, 2019 and 2018, respectively. Our international sales totaled $297.3 million, $248.8 million and $230.5 million, or 33%, 33% and 37% of our total sales in fiscal years 2020, 2019 and 2018, respectively. Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the U.S. We estimate, based on our internal projections, that approximately one-third of the end users of our bike products are located outside the U.S.
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
We have substantially completed the construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase of the Hall County, Georgia project was completed late in the second quarter of 2020 and will be used for manufacturing, warehousing, distribution and office space.
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
Composition of sales
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
Our sales and marketing expenses include costs related to our sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include race support and sponsorships of events and athletes, advertising and promotions related to trade shows, travel and entertainment, commissions paid to outside sales representatives, promotional materials and products and our sales office costs.
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
Our general and administrative expenses include costs related to our executive, finance, legal, information technology, business development, human resources and administrative personnel, including wages, employee benefits and related stock-based compensation expenses. We record professional and contract service expenses, occupancy related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses.
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended January 1, 2021, January 3, 2020 and December 28, 2018.
Income from operations
We define income from operations as gross profit less our operating expenses. We use income from operations as an indicator of the profitability of our business and our ability to manage costs.
Interest and other expense, net
Interest expense consists of interest charged to us under our credit facility.
Other expense, net, consists of foreign currency transaction gains and losses, gains and losses on the disposal of fixed assets, and other miscellaneous items.
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
For the years ended January 1, 2021, January 3, 2020 and December 28, 2018, we had effective tax rates of 12.2%, 13.0% and 6.1%, respectively.
We have concluded our international restructuring in response to the Tax Cuts Jobs Act (the "TCJA"), and expect that certain other operational changes will be carried out over a number of years. The TCJA significantly changed how the U.S. taxes corporations. As a result of the enactment of the TCJA in December 2017, our unremitted earnings became subject to a transition tax, which we paid with existing foreign tax credits. We therefore no longer consider our unremitted earnings to be permanently reinvested.
As of January 1, 2021, our deferred tax assets included foreign tax credits of approximately $41.2 million, which begin to expire in 2025 unless utilized.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of January 1, 2021, we recorded a valuation allowance of $7.2 million, as we anticipate that the TCJA will partially limit our ability to utilize our foreign tax credits. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next 12 months as we assess the progress and outcome of our plans to alter the generation and utilization of foreign tax credits.

We also have federal and state research credit carryforwards of approximately $1.3 million and $2.3 million, respectively. The federal research credits will begin to expire in 2036 unless utilized; the state research credits do not expire.
Stock-based compensation gives rise to deferred tax assets to the extent of the compensation expense recognized on non-qualified stock options that have not been exercised or expired and restricted stock awards that have not vested. As of January 1, 2021, our deferred tax assets included $1.2 million associated with stock-based compensation expense. The difference between the deferred tax asset and the actual tax deduction for stock-based compensation is recorded as a component of our income tax expense. Our effective tax rate will vary based on such differences.
We are subject to examination of our income tax returns by the U.S. Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax liabilities and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our effective tax rate.
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
Results of operations
The table below summarizes our results of operations for the fiscal years ended January 1, 2021, January 3, 2020, and December 28, 2018:

	For the fiscal years ended
	January 1	January 3	December 28
(in thousands)	2021	2020	2018
Sales	$890,554	$751,020	$619,225
Cost of sales	601,007	508,285	413,729
Gross profit	289,547	242,735	205,496
Operating expenses:
Sales and marketing	52,214	42,794	37,296
Research and development	34,292	31,789	25,847
General and administrative	71,309	48,999	41,756
Amortization of purchased intangibles	17,583	6,344	6,065
Total operating expenses	175,398	129,926	110,964
Income from operations	114,149	112,809	94,532
Interest and other expense, net:
Interest expense	9,294	3,173	3,059
Other expense	325	1,067	583
Total interest and other expense, net	9,619	4,240	3,642
Income before income taxes	104,530	108,569	90,890
Provision for income taxes	12,784	14,099	5,523
Net income	91,746	94,470	85,367
Less: net income attributable to non-controlling interest	1,072	1,437	1,327
Net income attributable to FOX stockholders	$90,674	$93,033	$84,040

The following table sets forth statement of income data as a percentage of sales for the years indicated:

	For the fiscal years ended
	January 1	January 3	December 28
	2021	2020	2018
Sales	100.0%	100.0%	100.0%
Cost of sales	67.5	67.7	66.8
Gross profit	32.5	32.3	33.2
Operating expenses:
Sales and marketing	5.9	5.7	6.0
Research and development	3.9	4.2	4.2
General and administrative	8.0	6.5	6.7
Amortization of purchased intangibles	2.0	0.8	1.0
Total operating expenses	19.7	17.3	17.9
Income from operations	12.8	15.0	15.3
Interest and other expense, net:
Interest expense	1.0	0.4	0.5
Other expense	—	0.1	0.1
Interest and other expense, net	1.1	0.6	0.6
Income before income taxes	11.7	14.5	14.7
Provision for income taxes	1.4	1.9	0.9
Net income	10.3	12.6	13.8
Less: net income attributable to non-controlling interest	0.1	0.2	0.2
Net income attributable to FOX stockholders	10.2%	12.4%	13.6%
*Percentages may not foot due to rounding.

Fiscal year ended January 1, 2021 compared to fiscal year ended January 3, 2020
Sales

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Sales	$890.6	$751.0	$139.6	18.6%
Sales for the year ended January 1, 2021 increased approximately $139.6 million, or 18.6%, compared to the year ended January 3, 2020. The sales increase reflects a 22.4% increase in Specialty Sports products as well as a 16.1% growth in Powered Vehicle products for the year ended January 1, 2021 compared to the prior year. The increase in Specialty Sports product sales reflects higher demand in both OEM and aftermarket channels. The increase in sales of Powered Vehicle product sales was primarily due to the inclusion of SCA's results.
Cost of sales

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Cost of sales	$601.0	$508.3	$92.7	18.2%
Cost of sales for the year ended January 1, 2021 increased approximately $92.7 million, or 18.2%, compared to the year ended January 3, 2020. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin, which are discussed below.
For the year ended January 1, 2021, our gross margin was 32.5% compared to 32.3% for the year ended January 3, 2020. The increase in gross margin was primarily due to the impact of the SCA acquisition and a favorable change in product and channel mix partially offset by incremental cost due to the COVID-19 pandemic as well as duplicate costs incurred as we transition our North American manufacturing operations.
Operating expenses

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$52.2	$42.8	$9.4	22.0%
Research and development	34.3	31.8	2.5	7.9%
General and administrative	71.3	49.0	22.3	45.5%
Amortization of purchased intangibles	17.6	6.3	11.3	179.4%
Total operating expenses	$175.4	$129.9	$45.5	35.0%
Total operating expenses for the year ended January 1, 2021 increased approximately $45.5 million, or 35.0%, over the comparable period in 2019. When expressed as a percentage of sales, operating expenses increased to 19.7% of sales for the year ended January 1, 2021 compared to 17.3% of sales in 2019.
Within operating expenses, our sales and marketing expense increased by approximately $9.4 million primarily due to costs related to SCA of $8.5 million. Additionally, we incurred higher personnel and commission expenses of $2.8 million, which were partially offset by reduced spending on trade shows and race events. Research and development expenses increased approximately $2.5 million primarily due to headcount and facility-related expenses, partially offset by reductions in supplies, equipment, and other various expenses across our organization. General and administrative expenses increased approximately $22.3 million due to acquisition-related costs of approximately $14.1 million and the inclusion of SCA operating costs of $5.9 million, and higher headcount costs including incentive compensation, partially offset by lower patent-related legal costs.
Amortization of purchased intangible assets for the year ended January 1, 2021 increased by approximately $11.3 million as compared to the year ended January 3, 2020, due to the amortization of SCA's intangible assets.

Income from operations

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Income from operations	$114.1	$112.8	$1.3	1.2%
As a result of the factors discussed above, income from operations for the year ended January 1, 2021 increased approximately $1.3 million, or 1.2%, compared to income from operations in the same period in 2019.
Interest and other expense, net

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$9.3	$3.2	$6.1	190.6%
Other expense, net	$0.3	$1.0	(0.7)	(70.0)%
Interest and other expense, net	$9.6	$4.2	$5.4	128.6%
Interest and other expense, net for the year ended January 1, 2021 increased by approximately $5.4 million to $9.6 million compared to $4.2 million for the year ended January 3, 2020. The increase in interest and other expense, net is primarily due to interest expense on additional borrowings in connection with our acquisition of SCA.
Income taxes

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Provision for income taxes	$12.8	$14.1	$(1.3)	(9.2)%
Income tax expense for the year ended January 1, 2021 decreased by approximately $1.3 million to $12.8 million compared to income tax expense of $14.1 million in the same period in 2019. The decrease in expense resulted from the decrease in pre-tax profit, as well as from the benefits of excess deductions on stock-based compensation and the benefit of a lower tax rate on U.S. foreign derived earnings.
The effective tax rates were 12.2% and 13.0% for the years ended January 1, 2021 and January 3, 2020, respectively.
For the year ended January 1, 2021, the difference between our effective tax rate and the 21% federal statutory rate resulted from the decrease in pre-tax profit, as well as, the benefit of excess deductions on stock-based compensation and the benefit of a lower tax rate on U.S. foreign derived earnings.
For the year ended January 3, 2020, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from the benefit of excess deductions on stock-based compensation, and the benefit of a lower tax rate on U.S. foreign derived earnings, partially offset by non-deductible executive compensation and state taxes.

Net income

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Net income	$91.7	$94.5	$(2.8)	(3.0)%
As a result of the factors described above, our net income decreased $2.8 million, or 3.0%, to $91.7 million in the fiscal year ended January 1, 2021 from $94.5 million for the same period in 2019.

Fiscal year ended January 3, 2020 compared to fiscal year ended December 28, 2018
Sales

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Sales	$751.0	$619.2	$131.8	21.3%
Sales for the fiscal year ended January 3, 2020 increased approximately $131.8 million, or 21.3%, compared to the year ended December 28, 2018. The sales increase reflects 33.8% growth in Powered Vehicle products as well as a 6.3% increase in Specialty Sports products for the fiscal year ended January 3, 2020 compared to the prior fiscal year. The increase in sales of Powered Vehicle product sales was primarily due to the continued success of our product lineup, particularly in the OEM channel, as well as the inclusion of Ridetech's results. The increase in Specialty Sports product sales reflects new product introductions and strong sell through with certain higher growth OEMs.
Cost of sales

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Cost of sales	$508.3	$413.7	$94.6	22.9%
Cost of sales for the fiscal year ended January 3, 2020 increased approximately $94.6 million, or 22.9%, compared to the year ended December 28, 2018. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin, which are discussed below.
For the year ended January 3, 2020, our gross margin was 32.3% compared to 33.2% for the fiscal year ended December 28, 2018. The decrease in our gross profit margin was primarily due to a shift in customer and product mix as the Company's larger North American OEMs represented a higher portion of sales. Additionally, we incurred manufacturing and supply chain inefficiencies associated with a higher than anticipated increase in customer demand.
Operating expenses

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$42.8	$37.3	$5.5	14.7%
Research and development	31.8	25.8	6.0	23.3%
General and administrative	49.0	41.8	7.2	17.2%
Amortization of purchased intangibles	6.3	6.1	0.2	3.3%
Total operating expenses	$129.9	$111.0	$18.9	17.0%
Total operating expenses for the fiscal year ended January 3, 2020 increased approximately $18.9 million, or 17.0%, over the comparable period in 2018. When expressed as a percentage of sales, operating expenses decreased to 17.3% of sales for the fiscal year ended January 3, 2020 compared to 17.9% of sales in 2018.
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
Amortization of purchased intangible assets for the fiscal year ended January 3, 2020 increased by approximately $0.2 million as compared to the fiscal year ended December 28, 2018, due to the amortization of Ridetech's intangible assets.

 Income from operations

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Income from operations	$112.8	$94.5	$18.3	19.4%
As a result of the factors discussed above, income from operations for the fiscal year ended January 3, 2020 increased approximately $18.3 million, or 19.4%, compared to income from operations in the same period in 2018.
Interest and other expense, net

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$3.2	$3.1	$0.1	3.2%
Other expense, net	1.0	0.5	0.5	100.0%
Interest and other expense, net	$4.2	$3.6	$0.6	16.7%
Interest and other expense, net for the fiscal year ended January 3, 2020 increased by approximately $0.6 million to $4.2 million compared to $3.6 million for the fiscal year ended December 28, 2018. The increase in interest and other expense, net is primarily due to a $0.5 million increase in foreign exchange losses in the fiscal year ended January 3, 2020.
Income taxes

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Provision for income taxes	$14.1	$5.5	$8.6	156.4%
Income tax expense for the fiscal year ended January 3, 2020 increased by approximately $8.6 million to $14.1 million compared to income tax expense of $5.5 million in the same period in 2018. The increase in expense resulted primarily from the non-recurring Compass Acquisition uncertain tax position which was reflected in 2018, partially offset by the benefit of U.S. foreign derived earnings and the benefit of excess deductions on stock-based compensation.
The effective tax rates were 13.0% and 6.1% for the fiscal years ended January 3, 2020 and December 28, 2018, respectively.

For the fiscal year ended January 3, 2020, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from the benefit of excess deductions on stock-based compensation, the benefit of a lower tax rate on U.S. foreign derived earnings, partially offset by non-deductible executive compensation and state taxes.

For the fiscal year ended December 28, 2018, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from the favorable result of the uncertain tax position related to the Compass Acquisition, the benefit of excess deductions on stock-based compensation, the benefit of a lower tax rate on U.S. foreign derived earnings, partially offset by non-deductible executive compensation and state taxes.
Net income

	For the fiscal years ended
(in millions)	2019	2018	Change ($)	Change (%)
Net income	$94.5	$85.4	$9.1	10.7%
As a result of the factors described above, our net income increased $9.1 million, or 10.7%, to $94.5 million in the fiscal year ended January 3, 2020 from $85.4 million for the same period in 2018.

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
As of January 1, 2021, we held $22.4 million of our $245.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended
	January 1	January 3	December 28
(in thousands)	2021	2020	2018
Net cash provided by operating activities	$82,715	$74,830	$65,392
Net cash used in investing activities	(388,525)	(60,330)	(30,203)
Net cash provided by (used in) financing activities	506,722	859	(43,431)
Effect of exchange rate changes on cash and cash equivalents	1,116	419	253
Increase (decrease) in cash and cash equivalents	$202,028	$15,778	$(7,989)
We expect that cash on hand, cash flow from operations and availability under our credit facility will be sufficient to fund our operations during the next 12 months from the date of this Annual Report on Form 10-K.
Operating activities
Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, and deferred income taxes, offset by net cash invested in working capital.
In the fiscal year ended January 1, 2021, cash provided by operating activities was $82.7 million and consisted of net income of $91.7 million plus non-cash items and other adjustments totaling $30.0 million less changes in operating assets and liabilities totaling $39.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $33.9 million, stock-based compensation of $8.6 million, and amortization of loan fees of $1.5 million, offset by a $14.1 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in prepaids and other current assets of $66.4 million and accounts receivable of $18.8 million, partially offset by decreases in accounts payable of $25.9 million, accrued expenses of $11.2 million and inventory of $7.9 million. The increase in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our acquired SCA subsidiary. The changes in inventory, accounts receivable, accounts payable and accrued expenses reflect business growth as well as timing of vendor payments.
In the fiscal year ended January 3, 2020, cash provided by operating activities was $74.8 million and consisted of net income of $94.5 million plus non-cash items and other adjustments totaling $14.5 million less changes in operating assets and liabilities totaling $34.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $17.7 million, stock-based compensation of $6.9 million, and loss on the extinguishment of debt of $0.5 million, offset by a $10.6 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $17.0 million, and accounts receivable of $12.1 million, decreases in income taxes of $3.6 million and accrued expenses of $2.3 million, partially offset by a decrease in prepaids and other assets of $1.7 million. The changes in inventory, accounts receivable, accrued expenses and prepaids and other assets are primarily attributable to business growth and the impact of the Ridetech acquisition. The decrease in income taxes is primarily due to the timing of estimated tax payments and refunds.
In the fiscal year ended December 28, 2018, cash provided by operating activities was $65.4 million and consisted of net income of $85.4 million plus non-cash items and other adjustments totaling $2.8 million less changes in operating assets and liabilities totaling $22.7 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $14.7 million, and stock-based compensation of $7.3 million, offset by a $19.3 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $23.0 million, and accounts receivable of $19.0 million, partially offset by increases in accounts payable of $15.2 million, and accrued expenses of $4.2 million. The increases in inventory, accounts receivable, accounts payable and accrued expenses reflect the growth of our business, changes in customer mix and timing, and the expansion of our manufacturing facilities.

Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets, and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the fiscal year ended January 1, 2021, cash used in investing activities was $388.5 million which primarily consisted of $331.5 million of cash consideration for our acquisition of SCA and $56.7 million in property and equipment additions.
In the fiscal year ended January 3, 2020, cash used in investing activities was $60.3 million which primarily consisted of $53.5 million in property and equipment additions and $6.8 million of cash consideration for our acquisition of Ridetech.
In the fiscal year ended December 28, 2018, cash used in investing activities was $30.2 million which consisted entirely of property and equipment additions.
Financing activities
Cash provided by or used in financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the fiscal year ended January 1, 2021, net cash provided by financing activities was $506.7 million, which consisted primarily of $392.4 million in proceeds, net of issuance costs, from our First Amended and Restated Credit Facility, which was amended and restated in connection with our acquisition of SCA, partially offset by net payments of $68.0 million on our line of credit and payments on our term debt of $5.0 million. In addition, we received $198.2 million from our June 2020 issuance of common stock. These inflows were partially offset by $4.3 million to repurchase shares of our common stock as part of our stock-based compensation program and $6.6 million in installment payments related to the purchase of the Tuscany non-controlling interest. Refer to Note 12 - Commitments and Contingencies for additional details.
In the fiscal year ended January 3, 2020, net cash provided by financing activities was $0.9 million, which consisted primarily of $7.7 million in net proceeds from our credit facility offset by $6.8 million in payments to repurchase shares to cover tax withholding related to the vesting of restricted stock awards, net of proceeds from the exercise of stock options.
In the fiscal year ended December 28, 2018, net cash used in financing activities was $43.4 million, which consisted primarily of $39.3 million in net payments on our credit facility and $4.1 million in payments to repurchase shares to cover tax withholding related to the vesting of restricted stock awards, net of proceeds from the exercise of stock options.
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
The Company paid $7.6 million in debt issuance costs, of which $6.5 million were allocated to the term debt and $1.2 million were allocated to the line of credit. Additionally, the Company had $0.4 million of remaining unamortized debt issuance costs. The Company expensed $0.3 million of the remaining unamortized debt issuance costs, which are included in interest and other expense, net on the condensed consolidated statements of income for the fiscal year ended January 1, 2021 and the remaining $0.1 million were allocated to the line of credit. All loan fees allocated to the term debt will be amortized using the interest method and all loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the First Amended and Restated Credit Facility.

The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At January 1, 2021, the one-month LIBOR and prime rates were 0.14% and 3.25%, respectively. At January 1, 2021, our weighted-average interest rate on outstanding borrowing was 1.62%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 1, 2021.
Contractual obligations and commitments
As of January 1, 2021, we had the following contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$395,000	$12,500	$37,500	$345,000	$—
Operating lease obligations	27,887	7,482	11,364	6,312	2,729
Purchase obligations and other	3,991	3,991	—	—	—
Total	$426,878	$23,973	$48,864	$351,312	$2,729
As of January 1, 2021, we had a liability of approximately $1.1 million associated with uncertain tax positions, which is classified as a current liability in our consolidated balance sheet because it is reasonably possible that certain federal, foreign, and state tax matters could be concluded in the next 12 months. However, our liability for uncertain tax positions has been excluded from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities, nor the amount of the final cash settlement. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. As we have diversified our product offerings and our product launch cycles, seasonal fluctuations are becoming less material.
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
Allowance for doubtful accounts
We record a provision for doubtful accounts deemed not collectible using the aging method. The provision is based on how long a receivable has been outstanding, taking into account the historical credit loss rate and adjusting for both current conditions and forecasts of economic conditions into that expected credit loss rate. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, we estimate if the recoverability of the amounts due could be reduced by a material amount.
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
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2020 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
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
Acquisition of certain identifiable definite-lived and indefinite-lived assets
In conjunction with an acquisition of a business, the Company records identifiable definite-lived and indefinite-lived intangible assets acquired at their respective fair values as of the date of acquisition. The estimates used in assessing the fair value for the assets acquired include projected future cash flows, associated discount rates used to calculate present value, asset life cycles, customer retention rates and royalty rates. The fair value calculated for indefinite-lived intangible assets such as certain tradenames, in addition to intangible assets that are definite-lived such as customer relationships and other technology-based assets may change during the finalization of the purchase price allocation, due to the significant estimates used in determining their fair value. As a result, the Company may make adjustments to the provisional amounts recorded for certain items as part of the purchase price allocation subsequent to the acquisition, not to exceed one year after the acquisition date, until the purchase accounting allocation is finalized.
Warranty
Unless otherwise required by law, the Company generally offers limited warranties on its products for one to two years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results.
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
We used Level 2 inputs to determine the fair value of our First Amended and Restated Credit Facility. The Company believes the carrying amount of its First Amended and Restated Credit Facility approximates the fair value at January 1, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

On August 17, 2020 we entered into an interest rate swap agreement to mitigate the cash flow risk associated with changes in interest rates on our variable rate debt. Refer to Note 11 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, Derivatives and Hedging Interest rate swap contract is recognized as an asset or liability on the consolidated balance sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.
On July 22, 2020, we, pursuant to a stock purchase agreement with Flagship, Inc., dated as of the same date, purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. Refer to Note 12 - Commitments and Contingencies for additional details of this agreement. Prior to the consummation of the stock purchase, the non-controlling interest was measured at fair value using Level 3 inputs.
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
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018 using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. Additionally, the Company used the practical expedient to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. The Company recorded a cumulative effect adjustment of $0.4 million gross and $0.3 million net of taxes to the fiscal year 2018 opening balance of retained earnings to reflect the cumulative effect of the adoption of the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes the existing guidance for lease accounting. To meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases, this ASU requires lessees to recognize most leases on the balance sheet as right-of-use assets and lease liabilities.
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2019, with a cumulative effect adjustment to the opening balance of retained earnings at December 28, 2018 with no restatement of comparative periods’ financial information ("current-period adjustment method"). Additionally, the Company adopted this guidance using practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all of its leases and elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities. The Company did not use the hindsight practical expedient to adopt this guidance. The Company recorded a cumulative effect adjustment of $13.6 million to operating lease right-of-use assets, $13.9 million to operating lease liabilities, and $0.3 million gross ($0.2 million net of taxes) to the fiscal year 2019 opening balance of the Company's retained earnings to reflect the cumulative effect of the adoption of the standard. This standard did not have a material impact on our consolidated income statements.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
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
In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU 2020-10"). The amendments in ASU 2020-10 contain improvements to the Codification by including disclosure guidance in appropriate disclosure and ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The ASU also provides clarification to various codification topics to improve consistency in guidance application. The amendments are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating ASU 2020-10 and expects no material impact to our consolidated financial statements and related disclosures as a result of adoption.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. As of January 1, 2021, we had $395.0 million of indebtedness outstanding under the First Amended and Restated Credit Facility. Based on the $195.0 million of variable interest rate indebtedness that was outstanding as of January 1, 2021, after giving effect to our interest rate swap, a hypothetical 100 basis point increase in the interest rate would have resulted in an approximately $2.0 million increase in interest expense for the year ended January 1, 2021. A hypothetical 100 basis point decrease in the interest rate would not impact interest expense given that the current borrowing rate reflects the floor rate of 0.5%.
Exchange rate sensitivity
As of January 1, 2021, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.

Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents and trade receivables. As of January 1, 2021, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2021. Based on the evaluation of our disclosure controls and procedures as of January 1, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
On February 23, 2021, the Compensation Committee of the Board of Directors of Fox Factory Holding Corp. adopted a form of performance share unit award agreement (the “Form of PSU Agreement”) for use in connection with the 2013 Omnibus Plan.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class II Directors" and "Corporate Governance."
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate	S-1	333-189841	July 8, 2013
4.2	Form of Indenture	S-3	333-203146	March 31, 2015
4.3	Description of Securities	10-K	001-36040	March 3, 2020
10.1†	Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry L. Enterline	S-1/A	333-189841	July 25, 2013
10.2†	Employment Agreement, dated August 29, 2013, by and between Fox Factory Holding Corp. and Wes Allinger	10-Q	001-36040	May 4, 2016
10.3†	Amendment, dated May 2, 2016, to the Employment Agreement, dated July 22, 2013, by and between Fox Factory Holding Corp. and Larry Enterline	10-Q	001-36040	August 3, 2016
10.4†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Wes Allinger	10-Q	001-36040	May 2, 2018
10.5†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Chris Tutton	10-K	001-36040	February 26, 2019
10.6†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Michael C. Dennison	10-K	001-36040	February 26, 2019
10.7†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Larry L. Enterline	8-K	001-36040	July 1, 2019
10.8†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019
10.9†	Employment Agreement, dated December 2, 2019, by and between Fox Factory Holding Corp. and John E. Blocher	8-K/A	001-36040	December 3, 2019
10.10†	Employment Agreement, by and between Fox Factory Holding Corp. and Scott Humphrey, dated August 4, 2020.	8-K	001-36040	August 5, 2020
10.11†	Employment Agreement by and between Fox Factory, Inc. and Richard T. Winters, dated June 29, 2019.	8-K	001-36040	August 10, 2020
10.12†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory Holding Corp. and Michael C. Dennison, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.13†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.14†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Christopher J. Tutton, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.15†	Fourth Amended and Restated Non-Employee Director Compensation Policy, effective March 2, 2020.				X
10.16†	Fifth Amended and Restated Non-Employee Director Compensation Policy, effective January 2, 2021.				X
10.17†	Form of Indemnification Agreement, by and between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors	10-Q	001-36040	October 31, 2018
10.18†	2008 Stock Option Plan, as amended	S-1	333-189841	July 8, 2013
10.19†	2008 Non-Statutory Stock Option Plan, as amended	S-1/A	333-189841	August 2, 2013

10.20†	2013 Omnibus Plan	S-1/A	333-189841	July 29, 2013
10.21†	2013 Omnibus Plan, as amended by the First Amendment, approved by stockholders on May 4, 2017	8-K	001-36040	May 8, 2017
10.22†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (U.S.)				X
10.23†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (Canada)				X
10.24†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (Taiwan)				X
10.25†	Form of Performance Stock Unit Award Agreement under 2013 Omnibus Plan				X
10.26	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease – Gross, dated October 31, 2011, by and between Fox Factory, Inc. and Sammie Rae Abitbol, LLC, and related addendum	S-1	333-189841	July 8, 2013
10.27	Air Commercial Real Estate Association Standard Industrial / Commercial Single-Tenant Lease-Gross, dated March 24, 2010, by and between Fox Factory, Inc. and Scarborough Gilbert Partners, and related addenda	S-1	333-189841	July 8, 2013
10.28	Air Commercial Real Estate Association Standard Industrial / Commercial Multi-Tenant Lease – Net, dated April 19, 2012, by and between Fox Factory, Inc. and North Johnson Vernon Property, LLC, and related addendum	S-1	333-189841	July 8, 2013
10.29	Asset Purchase and Contribution Agreement, by and among FF US Acquisition Corp., FF US Holding Corp., Flagship, Inc. d/b/a Tuscany, and Michael Graber and Jeff Burttschell, dated November 30, 2017	8-K	001-36040	December 4, 2017
10.30	Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and the other financial institutions party thereto, dated June 3, 2019	8-K	001-36040	June 4, 2019
10.31	Standard Form of Agreement between Owner and Design-Builder, dated July 24, 2019 (the “Standard Form of Agreement”), by and between Fox Factory, Inc. and Carroll Daniel Construction Company	8-K	001-36040	December 30, 2019
10.32	Amendment No. 1 to the Standard Form of Agreement, dated December 23, 2019	8-K	001-36040	December 30, 2019
10.33	Amendment No. 2 to the Standard Form of Agreement between Owner and Design-Builder, dated December 21, 2020.	8-K	001-36040	December 23, 2020
10.34	Stock Purchase Agreement, by and among Fox Factory, Inc., Southern Rocky Holdings, LLC, and SCA Performance Holdings, Inc., dated February 11, 2019	10-K	001-36040	March 3, 2020
10.35	Commitment Letter, among Fox Factory Holding Corp., Bank of America, N.A. and BofA Securities, Inc., dated February 11, 2019	10-K	001-36040	March 3, 2020
10.36	Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and other financial institutions party thereto, dated March 11, 2020	8-K	001-36040	March 16, 2020
10.37	Pilot Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.38	Bond Purchase Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.39	Financing Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.40	Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020

10.41	Deed to Secure Debt and Security Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.42	Assignment of Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.43	Direct Payment Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.44	First Amendment to the Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and other financial institutions party thereto, dated June 19, 2020.	8-K	001-36040	June 17, 2020
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
February 25, 2021		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer & Duly Authorized Signatory)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott R. Humphrey and Michael C. Dennison, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Dennison	Chief Executive Officer and Director	February 25, 2021
Michael C. Dennison	(Principal Executive Officer)

/s/ Scott R. Humphrey	Chief Financial Officer and Treasurer	February 25, 2021
Scott R. Humphrey	(Principal Financial and Accounting Officer)

/s/ Larry L. Enterline	Executive Chairman of the Board	February 25, 2021
Larry L. Enterline

/s/ Dudley Mendenhall	Lead Independent Director	February 25, 2021
Dudley Mendenhall

/s/ Tom Duncan	Director	February 25, 2021
Tom Duncan

/s/ Elizabeth A. Fetter	Director	February 25, 2021
Elizabeth A. Fetter

/s/ Jean Hlay	Director	February 25, 2021
Jean Hlay

/s/ Ted Waitman	Director	February 25, 2021
Ted Waitman

/s/ Sidney Johnson	Director	February 25, 2021
Sidney Johnson

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
In making its assessment of internal control over financial reporting as of January 1, 2021, management has excluded SCA which was acquired in March 2020. The Company is currently assessing the control environment of the acquired business. The acquired business represented approximately 28% of the Company's consolidated total assets as of January 1, 2021 and approximately 9% of the Company's consolidated net sales for the year ended January 1, 2021.
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of January 1, 2021.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 25, 2021

/s/ Michael C. Dennison
Michael C. Dennison
Chief Executive Officer

/s/ Scott R. Humphrey
Scott R. Humphrey
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2021 and January 3, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended January 1, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2021 and January 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Net realizable value of inventory

As discussed in Note 1 to the consolidated financial statements, adjustments are made to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete or impaired balances. Management monitors inventory quantities on hand and on order and records write-downs for estimated excess or obsolescence based on estimated demand for products, obsolescence of technology, product life cycles, and when pricing trends or forecasts indicate that the carrying value of inventory exceeds estimated selling price. We identified the net realizable value of inventory for certain product categories as a critical audit matter.
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

Our audit procedures related to the net realizable value of inventory included the following, among others:

•We obtained management’s analysis of parts in inventory and expected customer demand, recalculated inputs into the analysis and tested for completeness. This included, among other inputs, forecast demand, and general ledger balances.
•We tested selected inventory items by making inquiries of management and evaluating the appropriateness of judgments, assumptions and documentation supporting adjustments to the net realizable value of inventory.
•We compared selected 2021 estimated demand to actual sales orders as provided by customers and forecasted demand information as provided by the sales and operations team in order to test the accuracy of demand information included in the calculation.
•We performed a retrospective review by comparing previous demand forecasts to actual usage during the year for a sample of items.
•We inquired with management and various staff members outside of the finance team to obtain support for selected forecast demand inputs as well as to understand macroeconomic and customer specific trends.
•We tested the design and operating effectiveness of controls related to the forecast demand for the Company’s products as well as management’s review of the net realizable value of inventory.

Realizability of Deferred Tax Assets

As discussed in Note 1 to the consolidated financial statements, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. We identified the realizability of deferred tax assets as a critical audit matter.
The principal considerations for our determination that the realizability of deferred tax assets represent a critical audit matter are the significance of the Company’s foreign tax credits and the use of forecasted profitability by jurisdiction and source. The forecasts, including future sales and expenses by jurisdiction, are subject to a high level of estimation uncertainty and subjectivity. Additionally, realizability depends on continued implementation of a tax planning strategy. As a result, significant auditor judgment is necessary to audit management’s judgments and assumptions.

Our audit procedures related to the realizability of deferred tax assets included the following, among others:

•We considered the applicability of the Company’s international transfer pricing arrangements as it relates to the Company’s ability to utilize foreign tax credits.
•We tested the accuracy of the underlying data used in the forecasts by agreeing the baseline 2020 results for selected jurisdictions to general ledger balances.
•We compared the previous year’s forecast of future taxable income with the 2020 actual results to assess management’s ability to accurately estimate future growth.
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

Valuation of acquired intangible assets from the acquisition of SCA Performance Holdings, Inc.

As described further in Note 1 and Note 18 to the consolidated financial statements, the Company completed the acquisition of SCA Performance Holdings, Inc. for a total cash consideration of approximately $331.9 million, net of cash acquired and exclusive of vehicle floorplan inventory. Management disclosed that assessing the fair value of identifiable definite-lived and indefinite-lived intangible assets acquired involved the use of significant estimates and assumptions, including projected future cash flows, associated discount rates used to calculate present value, asset life cycles, customer retention rates and royalty rates. We identified the Company’s assessment of the fair value of acquired intangible assets as a critical audit matter.

The principal considerations for our determination that the Company’s assessment of the fair value of acquired intangible assets represents a critical audit matter is that the judgements and assumptions made in assessing the fair value of the intangible assets are complex and subjective. Assumptions utilized to determine the fair value, including projected future cash flows, associated discount rates used to calculate present value, customer attrition rates, and royalty rates, are subject to high levels of estimation uncertainty. Assessing these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals with specialized skills.

Our audit procedures related to the valuation of acquired intangible assets from the acquisition of SCA Performance Holdings, Inc. included the following, among others:

•We inspected the purchase agreement and tested management’s process for identifying and estimating the fair value of intangible assets acquired.
•Our testing of management’s process involved evaluating the reasonableness of key assumptions including the projected future cash flows, customer attrition rates, royalty rates, and others, comparing to industry trends, historical data, strategic business plans and the past performance of a similar acquired business.
•Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s selection of valuation methodology and certain significant assumptions.
•We tested the design and operating effectiveness of internal controls over management’s valuation of the acquired identifiable intangible assets, including controls over the development of the significant assumptions described above.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

San Francisco, California

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2021, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of SCA Performance Holdings, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and net sales constituting 28 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2021. As indicated in Management’s Report, SCA Performance Holdings, Inc. was acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of SCA Performance Holdings, Inc.

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

/s/ GRANT THORNTON LLP

San Francisco, California
February 25, 2021

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	January 1,	January 3,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$245,764	$43,736
Accounts receivable (net of allowances of $663 and $810 at January 1, 2021 and January 3, 2020, respectively)	121,194	91,632
Inventory	127,091	128,505
Prepaids and other current assets	87,920	17,940
Total current assets	581,969	281,813
Property, plant and equipment, net	163,288	108,379
Lease right-of-use assets	26,148	17,472
Deferred tax assets	19,362	25,725
Goodwill	289,349	93,527
Intangibles, net	204,491	81,949
Other assets	1,954	451
Total assets	$1,286,561	$609,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$92,403	$55,144
Accrued expenses	59,391	35,744
Reserve for uncertain tax positions	1,095	925
Current portion of long-term debt	12,500	—
Total current liabilities	165,389	91,813
Line of credit	—	68,000
Long-term debt, less current portion	377,088	—
Other liabilities	24,913	11,584
Total liabilities	567,390	171,397
Commitments and contingencies (Refer to Note 12 - Commitments and Contingencies)
Redeemable non-controlling interest	—	15,719
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of January 1, 2021 and January 3, 2020	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,692 shares issued and 41,802 outstanding as of January 1, 2021; 39,448 shares issued and 38,559 outstanding as of January 3, 2020	42	39
Additional paid-in capital	336,834	123,274
Treasury stock, at cost; 890 common shares as of January 1, 2021 and January 3, 2020	(13,754)	(13,754)
Accumulated other comprehensive income	1,068	150
Retained earnings	394,981	312,491
Total stockholders’ equity	719,171	422,200
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,286,561	$609,316
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the fiscal years ended
	January 1	January 3	December 28
	2021	2020	2018
Sales	$890,554	$751,020	$619,225
Cost of sales	601,007	508,285	413,729
Gross profit	289,547	242,735	205,496
Operating expenses:
Sales and marketing	52,214	42,794	37,296
Research and development	34,292	31,789	25,847
General and administrative	71,309	48,999	41,756
Amortization of purchased intangibles	17,583	6,344	6,065
Total operating expenses	175,398	129,926	110,964
Income from operations	114,149	112,809	94,532
Interest and other expense, net:
Interest expense	9,294	3,173	3,059
Other expense	325	1,067	583
Interest and other expense, net	9,619	4,240	3,642
Income before income taxes	104,530	108,569	90,890
Provision for income taxes	12,784	14,099	5,523
Net income	91,746	94,470	85,367
Less: net income attributable to non-controlling interest	1,072	1,437	1,327
Net income attributable to Fox stockholders	$90,674	$93,033	$84,040
Earnings per share:
Basic	$2.25	$2.43	$2.22
Diluted	$2.22	$2.38	$2.16
Weighted-average shares used to compute earnings per share:
Basic	40,229	38,333	37,805
Diluted	40,801	39,155	38,956
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the fiscal years ended
	January 1,	January 3,	December 28,
	2021	2020	2018
Net income	$91,746	$94,470	$85,367
Other comprehensive (loss) income
Interest rate swap, net of tax effects	(699)	—	—
Foreign currency translation adjustments, net of tax effects	1,617	934	(616)
Other comprehensive (loss) income	918	934	(616)
Comprehensive income	92,664	95,404	84,751
Less: comprehensive income attributable to non-controlling interest	1,072	1,437	1,327
Comprehensive income attributable to Fox stockholders	$91,592	$93,967	$83,424
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 29, 2017	38,497	$38	890	$(13,754)	$112,793	$(168)	$135,926	$234,835	$12,955
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	384	—	—	—	(4,096)	—	—	(4,096)	—
Stock-based compensation expense	—	—	—	—	7,322	—	—	7,322	—
Other comprehensive income	—	—	—	—	—	(616)	—	(616)	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(280)	(280)	—
Net income	—	—	—	—	—	—	84,040	84,040	1,327
Balance - December 28, 2018	38,881	38	890	(13,754)	116,019	(784)	219,686	321,205	14,282
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	469	$1	—	$—	$(6,776)	$—	$—	$(6,775)	$—
Issuance of stock for business acquisition	98	—	—	—	7,167	—	—	7,167	—
Stock-based compensation expense	—	—	—	—	6,864	—	—	6,864	—
Other comprehensive income	—	—	—	—	—	934	—	934	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(228)	(228)	—
Net income	—	—	—	—	—	—	93,033	93,033	1,437
Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	348	1	—	—	(4,342)	—	—	(4,341)	—
Issuance of common stock, net	2,760	2	—	—	198,233	—	—	198,235	—
Issuance of stock for business acquisition	—	—	—	—	322	—	—	322	—
Adjustment to the fair value of non-controlling interest	—	—	—	—	—	—	(8,184)	(8,184)	8,184
Redeemable non-controlling interest	136	—	—	—	11,169	—	—	11,169	(24,975)
Stock-based compensation expense	—	—	—	—	8,178	—	—	8,178	—
Other comprehensive income	—	—	—	—	—	918	—	918	—
Net income	—	—	—	—	—	—	90,674	90,674	1,072
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171	$—
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	January 1,	January 3,	December 28,
	2021	2020	2018
OPERATING ACTIVITIES:
Net income	$91,746	$94,470	$85,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,927	17,565	14,454
Stock-based compensation	8,618	6,864	7,322
Deferred taxes and uncertain tax positions	(14,075)	(10,615)	(19,286)
Amortization of loan fees	1,543	171	275
Loss on extinguishment of debt	—	516	—
Changes in operating assets and liabilities:
Accounts receivable	(18,771)	(12,061)	(19,034)
Inventory	7,877	(17,009)	(22,998)
Income taxes	1,192	(3,586)	281
Prepaids and other assets	(66,400)	1,709	(377)
Accounts payable	25,892	(869)	15,193
Accrued expenses and other liabilities	11,166	(2,325)	4,195
Net cash provided by operating activities	82,715	74,830	65,392
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(331,531)	(6,804)	—
Acquisition of other assets	(250)	—	—
Purchases of property and equipment	(56,744)	(53,526)	(30,203)
Net cash used in investing activities	(388,525)	(60,330)	(30,203)
FINANCING ACTIVITIES:
Proceeds from line of credit	225,125	67,500	25,000
Payments on line of credit	(293,125)	(57,053)	(60,585)
Proceeds from issuance of debt, net of origination fees	392,385	—	—
Repayment of debt	(5,000)	(2,813)	(3,750)
Cash from stock compensation program, net	(4,343)	(6,775)	(4,096)
Installment on purchase of non-controlling interest	(6,556)	—	—
Proceeds from sale of common stock, net	198,236	—	—
Net cash provided by (used in) financing activities	506,722	859	(43,431)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,116	419	253
CHANGE IN CASH AND CASH EQUIVALENTS	202,028	15,778	(7,989)
CASH AND CASH EQUIVALENTS—Beginning of year	43,736	27,958	35,947
CASH AND CASH EQUIVALENTS—End of year	$245,764	$43,736	$27,958

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	January 1,	January 3,	December 28,
SUPPLEMENTAL CASH FLOW INFORMATION:	2021	2020	2018
Cash paid during the period for:
Income taxes	$26,228	$28,293	$24,610
Cash paid for interest, net of capitalized interest	$7,171	$2,762	$2,756
Cash paid for amounts included in the measurement of lease liabilities	$7,095	$5,630	$—
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$14,178	$8,691	$—
Non-cash investing and financing activities:
Acquisition of business in exchange for equity	$—	$7,167	$—
Acquisition of non-controlling interest in exchange for equity and installment payments	$18,419	$—	$—
Capital expenditures included in accounts payable	$6,997	$1,718	$1,557
Refinancing of the Second Amended and Restated Credit Facility	$—	$88,875	$—
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
Fiscal Year Calendar - The Company operates using a 52-53 week fiscal year calendar ending on the Friday nearest to December 31. Therefore, the financial results of certain fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. For the fiscal years 2020, 2019 and 2018, the Company's fiscal year ended on January 1, 2021, January 3, 2020 and December 28, 2018 and had 52, 53 and 52 weeks, respectively.
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
Foreign currency transaction losses of $396, $881, and $420 for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, respectively, are included as a component of other income or expense.
Cash and Cash Equivalents - Cash consists of cash maintained in checking or money market accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.
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
January 1, 2021
(in thousands, except per share amounts)
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of January 1, 2021 the Company held $223,321 in cash at U.S. subsidiaries and $22,443 at subsidiaries outside the U.S. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company's accounts receivable balance:

	January 1,	January 3,
	2021	2020
Customer A	12%	6%
Customer B	11%	11%
Customer C	4%	11%
During the year ended January 1, 2021, no customer from the table above represented more than 10% of sales. For the year ended January 3, 2020, Customer C from the table above represented 11% of sales. No other customers were individually significant in any of these periods.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 28%, 35%, and 30% of its product components for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, respectively, from ten vendors. As of January 1, 2021 and January 3, 2020, amounts due to these vendors represented 17% and 29% of accounts payable, respectively.
Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. The provision is based on how long a receivable has been outstanding, taking into account the historical credit loss rate and adjusting for both current conditions and forecasts of economic conditions into that expected credit loss rate. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.
The following table presents the activity in the allowance for doubtful accounts:

	For the fiscal years ended
Allowance for doubtful accounts:	2020	2019	2018
Balance, beginning of year	$810	$600	$676
Add: bad debt expense	103	335	189
Less: write-offs, net of recoveries	(250)	(125)	(265)
Balance, end of year	$663	$810	$600
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
January 1, 2021
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
Internal-use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. The Company capitalized $2,994 in internal use computer software costs during the year ended January 1, 2021. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets -The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended January 1, 2021, January 3, 2020 and December 28, 2018.
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
January 1, 2021
(in thousands, except per share amounts)
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2020 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Intangible assets include customer relationships and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended January 1, 2021, January 3, 2020 and December 28, 2018.
Self-Insurance - The Company is partially self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of January 1, 2021 and January 3, 2020 are $1,472 and $842 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
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
The Company has elected to account for global intangible low-taxed income ("GILTI") in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended January 1, 2021 was fully offset by foreign tax credits associated with the income.
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
Advertising - Advertising costs are expensed as incurred and recorded as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $2,188, $1,413, and $902 for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, respectively.
Warranties - The Company offers limited warranties on its products generally for one to two years. The Company recognizes estimated costs related to warranty activities as a component of cost of sales upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
Segments - The Company has determined that it has a single operating and reportable segment; manufacturing, sale and service of performance-defining products. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
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
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2018 using the modified retrospective implementation method. The Company applied the guidance to all open contracts at the date of initial application. Additionally, the Company used the practical expedient to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. The primary impact of adopting the standard resulted from certain pricing provisions within contracts that provide the customer with a material right. Under the new standard, revenue attributed to such pricing provisions is deferred and recognized when the right is exercised by the customer. The Company recorded a cumulative effect adjustment of $368 gross and $281 net of taxes to the fiscal year 2018 opening balance of retained earnings as to reflect the cumulative effect of the adoption of the standard.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
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
The Company adopted this guidance as of the beginning of the first quarter of fiscal year 2019, with a cumulative effect adjustment to the opening balance of retained earnings at December 29, 2018 with no restatement of comparative periods’ financial information ("current-period adjustment method"). Additionally, the Company adopted this guidance using practical expedients with respect to the assessment of embedded leases, lease classification, and initial indirect costs for expired and existing leases. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all of its leases and elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities. The Company did not use the hindsight practical expedient to adopt this guidance. The Company recorded a cumulative effect adjustment of $13,637 to operating lease right-of-use assets, $13,937 to operating lease liabilities, and $300 gross ($228 net of taxes) to the fiscal year 2019 opening balance of the Company's retained earnings to reflect the cumulative effect of the adoption of the standard. This standard did not have a material impact on our consolidated income statements.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
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
In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU 2020-10"). The amendments in ASU 2020-10 contain improvements to the Codification by including disclosure guidance in appropriate disclosure and ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The ASU also provides clarification to various codification topics to improve consistency in guidance application. The amendments are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating ASU 2020-10 and expects no material impact to our consolidated financial statements and related disclosures as a result of adoption.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
2. Revenues
The following table summarizes total sales by product category:

	For the fiscal years ended
	2020	2019	2018
Powered Vehicles	$523,694	$451,253	$337,284
Specialty Sports	366,860	299,767	281,941
Total sales	$890,554	$751,020	$619,225
The following table summarizes total sales by sales channel:

	For the fiscal years ended
	2020	2019	2018
OEM	$494,068	$473,969	$368,580
Aftermarket	396,486	277,051	250,645
Total sales	$890,554	$751,020	$619,225
The following table summarizes total sales generated by geographic location of the customer:

	For the fiscal years ended
	2020	2019	2018
North America	$593,267	$502,263	$388,702
Asia	144,836	120,839	119,142
Europe	143,817	120,272	101,217
Rest of the World	8,634	7,646	10,164
Total sales	$890,554	$751,020	$619,225

3. Inventory
Inventory consisted of the following:

	January 1,	January 3,
	2021	2020
Raw materials	$87,503	$87,779
Work-in-process	5,306	7,075
Finished goods	34,282	33,651
Total inventory	$127,091	$128,505

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	January 1,	January 3
	2021	2020
Prepaid chassis deposits	$66,812	$6,701
Advanced payments and prepaid contracts	8,683	5,774
Current portion of acquisition-related compensation held in escrow	4,518	—
Other current assets	7,907	5,465
Total	$87,920	$17,940

5. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	January 1,	January 3,
	2021	2020
Building and building improvements	$75,753	$42,343
Information systems, office equipment and furniture	14,176	10,102
Internal-use computer software	19,853	16,860
Land	9,698	5,414
Leasehold improvements	15,075	13,841
Machinery and manufacturing equipment	81,281	57,331
Transportation equipment	6,187	5,006
Total	222,023	150,897
Less: accumulated depreciation and amortization	(58,735)	(42,518)
Property, plant and equipment, net	$163,288	$108,379
Depreciation expense was $16,341, $11,261, and $8,143 for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, respectively, including $2,250, $1,861, and $869 of internal-use software amortization for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, respectively. The Company capitalized $2,994 in internal use computer software costs during the year ended January 1, 2021.
The following table summarizes the allocation of depreciation expense in the accompanying consolidated statements of income:

	For the fiscal years ended
	2020	2019	2018
Cost of sales	$9,266	$6,263	$4,519
Sales and marketing	$163	$154	$235
Research and development	$2,044	$1,176	$822
General and administrative	$4,868	$3,668	$2,567
Total	$16,341	$11,261	$8,143

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
The Company’s long-lived assets by geographic location are as follows:

	January 1,	January 3,
	2021	2020
United States	$144,529	$100,508
International	18,759	7,871
Total long-lived assets	$163,288	$108,379

6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from one to seven years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the leases within one year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.62 years and the weighted-average incremental borrowing rate was 3.21% as of January 1, 2021.
Operating lease costs consisted of the following:

For the fiscal year ended
2020
Operating lease cost	$7,201
Other lease costs (1)	937
Total	$8,138

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Lease costs for the twelve months ended January 3, 2020 and December 28, 2018 were $7,195 and $6,445, respectively.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	January 1, 2021
Operating lease right-of-use assets	Lease right-of-use assets	$26,148
Current lease liabilities	Accrued expenses	$6,754
Non-current lease liabilities	Other liabilities	$19,115
Supplemental cash flow information related to the Company's operating leases is as follows:

For the fiscal year ended
2020
Right-of-use assets obtained in exchange for lease obligations	$14,178
Cash paid for amounts included in the measurement of lease liabilities	$7,095

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2021	$7,482
2022	6,180
2023	5,184
2024	3,519
2025	2,793
Thereafter	2,729
Total lease payments	27,887
Less: imputed interest	(2,018)
Present value of lease liabilities	25,869
Less: current portion	(6,754)
Lease liabilities less current portion	$19,115

In December 2020, the Company signed a lease contract which has not commenced as of January 1, 2021. Based on the present value of the lease payments, the estimated right-of -use-asset and lease liability related to this contract is approximately $3,878 and $3,545, respectively. In addition, subsequent to January 1, 2021, the Company entered into a lease amendment that extended the lease term of an existing lease and is expected to result in an additional right-of -use-asset and lease liability of approximately $1,160.
7. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
January 01, 2021
Customer relationships	$194,950	$(46,800)	$148,150	10
Core technology	34,625	(33,679)	947	8
Patents	1,859	(1,535)	324	4
Total	$231,434	$(82,014)	149,421
Trademarks and brands, not subject to amortization			55,070
Total			$204,491
January 3, 2020
Customer relationships	$70,473	$(30,114)	$40,359	11
Core technology	34,400	(33,309)	1,091	8
Patents	1,859	(1,430)	429	4
Total	$106,732	$(64,853)	41,879
Trademarks and brands, not subject to amortization			40,070
Total			$81,949

	For the fiscal years ended
	2020	2019	2018
Amortization of intangibles	$17,583	$6,344	$6,065

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)

Goodwill activity consisted of the following:
Balance as of January 3, 2020	$93,527
Acquisitions (Refer to Note 18 - Acquisitions)	195,754
Currency translation and other adjustments	68
Balance as of January 1, 2021	$289,349
Future amortization expense for finite-lived intangibles as of January 1, 2021 is as follows:

For fiscal year:	Amortization Expense
2021	$19,860
2022	19,736
2023	19,063
2024	18,849
2025	16,214
Thereafter	55,699
Total expected future amortization	$149,421

8. Accrued Expenses
Accrued expenses consisted of the following:

	January 1,	January 3,
	2021	2020
Payroll and related expenses	$22,407	$14,595
Current portion of lease liabilities	6,754	6,242
Warranty	9,835	5,649
Income tax payable	7,595	4,295
NCI buyout liability	4,550	—
Other accrued expenses	8,250	4,963
Total	$59,391	$35,744

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
Activity related to warranties is as follows:

	For the fiscal years ended
	2020	2019	2018
Beginning warranty liability	$5,649	$6,433	$6,481
Charge to cost of sales	6,887	4,064	4,621
Fair value of warranty assumed in acquisition	3,158	100	200
Costs incurred	(5,859)	(4,948)	(4,869)
Ending warranty liability	$9,835	$5,649	$6,433

9. Related Party Transactions
On May 3, 2019, the Company acquired substantially all the assets of Air Ride Technologies, Inc., d/b/a Ridetech. Ridetech has a building lease for its manufacturing and office facilities in Jasper, Indiana. The buildings are owned by the former owner of Ridetech, who is now an employee of the Company. The lease is effective from May 3, 2019 through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $192 and $125 for the years ended January 1, 2021 and January 3, 2020, respectively.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). Refer to Note 18 - Acquisitions for further details of this acquisition. The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $1,172 of parts and vehicles and sold approximately $404 of upfit packages to the dealership during the year ended January 1, 2021. As of January 1, 2021, the Company had $1,014 and $404 in accounts payable and accounts receivable, respectively, related to this dealership.
On July 22, 2020 the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022. Refer to Note 12 - Commitments and Contingencies for additional details of this agreement.
10. Debt
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
The Company paid $7,615 in debt issuance costs, of which $6,458 were allocated to the term debt and $1,157 were allocated to the line of credit. Additionally, the Company had $434 of remaining unamortized debt issuance costs. The Company expensed $277 of the remaining unamortized debt issuance costs, which are included in interest and other expense, net in the condensed consolidated statements of income for the year ended January 1, 2021 and the remaining $157 were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the First Amended and Restated Credit Facility.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.5%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At January 1, 2021, the one-month LIBOR and prime rates were 0.14% and 3.25%, respectively. At January 1, 2021, our weighted average interest rate on outstanding borrowing was 1.62%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 1, 2021.
In August 2020, the Company entered into an interest rate swap agreement to hedge the variability of cash flows in interest payments associated with $200,000 of its variable rate term debt. Refer to Note 11 - Derivatives and Hedging for further details of this agreement.
The First Amended and Restated Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at January 1, 2021.
The following table summarizes the line of credit under the First Amended and Restated Credit Facility:

	January 1,	January 3,
	2021	2020
Amount outstanding	$—	$68,000
Standby letter of credit	$15,000	$5,000
Available borrowing capacity	$235,000	$177,000
Maximum borrowing capacity	$250,000	$250,000
Maturity date	March 11, 2025

As of January 1, 2021, future principal payments for long-term debt, including the current portion, as summarized as follows:

January 1,
2021
For fiscal year
2021	$12,500
2022	17,500
2023	20,000
2024	20,000
2025	325,000
Total	395,000
Debt issuance cost	(5,412)
Long-term debt, net of issuance cost	389,588
Less: current portion	(12,500)
Long-term debt less current portion	$377,088

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
11. Derivatives and Hedging
On August 17, 2020 the Company entered into a Swap to mitigate the cash flow risk associated with changes in interest rates on $200,000 of its variable rate debt. Refer to Note 10 - Debt for further details of the Company's variable rate debt. The Swap matures on March 11, 2025. The Company pays a base fixed rate of 0.73% and in return receives the greater of (1) 1-month LIBOR, or (2) 0.50%. The Company accounts for interest rate swap contracts in accordance with ASC 815, Derivatives and Hedging, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The swap has been designated and accounted for as a cash flow hedge of the forecasted interest payments on the Company’s debt. As long as the swap continues to be a highly effective hedge of the designated interest rate risk, changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss), a component of equity. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings.
The fair value of the Swap on January 1, 2021 was a liability of $915. Refer to Note 16 - Fair Value Measurements and Financial Instruments for information on determining the fair value. The liability is included in other liabilities in the consolidated balance sheets. At both the inception of the Swap and at January 1, 2021, the interest rate swap was considered highly effective and accordingly, the $915 change in fair value incurred from inception was deferred and recorded in other comprehensive income (loss), net of taxes. As required under ASC 815, the Swap’s effectiveness will be assessed on a quarterly basis.
The Company’s derivative counterparty is an investment grade financial institution. The Company does not have any collateral arrangements with its derivative counterparty and the derivative contract does not contain credit risk related contingent features.

12. Commitments and Contingencies
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
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
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $6,556 during the year ended January 1, 2021. The stock portion of 136 shares held in escrow will be released quarterly starting January 2021 through July 2022. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through January 1, 2021. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
13. Stockholders' Equity
Secondary Stock Offering
In June 2020, the Company completed a secondary offering whereby it sold 2,760 shares of its common stock at a price of $76.00 per share for gross proceeds of $209,760. The net proceeds to the Company after underwriters' discounts and commissions of $11,015 and $511 of offering costs was $198,233. The total shares sold included 360 shares that were sold in connection with the underwriters' option to purchase additional shares. This offering was made pursuant to the Company's registration statement on Form S-3.
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
The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of January 1, 2021, there were 2,067 shares reserved for issuance under the Company's equity incentive plans and 1,422 shares available for grant under the 2013 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.
Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the fiscal years ended January 1, 2021, January 3, 2020, and December 28, 2018 was $8,618, $6,864, and $7,322, respectively, all of which related to RSUs. No compensation expense related to stock options was incurred during the fiscal years ended January 1, 2021, January 3, 2020, and December 28, 2018.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	2020	2019	2018
Cost of sales	$625	$802	$482
Sales and marketing	635	506	556
Research and development	788	721	640
General and administrative	6,570	4,835	5,644
Total	$8,618	$6,864	$7,322
As of January 1, 2021, $440 of stock-based compensation expense related to our executive bonus plan is included in Accrued Expenses on the Consolidated Balance Sheets.
Stock-based compensation expense capitalized to inventory was not material for the years ended January 1, 2021, January 3, 2020 and December 28, 2018.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
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
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2017	800	$23.91
Granted	223	37.07
Canceled	(30)	25.16
Vested	(338)	21.98
Unvested at December 28, 2018	655	29.34
Granted	131	74.70
Canceled	(67)	32.29
Vested	(292)	26.06
Unvested at January 3, 2020	427	44.98
Granted	260	47.46
Canceled	(13)	48.51
Vested	(224)	37.34
Unvested at January 1, 2021	450	$50.12

The fair value of vested RSUs was $15,625, $21,793 and $13,874 for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, respectively. As of January 1, 2021, the Company had approximately $17,398 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.57 years.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 29, 2017	886	$5.19	4	$29,840
Options exercised	(166)	5.25		9,384
Balance at December 28, 2018	720	5.17	3	39,403
Options exercised	(289)	5.03		17,422
Balance at January 3, 2020	431	5.27	2	27,814
Options exercised	(206)	5.16		19,724
Balance at January 1, 2021	225	5.37	2	22,593
Options vested and expected to vest - January 1, 2021	225	5.37	2	22,593
Options exercisable - January 1, 2021	225	5.37	2	22,593
Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on NASDAQ and the exercise price of outstanding, in-the-money options. No options vested during the year ended January 1, 2021. As of January 1, 2021, stock-based compensation expense related to stock options has been fully recognized.
During the years ended January 1, 2021, January 3, 2020 and December 28, 2018, 206, 289, and 166 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $1,063, $1,451, and $875, respectively.
14. Earnings Per Share
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
The following table presents the calculation of basic and diluted earnings per share:

	For the fiscal years ended
	2020	2019	2018
Net income attributable to FOX stockholders	$90,674	$93,033	$84,040

Weighted average shares used to compute basic earnings per share	40,229	38,333	37,805
Dilutive effect of employee stock plans	572	822	1,151
Weighted average shares used to compute diluted earnings per share	40,801	39,155	38,956
Earnings per share:
Basic	$2.25	$2.43	$2.22
Diluted	$2.22	$2.38	$2.16
The Company did not exclude any potentially dilutive shares from the calculation of diluted earnings per share for the years ended January 1, 2021, January 3, 2020 and December 28, 2018, as none of these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
15. Income Taxes
Provision for Income Taxes
The components of income tax expense are as follows:

	For the fiscal years ended
	2020	2019	2018
Current:
Federal	$18,061	$16,670	$10,330
State	1,590	256	604
Foreign	8,043	7,567	7,248
Total	27,694	24,493	18,182
Deferred:
Federal	(14,589)	(11,158)	(11,462)
State	373	586	(671)
Foreign	(694)	178	(526)
Total	(14,910)	(10,394)	(12,659)
Provision for income taxes	$12,784	$14,099	$5,523

The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the fiscal years ended
	2020	2019	2018
United States	$74,777	$77,810	$63,138
Foreign	29,753	30,759	27,752
	$104,530	$108,569	$90,890
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the fiscal years ended
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.8	1.8	1.8
Stock-based compensation	(5.9)	(6.3)	(3.8)
Foreign derived income benefit	(5.0)	(3.0)	(1.6)
Research and development tax credit	(0.9)	(0.8)	(1.2)
Executive compensation deduction limitation	0.8	1.2	2.2
Change in liability for unrecognized tax benefits	0.6	0.2	(10.8)
Other	(0.2)	(1.1)	(1.5)
Total provision	12.2%	13.0%	6.1%

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
Deferred Income Taxes

	January 1,	January 3,
	2021	2020
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$41,187	$33,320
Lease liability	5,966	4,304
Accrued liabilities	4,973	2,862
Inventory	4,386	3,542
Capitalized research and development	3,360	—
Research and development tax credits	1,851	4,369
Other	2,587	1,936
Total deferred tax asset	64,310	50,333
Valuation allowance	(7,172)	(6,548)
Net deferred tax asset	57,138	43,785
Deferred tax liabilities:
Intangible assets	(24,262)	(4,283)
Depreciation	(6,912)	(6,924)
Lease right-of-use asset	(6,024)	(4,215)
Accrued withholding tax on unremitted foreign dividends	(213)	(2,318)
Other	(365)	(320)
Total deferred tax liability	(37,776)	(18,060)
Net deferred tax asset	$19,362	$25,725
As of January 1, 2021, the Company had foreign tax credits of $41,187 that begin to expire in 2025, unless previously utilized, and foreign net operating loss carryforwards of $1,370, of which $1,370 begin to expire in 2037 if not utilized. The Company also had federal and state research and development credit carryforwards of approximately $1,334 and $2,321 respectively. The federal research and development credits begin to expire in 2036 unless previously utilized, and the state research credits do not expire.
As of January 1, 2021, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. As a result of the TCJA, the Company believes that it is more likely than not that a portion of its foreign tax credits will not be realizable, and as such, provided an allowance of $6,466 as of January 3, 2020. For the year ended January 1, 2021, the valuation allowance increased by $624, due to a generation of additional foreign tax credits from the foreign derived earnings. The valuation allowance for foreign tax credits was $7,161 as of January 1, 2021. Other components of the valuation allowance were not significant. It is reasonably possible that the Company could record a material adjustment to the valuation allowance in the next twelve months as management assesses the progress and outcome of its plans to alter the generation and utilization of foreign tax credits.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
Unrecognized Tax Benefits

	For the fiscal years ended
	2020	2019	2018
Balance - beginning of period	$2,300	$1,996	$8,154
Increase related to current year tax positions	664	557	457
Increase related to prior year tax positions	187	313	36
Decrease related to prior year tax positions	—	—	(6,480)
Decrease due to expiration of statute of limitations	(1)	(566)	(171)
Balance - end of period	$3,150	$2,300	$1,996
As of January 1, 2021, the Company had $3,150 of unrecognized tax benefits, of which approximately $2,479, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. In 2018, the Company received a no change letter from the Internal Revenue Service ("IRS") related to the audit of the Company's 2015 federal tax return. Additionally, the IRS and the Company entered into a closing agreement that resolved the uncertainty about the deductibility of amortization and depreciation arising from the acquisition of the Company in 2008 for all open tax years. The favorable conclusion resulted in a decrease in the unrecognized tax benefits of $6,198, of which $5,648 favorably impacted the effective tax rate. Including the reversal of the amounts presented net of deferred tax assets and accrued interest and penalties, the favorable conclusion resulted in a benefit of $9,838 to the provision for income tax for the year ended December 28, 2018. The deductibility of acquisition-related amortization and depreciation for state tax purposes remains uncertain.
As of January 1, 2021 and January 3, 2020, the Company had approximately $57 and $36, respectively, of cumulative interest and penalties related to the uncertain tax positions, and has elected to treat interest and penalties as a component of income tax expense.
The Company's 2018 forward federal tax returns, state tax returns from 2016 and forward, and foreign tax returns from 2018 and forward are subject to examination by tax authorities. Due to a favorable conclusion of a state audit in the first quarter of 2021, the company expects to release $2,718 of uncertain tax positions, of which $2,243 favorably impacts the effective tax rate.

16. Fair Value Measurement and Financial Instruments
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
January 1, 2021
(in thousands, except per share amounts)
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	January 1, 2021				January 3, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Credit Facility	$—	$389,588	$—	$389,588	$—	$68,000	$—	$68,000
Interest Rate Swap	—	915	—	915	—	—	—	—
Non-controlling interest subject to put provisions	—	—	—	—	—	—	15,719	15,719
Total liabilities measured at fair value	$—	$390,503	$—	$390,503	$—	$68,000	$15,719	$83,719
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended January 1, 2021, and January 3, 2020.
The Company used Level 2 inputs to determine the fair value of the Company’s First Amended and Restated Credit Facility. The Company believes the carrying amount of its First Amended and Restated Credit Facility approximates the fair value at January 1, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
On August 17, 2020 the Company entered into an interest rate swap agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. Refer to Note 11 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, Derivatives and Hedging Interest rate swap contract is recognized as an asset or liability on the consolidated balance sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.
On July 22, 2020, the Company, pursuant to a stock purchase agreement with Flagship, Inc., dated as of the same date, purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. Refer to Note 12 - Commitments and Contingencies for additional details of this agreement. Prior to the consummation of the stock purchase, the non-controlling interest was measured at fair value using Level 3 inputs.
The following table provides a reconciliation of the beginning and ending balances for the Company's obligations measured at fair value using Level 3 inputs:

Obligations (measured with level 3 inputs)
Balance at January 3, 2020	$15,719
Net income ascribed to non-controlling interest	1,072
Change in fair value	8,184
Purchase of non-controlling interest	(24,975)
Balance at January 1, 2021	$—

17. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $2,078, $1,153, and $850 for each of the years ended January 1, 2021, January 3, 2020 and December 28, 2018, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
18. Acquisitions
On March 11, 2020, the Company, through Fox Factory, Inc., acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA") from Southern Rocky Holdings, LLC for $331,853, net of cash acquired and exclusive of vehicle inventory. SCA is a leading OEM authorized specialty vehicle manufacturer for light duty trucks and SUVs with headquarters in Trussville, Alabama. SCA operates under three aftermarket brands: SCA Performance, Rocky Ridge Trucks, and Rocky Mountain Truckworks. The Company believes the acquisition will be complementary to FOX’s Tuscany business, expanding its North American geographic manufacturing footprint and broadening its product offering in a growing segment of the automotive industry. This transaction was accounted for as a business combination.
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $4,211 in costs associated with such retention incentives during the year ended January 1, 2021. Additionally, the Company paid $1,750 in transaction compensation to key SCA management concurrently with the closing.
The purchase price of SCA is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 11, 2020 with the excess purchase price allocated to goodwill. During the year ended January 1, 2021, the Company finalized the allocation of purchase price and recorded adjustments to Goodwill of $3,539 related to the completion of valuation of working capital, real estate, intangible assets and related deferred tax liabilities. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$331,531
Non-cash consideration	322
Total consideration at closing	$331,853

Fair market values
Other current assets	$16,350
Property, plant and equipment	8,300
Lease right-of-use assets	4,027
Customer relationships	124,400
Trademarks and brand	15,500
Goodwill	195,754
Total assets acquired	$364,331

Accounts payable and accrued expenses	7,678
Lease liabilities	4,027
Deferred taxes	20,773
Total liabilities assumed	32,478
Purchase price allocation	$331,853
The Company incurred $10,582 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation during the year ended January 1, 2021 and $602 of transaction costs during the year ended January 3, 2020. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income. Additional debt issuance costs of $6,622 were incurred in association with financing the transaction and will be amortized over the term of the First Amended and Restated Credit Facility. Refer to Note 10 - Debt for further details.
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $195,754 reflects the strategic fit of SCA with the Company’s operations. The Company will amortize the acquired customer relationships assets over their expected useful lives of 5-10 years. Trademarks, brand names and goodwill are expected to have an indefinite life, and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. SCA previously purchased intangibles in asset acquisitions with a remaining net tax basis approximating $77,989, which the Company may deduct for income tax purposes.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 1, 2021
(in thousands, except per share amounts)
The following unaudited pro forma financial information shows the combined results of operations of the Company and SCA, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory valuation step-up, interest expense on the term debt secured to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 21%. SCA was operated as a C Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on SCA’s net income. The pro forma results for the year ended January 1, 2021 exclude transaction costs associated with the acquisition and the results for the year ended January 3, 2020 have been adjusted to include these charges. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the years ended
	January 1, 2021	January 3, 2020
Pro forma sales	$909,903	$842,701
Pro forma net income attributable to FOX stockholders	$89,480	$78,577
Pro forma basic earnings per share	$2.45	$2.05
Pro forma diluted earnings per share	$2.41	$2.01

Total SCA revenues included in the consolidated statements of income	$76,648
Total SCA pre-tax income included in the consolidated statements of income	$7,555

19. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2020 and 2019 is as follows:

	Quarter Ended
	Jan 1,	Oct 2	Jul 3	April 3,	Jan 3,	Sep 27,	Jun 28,	Mar 29,
	2021	2020	2020	2020	2020	2019	2019	2019
Sales	$262,391	$260,700	$183,102	$184,361	$185,881	$211,317	$192,122	$161,700
Gross profit	83,472	89,474	59,986	56,615	59,641	69,817	62,220	51,057
Income from operations	37,670	45,553	19,359	11,567	26,159	35,360	29,471	21,819
Net income attributable to Fox Stockholders	31,796	38,020	12,608	8,250	22,522	29,487	22,921	18,103
Earnings per share:
Basic	$0.76	$0.91	$0.32	$0.21	$0.58	$0.77	$0.60	$0.48
Diluted	$0.75	$0.90	$0.32	$0.21	$0.58	$0.75	$0.59	$0.46

20. Subsequent Events
None.