Form 10-Q
period 2021-04-02
FOX FACTORY HOLDING CORP
filed 2021-05-06
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, there were 41,964,252 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of April 2, 2021 and January 1, 2021	3
	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended April 2, 2021 and April 3, 2020	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 2, 2021 and April 3, 2020	5
	Unaudited Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the Three Months Ended April 2, 2021 and April 3, 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 2, 2021 and April 3, 2020	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
Signatures		58

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	April 2,	January 1,
	2021	2021

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$291,471	$245,764
Accounts receivable (net of allowances of $803 and $663 at April 2, 2021 and January 1, 2021, respectively)	137,022	121,194
Inventory	166,546	127,091
Prepaids and other current assets	55,814	87,920
Total current assets	650,853	581,969
Property, plant and equipment, net	170,793	163,288
Lease right-of-use assets	25,308	26,148
Deferred tax assets	17,663	19,362
Goodwill	289,175	289,349
Intangibles, net	200,027	204,491
Other assets	3,279	1,954
Total assets	$1,357,098	$1,286,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$121,722	$92,403
Accrued expenses	63,812	59,391
Reserve for uncertain tax positions	—	1,095
Current portion of long-term debt	12,500	12,500
Total current liabilities	198,034	165,389
Long-term debt, less current portion	374,933	377,088
Other liabilities	21,840	24,913
Total liabilities	594,807	567,390
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of April 2, 2021 and January 1, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,854 shares issued and 41,964 outstanding as of April 2, 2021; 42,692 shares issued and 41,802 outstanding as of January 1, 2021	42	42
Additional paid-in capital	340,347	336,834
Treasury stock, at cost; 890 common shares as of April 2, 2021 and January 1, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	2,689	1,068
Retained earnings	432,967	394,981
Total stockholders’ equity	762,291	719,171
Total liabilities and stockholders’ equity	$1,357,098	$1,286,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended
	April 2,	April 3,
	2021	2020
Sales	$281,136	$184,361
Cost of sales	183,212	127,746
Gross profit	97,924	56,615
Operating expenses:
Sales and marketing	16,858	12,063
Research and development	9,876	8,029
General and administrative	20,369	22,413
Amortization of purchased intangibles	4,965	2,543
Total operating expenses	52,068	45,048
Income from operations	45,856	11,567
Interest and other expense, net:
Interest expense	2,904	1,847
Other expense	959	62
Interest and other expense, net	3,863	1,909
Income before income taxes	41,993	9,658
Provision for income taxes	4,007	920
Net income	37,986	8,738
Less: net income attributable to non-controlling interest	—	488
Net income attributable to FOX stockholders	$37,986	$8,250
Earnings per share:
Basic	$0.91	$0.21
Diluted	$0.90	$0.21
Weighted-average shares used to compute earnings per share:
Basic	41,851	38,571
Diluted	42,343	39,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended
	April 2,	April 3,
	2021	2020
Net income	$37,986	$8,738
Other comprehensive income (loss)
Interest rate swap, net of tax effects	2,145	—
Foreign currency translation adjustments, net of tax effects	(524)	(940)
Other comprehensive income (loss)	1,621	(940)
Comprehensive income	39,607	7,798
Less: comprehensive income attributable to non-controlling interest	—	488
Comprehensive income attributable to FOX stockholders	$39,607	$7,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	45	—	—	—	(2,047)	—	—	(2,047)	—
Issuance of stock for business acquisition	—	—	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921	—
Other comprehensive loss	—	—	—	—	—	(940)	—	(940)	—
Net income	—	—	—	—	—	—	8,250	8,250	488
Balance - April 3, 2020	39,493	$39	890	$(13,754)	$123,470	$(790)	$320,741	$429,706	$16,207
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	162	—	—	—	598	—	—	598	—
Stock-based compensation expense	—	—	—	—	2,915	—	—	2,915	—
Other comprehensive income	—	—	—	—	—	1,621	—	1,621	—
Net income	—	—	—	—	—	—	37,986	37,986	—
Balance - April 2, 2021	42,854	$42	890	$(13,754)	$340,347	$2,689	$432,967	$762,291	$—
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	April 2, 2021	April 3, 2020
OPERATING ACTIVITIES:
Net income	$37,986	$8,738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,069	5,829
Stock-based compensation	2,494	1,921
Deferred taxes and uncertain tax positions	(438)	(8,649)
Amortization of loan fees	411	389
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(16,536)	14,391
Inventory	(40,074)	(22,479)
Income taxes	2,288	916
Prepaids and other assets	33,263	(61,695)
Accounts payable	33,653	30,345
Accrued expenses and other liabilities	2,912	(3,191)
Net cash provided by (used in) operating activities	66,028	(33,485)
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,885)	(12,841)
Acquisition of businesses, net of cash acquired	—	(329,209)
Net cash used in investing activities	(16,885)	(342,050)
FINANCING ACTIVITIES:
Proceeds from line of credit	8,480	156,000
Payments on line of credit	(8,480)	(139,000)
Proceeds from issuance of debt, net of origination fees of $6,622	—	393,379
Repayment of debt	(2,500)	—
Installment on purchase of non-controlling interest	(1,850)	—
Proceeds (repurchases) from stock compensation program, net	598	(2,047)
Net cash (used in) provided by financing activities	(3,752)	408,332
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	316	(351)
CHANGE IN CASH AND CASH EQUIVALENTS	45,707	32,446
CASH AND CASH EQUIVALENTS—Beginning of period	245,764	43,736
CASH AND CASH EQUIVALENTS—End of period	$291,471	$76,182

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	April 2, 2021	April 3, 2020
Cash paid during the period for:
Income taxes	$2,048	$9,280
Cash paid for interest, net of capitalized interest	$2,422	$729
Cash paid for amounts included in the measurement of lease liabilities	$1,994	$1,602
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$1,160	$4,336
Non-cash investing activities:
Capital expenditures included in accounts payable	$3,633	$3,805
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S." or "United States") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 1, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 25, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2021 and 2020, the Company's fiscal year will end or has ended on December 31, 2021 and January 1, 2021, respectively. The twelve month periods ended December 31, 2021 and January 1, 2021, will include or have included 52 weeks. The three month periods ended April 2, 2021 and April 3, 2020 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021, as filed with the SEC on February 25, 2021 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed. Additionally, the Company has been impacted by the ongoing coronavirus (“COVID-19”) outbreak. The global outbreak of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. Despite the Company’s efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control, including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; increases in COVID-19 case counts; any additional waves of the virus, availability and ultimate efficacy of the vaccine on the new variants of the virus; and the effect of the pandemic on short- and long-term general economic conditions.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Recent Accounting Pronouncements - In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted ASU 2019-12 effective in the first quarter of fiscal year 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in ASU 2020-10 contain improvements to the Codification by including disclosure guidance in appropriate disclosure and ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The ASU also provides clarification to various codification topics to improve consistency in guidance application. The amendments are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2020-10 effective in the first quarter of fiscal year 2021. The adoption of ASU 2020-10 did not have a material impact on the Company's consolidated financial statements and related disclosures.

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended
	April 2, 2021	April 3, 2020
Powered Vehicles	$162,747	$120,526
Specialty Sports	118,389	63,835
Total sales	$281,136	$184,361

The following table summarizes total sales by sales channel:

	For the three months ended
	April 2, 2021	April 3, 2020
OEM	$151,480	$103,748
Aftermarket	129,656	80,613
Total sales	$281,136	$184,361

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	April 2, 2021	April 3, 2020
North America	$180,483	$130,622
Asia	51,856	22,878
Europe	45,739	28,959
Rest of the world	3,058	1,902
Total sales	$281,136	$184,361

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Remaining performance obligations represent the transaction price of contracts, generally considered to be the customer's purchase order, for which work has not been performed or has been partially performed. The Company has elected to exclude remaining performance obligations with an original expected duration of one year or less. Revenue expected to be recognized from remaining performance obligations as of April 2, 2021 for contracts with a duration more than one year was approximately $30,304, all of which is expected to be recognized during fiscal year 2022.

3. Inventory
Inventory consisted of the following:

	April 2,	January 1,
	2021	2021
Raw materials	$118,902	$87,503
Work-in-process	12,067	5,306
Finished goods	35,577	34,282
Total inventory	$166,546	$127,091

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	April 2,	January 1,
	2021	2021
Prepaid chassis deposits	$30,150	$66,812
Advanced payments and prepaid contracts	12,140	8,683
Current portion of acquisition-related compensation held in escrow	4,229	4,518
Other current assets	9,295	7,907
Total	$55,814	$87,920

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	April 2,	January 1,
	2021	2021
Building and building improvements	$75,738	$75,753
Information systems, office equipment and furniture	15,396	14,176
Internal-use computer software	20,752	19,853
Land	9,642	9,698
Leasehold improvements	16,385	15,075
Machinery and manufacturing equipment	89,517	81,281
Transportation equipment	6,475	6,187
Total	233,905	222,023
Less: accumulated depreciation and amortization	(63,112)	(58,735)
Property, plant and equipment, net	$170,793	$163,288

The Company’s long-lived assets by geographic location are as follows:

	April 2,	January 1,
	2021	2021
United States	$149,277	$144,529
International	21,516	18,759
Total long-lived assets	$170,793	$163,288

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from 1 to 7 years, some of which include options to extend the lease term for up to 5 years, and some of which include options to terminate the leases within 1 year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.36 years and the weighted-average incremental borrowing rate was 3.14% as of April 2, 2021.
Operating lease costs consisted of the following:

	For the three months ended
	April 2, 2021	April 3, 2020
Operating lease cost	$2,070	$1,576
Other lease costs (1)	225	274
Total	$2,295	$1,850

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	April 2, 2021
Operating lease right-of-use assets	Lease right-of-use assets	$25,308
Current lease liabilities	Accrued expenses	$7,200
Non-current lease liabilities	Other liabilities	$17,947
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2021 (excluding the 3 months ended April 2, 2021)	$5,983
2022	6,731
2023	5,260
2024	3,499
2025	2,775
Thereafter	2,727
Total lease payments	26,975
Less: imputed interest	(1,828)
Present value of lease liabilities	25,147
Less: current portion	(7,200)
Lease liabilities less current portion	$17,947

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	April 2,	January 1,
	2021	2021
Payroll and related expenses	$19,268	$22,407
Current portion of lease liabilities	7,200	6,754
Warranty	11,521	9,835
Income tax payable	10,231	7,595
Accrued sales rebate	6,904	4,471
Current portion of non-controlling interest buyout liability	3,600	4,550
Other accrued expenses	5,088	3,779
Total	$63,812	$59,391

Activity related to warranties is as follows:

	For the three months ended
	April 2, 2021	April 3, 2020
Beginning warranty liability	$9,835	$5,649
Charge to cost of sales	3,261	1,054
Fair value of warranty assumed in acquisition	—	3,158
Costs incurred	(1,575)	(1,142)
Ending warranty liability	$11,521	$8,719

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
The Company paid $7,615 in debt issuance costs, of which $6,458 were allocated to the term debt and $1,157 were allocated to the line of credit. Additionally, the Company had $434 of remaining unamortized debt issuance costs. The Company expensed $277 of the remaining unamortized debt issuance costs, which are included in interest and other expense, net in the condensed consolidated statements of income for the three months ended April 3, 2020. The remaining $157 were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the First Amended and Restated Credit Facility.
The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.50%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At April 2, 2021, the one-month LIBOR and prime rates were 0.11% and 3.25%, respectively. At April 2, 2021, our weighted-average interest rate on outstanding borrowing was 1.87%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 2, 2021.
In August 2020, the Company entered into an interest rate swap agreement to hedge the variability of cash flows in interest payments associated with $200,000 of its variable rate term debt. Refer to Note 10 - Derivatives and Hedging for further details of this agreement.
The First Amended and Restated Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at April 2, 2021.
The following table summarizes the line of credit under the First Amended and Restated Credit Facility:

April 2,
2021
Amount outstanding	$—
Standby letters of credit	15,000
Available borrowing capacity	235,000
Total borrowing capacity	$250,000
Maturity date	March 11, 2025

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
As of April 2, 2021, future principal payments for long-term debt, including the current portion, as summarized as follows:

April 2,
2021
For fiscal year
2021 (remaining 9 months)	$10,000
2022	17,500
2023	20,000
2024	20,000
2025	325,000
Total	392,500
Debt issuance cost	(5,067)
Long-term debt, net of issuance cost	387,433
Less: current portion	(12,500)
Long-term debt less current portion	$374,933

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
Legal Proceedings - A lawsuit was filed on December 17, 2015 by SRAM Corporation (“SRAM”) in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada Holding Corp. (“RFE Canada”). The lawsuit alleges patent infringement of U.S. Patent number 9,182,027 ("027 Patent") and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of U.S Patent number 9,291,250 ("250 Patent"). The Company believes that the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before the U. S. Patent and Trademark Appeals Board ("PTAB"), for Interparties Reviews ("IPR") of the 027 Patent and separately the same for the 250 Patent. In February 2021, the PTAB issued opinions in the 027 Patent petition cases stating that the Company has shown all of the claims of the 027 Patent to be obvious. The PTAB has also issued an opinion in the 250 Patent case stating that the Company has not shown the claims of the 250 Patent to be obvious.
In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. The Company filed a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The U.S. District Court, Northern District of Illinois has, in view of the 027 Patent PTAB process and opinion, stayed the SRAM lawsuits against the Company.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Due to the inherent uncertainties of litigation, the Company is not able to predict either the outcomes or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected. The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion has been or will be settled in quarterly installment payments beginning in July 2020 through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $1,850 during the three months ended April 2, 2021 and had a remaining liability of $16,569 as of April 2, 2021. The stock portion of 136 shares held in escrow has been or will be released quarterly starting January 2021 through July 2022. The Company released 19 shares of stock during the three months ended April 2, 2021. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through April 2, 2021. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

10. Derivatives and Hedging
On August 17, 2020 the Company entered into a swap (the "Swap") to mitigate the cash flow risk associated with changes in interest rates on $200,000 of its variable rate debt. Refer to Note 8 - Debt for further details of the Company's variable rate debt. The Swap matures on March 11, 2025. The Company pays a base fixed rate of 0.73% and in return receives the greater of (1) 1-month LIBOR, or (2) 0.50%. The Company accounts for interest rate swap contracts in accordance with ASC 815, Derivatives and Hedging, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The Swap has been designated and accounted for as a cash flow hedge for a portion of the forecasted interest payments on the Company’s debt. As long as the Swap continues to be a highly effective hedge of the designated interest rate risk, changes in the fair value of the Swap are recorded in accumulated other comprehensive income (loss), a component of equity. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings.
The fair value of the Swap on April 2, 2021 was an asset of $1,895. Refer to Note 11 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The asset is included in Other Assets in the Consolidated Balance Sheets. At both the inception of the Swap and at April 2, 2021, the interest rate swap was considered highly effective and accordingly, the $1,895 change in fair value incurred from inception was deferred and recorded in other comprehensive income (loss), net of taxes. As required under ASC 815, the Swap’s effectiveness will be assessed on a quarterly basis.
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
(in thousands, except per share amounts)
(unaudited)
11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	April 2, 2021				January 1, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$1,895	$—	$1,895	$—	$—	$—	$—
Total assets measured at fair value	$—	$1,895	$—	$1,895	$—	$—	$—	$—
Liabilities:
Credit Facility	$—	$387,433	$—	$387,433	$—	$389,588	$—	$389,588
Interest Rate Swap	—	—	—	—	—	915	—	915
Total liabilities measured at fair value	$—	$387,433	$—	$387,433	$—	$390,503	$—	$390,503
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three month period ended April 2, 2021.
The Company used Level 2 inputs to determine the fair value of its First Amended and Restated Credit Facility. The Company believes the carrying amount of its First Amended and Restated Credit Facility approximates the fair value at April 2, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
On August 17, 2020 the Company entered into an interest rate swap agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. Refer to Note 10 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, Derivatives and Hedging, an interest rate swap contract is recognized as an asset or liability on the consolidated balance sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

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
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the three months ended
	April 2, 2021	April 3, 2020
Cost of sales	$121	$129
Sales and marketing	152	152
Research and development	187	201
General and administrative	2,034	1,439
Total	$2,494	$1,921

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan is included in Accrued Expenses on the Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the three months ended April 2, 2021 upon the issuance of the underlying restricted stock units.
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the three months ended April 2, 2021:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	450	$50.12
Granted	36	$141.35
Canceled	(3)	$46.70
Vested	(19)	$55.00
Unvested at April 2, 2021	464	$56.97
As of April 2, 2021, the Company had approximately $19,544 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.45 years.
During the three months ended April 2, 2021, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period and depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of performance share units is calculated based on the stock price on the date of grant.
The following table summarizes the activity for the Company's unvested PSUs for the three months ended April 2, 2021:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	—	$—
Granted	26	$140.24
Unvested at April 2, 2021	26	$140.24
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future stock-based compensation expense for unvested performance based awards could reach a maximum of $7,270 assuming payout of all unvested awards. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.25 years.
For the three months ended April 2, 2021, the Company had 54 unvested RSUs and PSUs outstanding which were excluded from the calculation of dilutive earnings per share because the effect would be anti-dilutive.
During the three months ended April 2, 2021, 144 shares of common stock were issued due to the exercise of stock options and no options to purchase common stock expired or were forfeited. As of April 2, 2021, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
13. Income Taxes

	For the three months ended
	April 2, 2021	April 3, 2020
Provision for income taxes	$4,007	$920
Effective tax rates	9.5%	9.5%
For the three months ended April 2, 2021, the difference between the Company's effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from windfall on stock based compensation, the recognition of uncertain tax positions due to the conclusion of an audit and a lower tax rate on foreign derived intangible income. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses.
For the three months ended April 3, 2020, the difference between the Company's effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from the negotiated reduction of Switzerland withholding tax on prior year earnings. These benefits were partially offset by state taxes, global low-tax intangible income tax, non-deductible expenses, and an excess benefit related to stock-based compensation.
There are no ongoing income tax audits as of April 2, 2021.

14. Related Party Transactions
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech. Ridetech has a building lease for its manufacturing and office facilities in Jasper, Indiana. The buildings are owned by a former owner of Ridetech, who is now an employee of the Company. The lease is effective from May 1, 2019 through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $48 for the three months ended April 2, 2021.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $202 of parts and vehicles and sold approximately $120 of upfit packages to the dealership during the three months ended April 2, 2021. As of April 2, 2021, the Company had $27 and $88 in accounts payable and accounts receivable, respectively, related to this dealership. Refer to Note 15 - Acquisitions for further details of this acquisition.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
15. Acquisitions
On March 11, 2020, the Company, through Fox Factory, Inc., acquired 100% of the issued and outstanding stock of SCA from Southern Rocky Holdings, LLC for $331,853, net of cash acquired and exclusive of vehicle inventory. SCA is a leading OEM authorized specialty vehicle manufacturer for light duty trucks and SUVs with headquarters in Trussville, Alabama. SCA operates under three aftermarket brands: SCA Performance, Rocky Ridge Trucks, and Rocky Mountain Truckworks. This transaction was accounted for as a business combination.
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $1,290 in costs associated with such retention incentives during the three months ended April 2, 2021.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Fair market values
Tangible assets acquired	$28,678
Liabilities assumed	(32,479)
Intangible assets	139,900
Goodwill	195,754
Total	$331,853
The Company incurred $10,579 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation, during the three months ended April 3, 2020. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021, as filed with the SEC on February 25, 2021, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. "Risk Factors" of our 2020 Annual Report on Form 10-K, as filed with the SEC on February 25, 2021, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Critical Accounting Policies and Estimates
As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA" or "Tax Act") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore have provided a partial valuation allowance of $6.8 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our consolidated financial statements. In the first quarter of 2021, the Company increased the forecast for additional revenue from Taiwan. The additional revenue will generate foreign tax credits that the Company believes will render tax credits carried over from prior periods not be realizable before their expiration. The Company has therefore added $3.0 million to the valuation allowance in the first quarter of 2021.
There have been no other changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021, as filed with the SEC on February 25, 2021, that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	April 2, 2021	April 3, 2020
Sales	$281,136	$184,361
Cost of sales	183,212	127,746
Gross profit	97,924	56,615
Operating expenses:
Sales and marketing	16,858	12,063
Research and development	9,876	8,029
General and administrative	20,369	22,413
Amortization of purchased intangibles	4,965	2,543
Total operating expenses	52,068	45,048
Income from operations	45,856	11,567
Interest and other expense, net:
Interest expense	2,904	1,847
Other expense	959	62
Interest and other expense, net	3,863	1,909
Income before income taxes	41,993	9,658
Provision for income taxes	4,007	920
Net income	37,986	8,738
Less: net income attributable to non-controlling interest	—	488
Net income attributable to FOX stockholders	$37,986	$8,250

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	April 2, 2021	April 3, 2020
Sales	100.0%	100.0%
Cost of sales	65.2	69.3
Gross profit	34.8	30.7
Operating expenses:
Sales and marketing	6.0	6.5
Research and development	3.5	4.4
General and administrative	7.2	12.2
Amortization of purchased intangibles	1.8	1.4
Total operating expenses	18.5	24.4
Income from operations	16.3	6.3
Interest and other expense, net:
Interest expense	1.0	1.0
Other expense	0.3	—
Interest and other expense, net	1.4	1.0
Income before income taxes	14.9	5.2
Provision for income taxes	1.4	0.5
Net income	13.5	4.7
Less: net income attributable to non-controlling interest	—	0.3
Net income attributable to FOX stockholders	13.5%	4.5%
*Percentages may not foot due to rounding.

Three months ended April 2, 2021 compared to three months ended April 3, 2020
Sales

	For the three months ended
(in millions)	April 2, 2021	April 3, 2020	Change ($)	Change (%)
Powered Vehicle products	$162.7	$120.5	$42.2	35.0%
Specialty Sports products	118.4	63.8	54.6	85.5
Total sales	$281.1	$184.3	$96.8	52.5%
Total sales for the three months ended April 2, 2021 increased approximately $96.8 million, or 52.5%, compared to the three months ended April 3, 2020. Powered Vehicle product sales increased by $42.2 million, or 35.0%, primarily due to the impact of our SCA subsidiary, which was acquired in March 2020, and the continued success of our product lineup. Additionally, Specialty Sports product sales increased by $54.6 million, or 85.5%, primarily due to increased demand in both the OEM and aftermarket channels.
Cost of sales

	For the three months ended
(in millions)	April 2, 2021	April 3, 2020	Change ($)	Change (%)
Cost of sales	$183.2	$127.7	$55.5	43.5%
Cost of sales for the three months ended April 2, 2021 increased approximately $55.5 million, or 43.5%, compared to the three months ended April 3, 2020. The increase in cost of sales was primarily due to the 52.5% increase in sales in the same period, as well as certain business factors affecting gross margin which are discussed below.
For the three months ended April 2, 2021, our gross margin increased 410 basis points to 34.8% compared to 30.7% for the three months ended April 3, 2020. The increase in gross margin was primarily due to favorable product and channel mix including the impact of the SCA acquisition. Additionally, approximately $1.8 million of additional factory costs were incurred during the three months ended April 3, 2020 as compared to the three months ended April 2, 2021 due to mandated closures in response to COVID-19.
Operating expenses

	For the three months ended
(in millions)	April 2, 2021	April 3, 2020	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$16.9	$12.1	$4.8	39.7%
Research and development	9.9	8.0	1.9	23.8
General and administrative	20.4	22.4	(2.0)	(8.9)
Amortization of purchased intangibles	4.9	2.5	2.4	96.0
Total operating expenses	$52.1	$45.0	$7.1	15.8%
Total operating expenses for the three months ended April 2, 2021 were $52.1 million compared to $45.0 million for the three months ended April 3, 2020. When expressed as a percentage of total sales, total operating expenses decreased to 18.5% of total sales for the three months ended April 2, 2021 compared to 24.4% of total sales in the three months ended April 3, 2020. The increase in operating expenses is primarily due to the inclusion of a full quarter of SCA related costs, including operating costs and amortization expense, as well as higher employee related expenses and various other costs, partially offset by lower acquisition related costs.

Within operating expenses, our sales and marketing expenses increased approximately $4.8 million primarily due to SCA costs of $3.3 million, employee related expenses of $1.0 million, and various others. Research and development costs increased approximately $1.9 million primarily due to investments to support future growth and product innovation. General and administrative expenses decreased by approximately $2.0 million due to various factors including a decrease in acquisition related costs of $9.9 million, partially offset by higher headcount and incentive compensation costs of $4.7 million as we continue to expand our administrative support functions, the inclusion of a full quarter of SCA operating costs of $1.4 million and various other costs.
Amortization of purchased intangibles for the three months ended April 2, 2021 increased by approximately $2.4 million as compared to the three months ended April 3, 2020. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of SCA.
Income from operations

	For the three months ended
(in millions)	April 2, 2021	April 3, 2020	Change ($)	Change (%)
Income from operations	$45.9	$11.6	$34.3	295.7%
As a result of the factors discussed above, income from operations for the three months ended April 2, 2021 increased approximately $34.3 million, or 295.7%, compared to income from operations for the three months ended April 3, 2020.
Interest and other expense, net

	For the three months ended
(in millions)	April 2, 2021	April 3, 2020	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$2.9	$1.8	$1.1	61.1%
Other expense	1.0	0.1	0.9	900.0%
Interest and other expense, net	$3.9	$1.9	$2.0	105.3%
Interest and other expense, net for the three months ended April 2, 2021 increased by $2.0 million to $3.9 million compared to $1.9 million for the three months ended April 3, 2020. The increase in interest and other expense, net is primarily due to interest expense on additional borrowings in connection with our March 2020 acquisition of SCA and higher foreign exchange losses.
Income taxes

	For the three months ended
(in millions)	April 2, 2021	April 3, 2020	Change ($)	Change (%)
Provision for income taxes	$4.0	$0.9	$3.1	344.4%
The effective tax rate was 9.5% for the three month periods ended April 2, 2021 and April 3, 2020.
For the three months ended April 2, 2021, the difference between the Company's effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from windfall on stock based compensation, the recognition of uncertain tax positions due to the conclusion of an audit and a lower tax rate on foreign derived intangible income. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses.
For the three months ended April 3, 2020, the difference between our effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from a negotiated reduction of Switzerland withholding tax on prior year earnings. These benefits were partially offset by state taxes, global low-tax intangible income, nondeductible expenses, and an excess benefit related to stock-based compensation

Net income

	For the three months ended
(in millions)	April 2, 2021	April 3, 2020	Change ($)	Change (%)
Net income	$38.0	$8.7	$29.3	336.8%
As a result of the factors described above, our net income increased $29.3 million, or 336.8%, to $38.0 million in the three months ended April 2, 2021 from $8.7 million for the three months ended April 3, 2020.

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

	For the three months ended
(in thousands)	April 2, 2021	April 3, 2020
Net cash provided by (used in) operating activities	$66,028	$(33,485)
Net cash used in investing activities	(16,885)	(342,050)
Net cash (used in) provided by financing activities	(3,752)	408,332
Effect of exchange rate changes on cash and cash equivalents	316	(351)
Change in cash and cash equivalents	$45,707	$32,446
Operating activities
Cash provided by or used in operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the three months ended April 2, 2021, net cash provided by operating activities was $66.1 million and consisted of net income of $38.0 million, plus non-cash items totaling $12.6 million and changes in operating assets and liabilities totaling $15.5 million. Non-cash items and other adjustments consisted of depreciation and amortization of $10.1 million, stock-based compensation of $2.5 million, and amortization of loan fees of $0.4 million, offset by a $0.4 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increased inventory of $40.1 million, and accounts receivable of $16.6 million, offset by a decrease in prepaids and other current assets of $33.3 million, and increases in accounts payable of $33.7 million, accrued expenses of $2.9 million, and income taxes of $2.3 million. The decrease in prepaids and other current assets is primarily due to timing of chassis deposits at our SCA and Tuscany subsidiaries. The changes in inventory, accounts receivable, and accounts payable reflect business growth. The changes in accrued expenses and income taxes are primarily attributable to the timing of rebate payments and the timing of tax payments, respectively.

In the three months ended April 3, 2020, net cash used in operating activities was $33.5 million and consisted of net income of $8.7 million, plus non-cash items totaling $0.5 million and less changes in operating assets and liabilities totaling $41.7 million. Non-cash items and other adjustments consisted of depreciation and amortization of $5.8 million, stock-based compensation of $1.9 million, and amortization of loan fees of $0.4 million, offset by a $8.6 million change in deferred taxes and uncertain tax positions. Our investment in operating assets and liabilities is a result of increased prepaids and other current assets of $61.7 million, inventory of $22.4 million, and decreases in accrued expenses of $3.2 million, offset by decreases in accounts receivable of $14.4 million, increases in accounts payable of $30.3 million and income taxes of $0.9 million. The change in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our March 2020 SCA subsidiary acquisition. The changes in inventory, accounts receivable, and accounts payable reflect the impact of mandated shutdowns in response to COVID-19 on our shipment, collection and payment cycles. The changes in accrued expenses and income taxes are primarily attributable to seasonality and the timing of tax payments.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the three months ended April 2, 2021 and April 3, 2020, net cash used in investing activities was $16.9 million and $342.1 million, respectively. Investing activities for the three months ended April 2, 2021 consisted of $16.9 million of property and equipment additions. Our investing activities for the three months ended April 3, 2020 consisted of $329.2 million of cash consideration for our acquisition of SCA and $12.8 million of property and equipment additions.
Financing activities
Cash used in or provided by financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the three months ended April 2, 2021, net cash used in financing activities was $3.8 million, which consisted of payments on our term debt of $2.5 million and $1.9 million in installment payments related to the purchase of the Tuscany non-controlling interest. These outflows were partially offset by $0.6 million in net proceeds received as part of our stock-based compensation program. Refer to Note 9 - Commitments and Contingencies for additional information on our purchase of the Tuscany non-controlling interest.
In the three months ended April 3, 2020, net cash provided by financing activities was $408.3 million, which consisted of $393.4 million in proceeds, net of issuance costs, from our credit facility entered into in June 2019 with Bank of America and other named lenders, which was amended and restated in connection with our acquisition of SCA, as well as net draws of $17.0 million from our line of credit. In addition, we paid $2.1 million to repurchase shares of our common stock, as part of our stock-based compensation program.

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
The First Amended and Restated Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.50% or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At April 2, 2021, the one-month LIBOR and prime rates were 0.11% and 3.25%, respectively. At April 2, 2021, our weighted-average interest rate on outstanding borrowing was 1.87%. The First Amended and Restated Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 2, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2021, as filed with the SEC on February 25, 2021.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2021. Based on the evaluation of our disclosure controls and procedures as of April 2, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A lawsuit was filed on December 17, 2015 by SRAM in the U.S. District Court, Northern District of Illinois, against the Company’s wholly-owned subsidiary, RFE Canada. The lawsuit alleges patent infringement of 027 Patent and violation of the Lanham Act. SRAM filed a second lawsuit in the same court against RFE Canada on May 16, 2016, alleging patent infringement of 250 Patent. The Company believes that the lawsuits are without merit and intends to vigorously defend itself. As such, the Company has filed, before PTAB, for IPR of the 027 Patent and separately the same for the 250 Patent. In February 2021, the PTAB issued opinions in the 027 Patent petition cases stating that the Company has shown all of the claims of the 027 Patent to be obvious. The PTAB has also issued an opinion in the 250 Patent case stating that the Company has not shown the claims of the 250 Patent to be obvious.
In a separate action, the Company filed a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM. That lawsuit alleges SRAM’s infringement of two separate Company owned patents, specifically U.S. Patent numbers 6,135,434 and 6,557,674. The Company filed a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of the Company’s U.S. Patent numbers 8,226,172 and 8,974,009. These lawsuits have been moved to U.S. District Court, District of Colorado and are otherwise proceeding. The U.S. District Court, Northern District of Illinois has, in view of the 027 Patent PTAB process and opinion, stayed the SRAM lawsuits against the Company.
Due to the inherent uncertainties of litigation, the Company is not able to predict either the outcomes or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the consolidated financial statements for the settlement of these matters. Were an unfavorable ruling to occur, or if factors indicate that a loss is probable and reasonably estimable, the Company's business, financial condition or results of operations could be materially and adversely affected. The Company is involved in other legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
Summary of Risk Factors
The risks described below include, but are not limited to, the following:
Risks Related to Our Business and Operations
•our business, financial condition and results of operations have been and may continue to be adversely affected by global public health epidemics or pandemics, including the ongoing COVID-19 pandemic;
•failure to effectively compete against competitors, enhance existing products or develop, manufacture and market new products that respond to consumer needs and preferences and achieve market acceptance could result in a decrease in demand for our products and negatively impact our business and financial results;
•our performance-defining products, and the bike and powered vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy, a shrinking market for these powered vehicles, or a material decline in demand for the high-end bikes that make up a significant portion of our sales;
•changes in our customer, channel and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate;
•a disruption in the operations of our facilities, such as work stoppages, or delays in our planned expansion of certain facilities, could have a negative effect on our business, financial condition or results of operations;
•our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team;
•we may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition or results of operations;
•the loss of the support of professional athletes for our products, or the inability to attract new professional athletes or disruption in relationships with dealers and distributors may harm our business;
•our business is dependent in large part on the orders we receive from our OEM customers and from their success. The loss of all or a substantial portion of our sales to any of these customers could have a material adverse impact on us and our results of operations;
•our international operations are exposed to risks associated with conducting business globally, including currency exchange rate fluctuations and policies related to global trade and tariffs;
•if we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected, while intellectual property disputes could lead to significant costs or the inability to sell products;
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
•we are subject to certain risks in our manufacturing and in the testing of our products;
•fuel shortages, or high prices for fuel, could have a negative effect on the use of powered vehicles that use our products;
•we rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, if we or our vendors or commercial partners experience an interruption in our operations, or if we are impacted by cybersecurity attacks, our business could suffer;

•our dependency on a limited number of suppliers for materials, product parts, and vehicle chassis could lead to an increase in material costs, disruptions in our supply chain, or reputational costs;
•we have grown and may continue to grow in the future through acquisitions and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or complete any future acquisitions on favorable terms, or at all;
•our operating results are subject to quarterly variations in our sales, which could make our operating results difficult to predict and could adversely affect the price of our common stock;
•growth in our sales and the mix of domestic versus export shipments from Taiwan could cause additional foreign tax credits to not be realizable, potentially reducing our income and adversely affecting our cash flows;
Risks Related to Our Indebtedness and Liquidity
•our First Amended and Restated Credit Facility places operating restrictions on us and creates default risks, and the variable rate makes us more vulnerable to increases in interest rates;
•we will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt;
•we may incur losses on interest rate swap and hedging arrangements;
Risks Related to Laws and Regulations
•changes in tax laws and regulations or other factors could cause our income tax obligations to increase, potentially reducing our net income and adversely affecting our cash flows;
•we are subject to extensive U.S. federal and state, foreign and international safety, environmental, employment practices and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with such regulation, which could have a negative effect on our business and results of operations;
•unpredictability in increasingly stringent emission standards and increasing focus on environmental, social and governance responsibility, including climate change, may impose additional costs and new risks on us;
•we are subject to employment practice laws and regulations, and, as such, are exposed to litigation risks; and we may incur higher employee costs in the future;
•we retain certain personal information about individuals and are subject to various privacy and consumer protection laws;
•our vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements;
Risks Related to Ownership of Our Common Stock
•potential volatility in our trading price, publications by securities or industry analysts, and future issuances, sales, and the perception of such could cause our stock price and trading volume to decline;
•anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our Company;
•our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees; and
General Risk Factors
•failure of our internal control over financial reporting could adversely affect our business and financial results.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health epidemics or pandemics, including the ongoing COVID-19 pandemic.
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has resulted in over two and a half million deaths worldwide, as of the date of filing this Quarterly Report, and continues to spread in major markets in which we operate. The impact of the COVID-19 pandemic, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
These government-mandated closures, “shelter-in-place” directives, and an outbreak among, or quarantine of, the employees in any of our facilities, have caused and could continue to cause significant interruptions to, or temporary closures of our operations. These impacts include, but are not limited to:
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

We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities and our suppliers, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which the Company operates. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside our control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; increases in COVID-19 case counts; any additional waves of the virus; availability and ultimate efficacy of the vaccine on new variants of the virus; and the effect of the pandemic on short- and long-term general economic conditions.
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
•changes in consumer trends and perceptions; and
•lack of investment in sponsorships, marketing and public relations.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 23%, 32%, and 32% of our sales in fiscal years 2020, 2019, and 2018. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, the loss of market share by these customers, manufacturing or other problems, including disruptions related to COVID-19, could have a material impact on our business, financial condition or results of operations.

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
As of April 2, 2021, we employed approximately 3,240 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
We are subject to government-mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, has passed legislation designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022. Under the California law, signed on April 4, 2016, the minimum wage increased to $11.00 per hour effective January 1, 2018, and will gradually increase each calendar year through January 1, 2022, when it will reach $15.00 per hour. Additionally, in 2021, the U.S. Congress is considering whether to pass national minimum wage legislation. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations.
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
We have completed several acquisitions over the past several years, including our acquisition of SCA in March 2020. Additionally, we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we have made and might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.

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
RISKS RELATED TO OUR INDEBTEDNESS AND LIQUIDITY
Our First Amended and Restated Credit Facility places operating restrictions on us and creates default risks.
Our First Amended and Restated Credit Facility with Bank of America and other named lenders contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:
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
If we are unable to comply with the covenants contained in our First Amended and Restated Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our First Amended and Restated Credit Facility, which constitutes substantially all of our assets.

We will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
In the future, we and our subsidiaries may be able to incur substantial additional debt from amendments to our First Amended and Restated Credit Facility, additional lending sources subject to the restrictions contained in the First Amended and Restated Credit Facility, or because of certain debt instruments we may issue.
As of April 2, 2021, we had $392.5 million of indebtedness, excluding loan fees, and $235.0 million in revolving credit available to borrow under the First Amended and Restated Credit Facility. Our ability to borrow under the First Amended and Restated Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the First Amended and Restated Credit Facility.
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
Recent interest rates in the U.S. have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the interest rate swap entered into in August 2020, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 10- Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of April 2, 2021, we had $392.5 million of indebtedness outstanding under the First Amended and Restated Credit Facility. Based on the $192.5 million of variable interest rate indebtedness that was outstanding as of April 2, 2021, after giving effect to our interest rate swap, a hypothetical 100 basis point increase in the interest rate would have resulted in an approximately $0.5 million increase in interest expense for the three months ended April 2, 2021. A hypothetical 100 basis point decrease in the interest rate would not impact interest expense given that the current borrowing rate reflects the floor rate of 0.50%.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our August 2020 interest rate swap agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline.

RISKS RELATED TO LAWS AND REGULATIONS
Changes in tax laws and regulations or other factors could cause our income tax obligations to increase, potentially reducing our net income and adversely affecting our cash flows.
We are subject to income tax requirements in various jurisdictions in the U.S and internationally. In preparing our financial statements, we provide for income taxes based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our income tax obligations may be higher due to numerous factors. Changes to tax laws or interpretations proposed by the current administration in the United States; modifications to the U.S. tax reform enacted in December 2017; revisions to estimates regarding our ability to utilize foreign tax credits, particularly increases in revenues generated in Taiwan or changes in the export potential from Taiwan; increases in applicable tax rates; and actions by tax authorities in jurisdictions in which we operate could have a material impact on our net income and cash flows.
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
We are subject to employment practice laws and regulations, and, as such, are exposed to litigation risks, and we may incur higher employee costs in the future.
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
Federal, state, local, foreign and international laws and regulations relating to environmental matters, land-use, and noise and air pollution may have a negative impact on our future sales and results of operations.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum, with only a handful of countries exempt from the increase. Throughout the Trump Administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. The U.S. and the European Union also imposed tariffs on each other's products stemming from a dispute at the World Trade Organization related to aircraft. The Biden Administration and United States Congress have created significant uncertainty about their review of tariffs and future relationships between the United States and other countries with respect to regulations.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $166.88 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 41,963,975 of which shares were outstanding as of April 2, 2021. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

GENERAL RISK FACTORS
Failure of our internal controls over financial reporting could adversely affect our business and financial results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended April 2, 2021:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
1/2 - 2/5	—	$—
2/6 - 3/5	813	$127.15
3/6 - 4/2	680	$81.19
Total	1,493	$106.22

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013

3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013

10.1†	Fifth Amended and Restated Non-Employee Director Compensation Policy, effective January 2, 2021.	10-K	001-36040	February 25, 2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
May 6, 2021		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)