Form 10-Q
period 2021-07-02
FOX FACTORY HOLDING CORP
filed 2021-08-05
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-36040

Fox Factory Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1647258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2055 Sugarloaf Circle, Suite 300, Duluth GA 30097
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2021, there were 42,103,383 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	July 2,	January 1,
	2021	2021

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,976	$245,764
Accounts receivable (net of allowances of $974 and $663 at July 2, 2021 and January 1, 2021, respectively)	149,695	121,194
Inventory	208,550	127,091
Prepaids and other current assets	90,008	87,920
Total current assets	723,229	581,969
Property, plant and equipment, net	177,630	163,288
Lease right-of-use assets	31,955	26,148
Deferred tax assets	18,503	19,362
Goodwill	299,816	289,349
Intangibles, net	200,574	204,491
Other assets	2,283	1,954
Total assets	$1,453,990	$1,286,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$154,089	$92,403
Accrued expenses	79,790	59,391
Reserve for uncertain tax positions	—	1,095
Current portion of long-term debt	15,000	12,500
Total current liabilities	248,879	165,389
Line of credit	3,238	—
Long-term debt, less current portion	370,275	377,088
Other liabilities	27,229	24,913
Total liabilities	649,621	567,390
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of July 2, 2021 and January 1, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,972 shares issued and 42,083 outstanding as of July 2, 2021; 42,692 shares issued and 41,802 outstanding as of January 1, 2021	42	42
Additional paid-in capital	338,019	336,834
Treasury stock, at cost; 890 common shares as of July 2, 2021 and January 1, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	2,820	1,068
Retained earnings	477,242	394,981
Total stockholders’ equity	804,369	719,171
Total liabilities and stockholders’ equity	$1,453,990	$1,286,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Sales	$328,164	$183,102	$609,300	$367,463
Cost of sales	217,076	123,116	400,288	250,862
Gross profit	111,088	59,986	209,012	116,601
Operating expenses:
Sales and marketing	17,840	12,561	34,698	24,624
Research and development	11,216	8,236	21,092	16,265
General and administrative	24,226	14,566	44,595	36,979
Amortization of purchased intangibles	5,083	5,264	10,048	7,807
Total operating expenses	58,365	40,627	110,433	85,675
Income from operations	52,723	19,359	98,579	30,926
Interest and other expense, net:
Interest expense	1,598	2,892	4,502	4,739
Other expense	83	71	1,042	133
Interest and other expense, net	1,681	2,963	5,544	4,872
Income before income taxes	51,042	16,396	93,035	26,054
Provision for income taxes	6,767	3,204	10,774	4,124
Net income	44,275	13,192	82,261	21,930
Less: net income attributable to non-controlling interest	—	584	—	1,072
Net income attributable to FOX stockholders	$44,275	$12,608	$82,261	$20,858
Earnings per share:
Basic	$1.05	$0.32	$1.96	$0.54
Diluted	$1.05	$0.32	$1.94	$0.53
Weighted-average shares used to compute earnings per share:
Basic	42,028	38,991	41,940	38,781
Diluted	42,367	39,584	42,355	39,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Net income	$44,275	$13,192	$82,261	$21,930
Other comprehensive income (loss)
Interest rate swap, net of tax effects	(525)	—	1,620	—
Foreign currency translation adjustments, net of tax effects	656	923	132	(17)
Other comprehensive income (loss)	131	923	1,752	(17)
Comprehensive income	44,406	14,115	84,013	21,913
Less: comprehensive income attributable to non-controlling interest	—	584	—	1,072
Comprehensive income attributable to FOX stockholders	$44,406	$13,531	$84,013	$20,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	45	—	—	—	(2,047)	—	—	(2,047)	—
Issuance of stock for business acquisition	—	—	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921	—
Other comprehensive loss	—	—	—	—	—	(940)	—	(940)	—
Net income	—	—	—	—	—	—	8,250	8,250	488
Balance - April 3, 2020	39,493	$39	890	$(13,754)	$123,470	$(790)	$320,741	$429,706	$16,207
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	74	—	—	—	(2,301)	—	—	(2,301)	—
Issuance of common stock, net	2,760	2	—	—	198,234	—	—	198,236	—
Adjustment to the fair value of non-controlling interest	—	—	—	—	—	—	(8,184)	(8,184)	8,184
Stock-based compensation expense	—	—	—	—	2,076	—	—	2,076	—
Other comprehensive income	—	—	—	—	—	923	—	923	—
Net income	—		—	—	—	—	12,608	12,608	584
Balance - July 3, 2020	42,327	$41	890	$(13,754)	$321,479	$133	$325,165	$633,064	$24,975
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	162	—	—	—	598	—	—	598	—
Stock-based compensation expense	—	—	—	—	2,915	—	—	2,915	—
Other comprehensive income	—	—	—	—	—	1,621	—	1,621	—
Net income	—	—	—	—	—	—	37,986	37,986	—
Balance - April 2, 2021	42,854	$42	890	$(13,754)	$340,347	$2,689	$432,967	$762,291	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	118	—	—	—	(5,702)	—	—	(5,702)	—
Stock-based compensation expense	—	—	—	—	3,374	—	—	3,374	—
Other comprehensive income	—	—	—	—	—	131	—	131	—
Net income	—		—	—	—	—	44,275	44,275	—
Balance - July 2, 2021	42,972	$42	890	$(13,754)	$338,019	$2,820	$477,242	$804,369	$—
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	July 2, 2021	July 3, 2020
OPERATING ACTIVITIES:
Net income	$82,261	$21,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,433	15,019
Stock-based compensation	5,868	3,997
Deferred taxes and uncertain tax positions	(1,080)	(7,238)
Amortization of loan fees	820	713
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(28,258)	13,133
Inventory	(79,212)	(13,583)
Income taxes	2,340	2,341
Prepaids and other assets	(552)	(30,707)
Accounts payable	63,483	2,728
Accrued expenses and other liabilities	14,587	(2,644)
Net cash provided by operating activities	81,690	5,689
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,648)	(32,770)
Acquisition of businesses, net of cash acquired	(15,625)	(329,222)
Net cash used in investing activities	(43,273)	(361,992)
FINANCING ACTIVITIES:
Proceeds from line of credit	17,093	201,768
Payments on line of credit	(13,855)	(254,768)
Proceeds from issuance of debt, net of origination fees of $7,616	—	392,385
Repayment of debt	(5,000)	(2,500)
Installment on purchase of non-controlling interest	(2,750)	—
Proceeds from sale of common stock, net	—	198,236
Proceeds (repurchases) from stock compensation program, net	(5,104)	(4,348)
Net cash (used in) provided by financing activities	(9,616)	530,773
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	411	(241)
CHANGE IN CASH AND CASH EQUIVALENTS	29,212	174,229
CASH AND CASH EQUIVALENTS—Beginning of period	245,764	43,736
CASH AND CASH EQUIVALENTS—End of period	$274,976	$217,965

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	July 2, 2021	July 3, 2020
Cash paid during the period for:
Income taxes	$9,914	$9,734
Cash paid for interest, net of capitalized interest	$3,990	$3,953
Cash paid for amounts included in the measurement of lease liabilities	$4,021	$3,432
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$9,455	$4,336
Non-cash investing activities:
Capital expenditures included in accounts payable	$4,888	$4,784
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
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2021 and 2020, the Company's fiscal year will end or has ended on December 31, 2021 and January 1, 2021, respectively. The twelve month periods ended December 31, 2021 and January 1, 2021, will include or have included 52 weeks. The three and six month periods ended July 2, 2021 and July 3, 2020 each included 13 weeks and 26 weeks, respectively.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Recent Accounting Pronouncements - In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted ASU 2019-12 effective in the first quarter of fiscal year 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in ASU 2020-10 contain improvements to the Codification by including disclosure guidance in appropriate disclosure and ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The ASU also provides clarification to various codification topics to improve consistency in guidance application. The amendments are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2020-10 effective in the first quarter of fiscal year 2021. The adoption of ASU 2020-10 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Powered Vehicles	$189,419	$98,524	$352,166	$219,050
Specialty Sports	138,745	84,578	257,134	148,413
Total sales	$328,164	$183,102	$609,300	$367,463

The following table summarizes total sales by sales channel:

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
OEM	$172,547	$87,860	$324,027	$191,608
Aftermarket	155,617	95,242	285,273	175,855
Total sales	$328,164	$183,102	$609,300	$367,463

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
North America	$217,695	$116,970	$398,178	$247,592
Asia	60,245	33,385	112,101	56,263
Europe	46,818	31,260	92,557	60,219
Rest of the world	3,406	1,487	6,464	3,389
Total sales	$328,164	$183,102	$609,300	$367,463
Remaining performance obligations represent the transaction price of contracts, generally considered to be the customer's purchase order, for which work has not been performed or has been partially performed. The Company has elected to exclude remaining performance obligations with an original expected duration of one year or less. Revenue expected to be recognized from remaining performance obligations as of July 2, 2021 for contracts with a duration more than one year was approximately $10,040, all of which is expected to be recognized during fiscal year 2022.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
3. Inventory
Inventory consisted of the following:

	July 2,	January 1,
	2021	2021
Raw materials	$151,385	$87,503
Work-in-process	13,848	5,306
Finished goods	43,317	34,282
Total inventory	$208,550	$127,091

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	July 2,	January 1,
	2021	2021
Prepaid chassis deposits	$65,368	$66,812
Advanced payments and prepaid contracts	11,931	8,683
Current portion of acquisition-related compensation held in escrow	3,100	4,518
Other current assets	9,609	7,907
Total	$90,008	$87,920

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	July 2,	January 1,
	2021	2021
Building and building improvements	$70,882	$75,753
Information systems, office equipment and furniture	18,615	14,176
Internal-use computer software	21,803	19,853
Land and land improvements	15,438	9,698
Leasehold improvements	18,136	15,075
Machinery and manufacturing equipment	94,891	81,281
Transportation equipment	6,898	6,187
Total	246,663	222,023
Less: accumulated depreciation and amortization	(69,033)	(58,735)
Property, plant and equipment, net	$177,630	$163,288
During the six months ended July 2, 2021, the Company reclassified certain assets from buildings to land and land improvements to better depict the nature of the assets.
The Company’s long-lived assets by geographic location are as follows:

	July 2,	January 1,
	2021	2021
United States	$153,894	$144,529
International	23,736	18,759
Total long-lived assets	$177,630	$163,288

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
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.71 years and the weighted-average incremental borrowing rate was 2.77% as of July 2, 2021.
Operating lease costs consisted of the following:

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Operating lease cost	$1,983	$1,798	$4,053	$3,374
Other lease costs (1)	397	245	622	519
Total	$2,380	$2,043	$4,675	$3,893

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	July 2, 2021
Operating lease right-of-use assets	Lease right-of-use assets	$31,955
Current lease liabilities	Accrued expenses	$7,685
Non-current lease liabilities	Other liabilities	$23,426
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2021 (excluding the 6 months ended July 2, 2021)	$4,375
2022	7,788
2023	6,811
2024	5,246
2025	3,981
Thereafter	4,935
Total lease payments	33,136
Less: imputed interest	(2,025)
Present value of lease liabilities	31,111
Less: current portion	(7,685)
Lease liabilities less current portion	$23,426

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	July 2,	January 1,
	2021	2021
Payroll and related expenses	$25,991	$22,407
Current portion of lease liabilities	7,685	6,754
Warranty	13,650	9,835
Income tax payable	10,426	7,595
Accrued sales rebate	10,637	4,471
Other accrued expenses	11,401	8,329
Total	$79,790	$59,391
Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Beginning warranty liability	$11,521	$8,719	$9,835	$5,649
Charge to cost of sales	4,070	1,690	7,331	2,806
Fair value of warranty assumed in acquisition	150	—	150	3,158
Costs incurred	(2,091)	(1,494)	(3,666)	(2,698)
Ending warranty liability	$13,650	$8,915	$13,650	$8,915

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
8. Debt
Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which has been periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, and June 11, 2021 (as amended to date, the "Credit Facility"). The Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan is subject to quarterly amortization payments.
The Company paid $7,615 in debt issuance costs, of which $6,458 were allocated to the term debt and $1,157 were allocated to the line of credit. Additionally, the Company had $434 of remaining unamortized debt issuance costs. The Company expensed $277 of the remaining unamortized debt issuance costs, which are included in interest and other expense, net in the Condensed Consolidated Statements of Income for the six months ended July 3, 2020. The remaining $157 were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.00%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At July 2, 2021, the one-month LIBOR and prime rates were 0.10% and 3.25%, respectively. At July 2, 2021, our weighted-average interest rate on outstanding borrowing was 1.32%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 2, 2021.
On June 11, 2021, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective July 2, 2021. Through the interest rate swap agreement, the Company hedges the variability of cash flows in interest payments associated with $200,000 of its variable rate term debt. Refer to Note 10 - Derivatives and Hedging for further details of this agreement.
The Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at July 2, 2021.
The following table summarizes the line of credit under the Credit Facility:

July 2,
2021
Amount outstanding	$3,238
Standby letters of credit	15,000
Available borrowing capacity	231,762
Total borrowing capacity	$250,000
Maturity date	March 11, 2025

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
As of July 2, 2021, future principal payments for long-term debt, including the current portion, as summarized as follows:

July 2,
2021
For fiscal year
2021 (remaining 6 months)	$7,500
2022	17,500
2023	20,000
2024	20,000
2025	325,000
Total	390,000
Debt issuance cost	(4,725)
Long-term debt, net of issuance cost	385,275
Less: current portion	(15,000)
Long-term debt less current portion	$370,275

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
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion has been or will be settled in quarterly installment payments beginning in July 2020 through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 and $2,750 during the three and six months ended July 2, 2021. The stock portion of 136 shares held in escrow has been or will be released quarterly starting January 2021 through July 2022. The Company released 19 and 39 shares of stock during the three and six months ended July 2, 2021. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through July 2, 2021. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
10. Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company utilizes interest rate swaps to limit its exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments based on the one-month LIBOR over the lives of the agreements without an exchange of the underlying principal amounts.
As of July 2, 2021 and January 1, 2021 the Company had the following open interest rate swap contracts:

			July 2, 2021	January 1, 2021
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
September 2, 2020	June 11, 2021	$200,000	$319	$(915)
July 2, 2021	March 11, 2025	$200,000	887	—
Total			$1,206	$(915)
On June 11, 2021 the Company terminated its existing swap agreement and entered into a new interest rate swap agreement with a notional amount of $200,000. The terminated swap resulted in an unrealized gain of $324 at the termination date, that will continue to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument.
The new swap agreement (the "Interest Rate Swap"), has a maturity date of March 11, 2025 and is indexed to a one-month LIBOR with a fixed leg of 0.50%. The Interest Rate Swap met the criteria for cash flow hedges under ASC 815, Derivatives and Hedging, and is recorded in other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, are recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Condensed Consolidated Statement of Income when the forecasted transactions affect earnings. As required under ASC 815, the Interest Rate Swap’s effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income for the three and six months ended July 2, 2021 were a loss of $525 and a gain of $1,620, respectively. No gains or losses were incurred for the three and six months ended July 3, 2020.
Unrealized losses of $808 included in accumulated other comprehensive income related to the Interest Rate Swap are expected to be recognized in interest expense over the next twelve months.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	July 2, 2021				January 1, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$887	$—	$887	$—	$—	$—	$—
Total assets measured at fair value	$—	$887	$—	$887	$—	$—	$—	$—
Liabilities:
Credit Facility	$—	$388,513	$—	$388,513	$—	$389,588	$—	$389,588
Interest Rate Swap	—	—	—	—	—	915	—	915
Total liabilities measured at fair value	$—	$388,513	$—	$388,513	$—	$390,503	$—	$390,503
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six month period ended July 2, 2021.
The Company used Level 2 inputs to determine the fair value of the Credit Facility. The Company believes the carrying amount of its Credit Facility approximates the fair value at July 2, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
On June 11, 2021, the Company entered into an interest rate swap agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. Refer to Note 10 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, Derivatives and Hedging, an interest rate swap contract is recognized as an asset or liability on the Condensed Consolidated Balance Sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Stockholders' Equity
Follow-on Stock Offerings
In June 2020, the Company completed a follow-on offering whereby it sold 2,760 shares of its common stock at a price of $76.00 per share for gross proceeds of $209,760. The net proceeds to the Company after underwriters' discounts and commissions of $11,015 and $511 of offering costs was $198,233. The total shares sold included 360 shares that were sold in connection with the underwriters' option to purchase additional shares. This offering was made pursuant to the Company's registration statement on Form S-3.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying Condensed Consolidated Statements of Income:

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of sales	$190	$147	$311	276
Sales and marketing	213	165	365	317
Research and development	238	218	425	419
General and administrative	2,733	1,546	4,767	2,985
Total	$3,374	$2,076	$5,868	3,997
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan is included in Accrued Expenses on the Condensed Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the six months ended July 2, 2021 upon the issuance of the underlying restricted stock units.
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the six months ended July 2, 2021:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	450	$50.12
Granted	86	$148.74
Canceled	(9)	$55.43
Vested	(140)	$48.76
Unvested at July 2, 2021	387	$72.47
As of July 2, 2021, the Company had approximately $23,982 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.39 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
During the six months ended July 2, 2021, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period and depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of performance share units is calculated based on the stock price on the date of grant.
The following table summarizes the activity for the Company's unvested PSUs for the six months ended July 2, 2021:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	—	$—
Granted	29	$141.46
Unvested at July 2, 2021	29	$141.46
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance based awards could reach a maximum of $7,635 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.01 years.
For the six months ended July 2, 2021, the Company had 53 unvested RSUs and PSUs outstanding which were excluded from the calculation of dilutive earnings per share because the effect would be anti-dilutive.
During the six months ended July 2, 2021, 180 shares of common stock were issued due to the exercise of stock options and no options to purchase common stock expired or were forfeited. As of July 2, 2021, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
13. Income Taxes

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Provision for income taxes	$6,767	$3,204	$10,774	$4,124
Effective tax rates	13.3%	19.5%	11.6%	15.8%
For the three months ended July 2, 2021, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation, and a lower tax rate on foreign derived intangible income. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses. For the six months ended July 2, 2021, the difference between the Company’s effective tax rate and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation, a lower tax rate on foreign derived intangible income and the recognition of uncertain tax positions due to the conclusion of an audit. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses.
For the three months ended July 3, 2020, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, and excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses. For the six months ended July 3, 2020, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, a negotiated reduction of Switzerland withholding tax on prior year earnings, and excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

14. Related Party Transactions
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech. Ridetech has a building lease for its manufacturing and office facilities in Jasper, Indiana. The buildings are owned by a former owner of Ridetech, who is now an employee of the Company. The lease is effective from May 1, 2019 through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $48 and $96 for the three and six months ended July 2, 2021.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $262 and $464 of parts and vehicles and sold approximately $130 and $250 of upfit packages to the dealership during the three and six ended July 2, 2021. As of July 2, 2021, the Company had $143 and $8 in accounts payable and accounts receivable, respectively, related to this dealership. Refer to Note 15 - Acquisitions for further details of this acquisition.
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
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $1,130 and $2,419 in costs associated with such retention incentives during the three and six months ended July 2, 2021.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Fair market values
Tangible assets acquired	$28,678
Liabilities assumed	(32,479)
Intangible assets	139,900
Goodwill	195,754
Total	$331,853
The Company incurred $10,582 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation, during the six months ended July 3, 2020. These costs are classified as general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
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
On May 25, 2021, the Company, through its wholly owned subsidiary, SCA Performance, Inc., acquired 100% of the issued and outstanding stock of Manifest Joy LLC, dba Outside Van ("Outside Van") for $15,139, net of cash acquired. Outside Van is a custom van conversion company that designs and custom engineers recreational vehicles with headquarters in Portland, Oregon. This purchase was accounted for as a business combination. The purchase price of Outside Van is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of May 25, 2021, with the excess purchase price allocated to goodwill.
The allocation of the purchase price to the net liabilities assumed of $1,057, $5,560 in identifiable intangible assets and goodwill acquired of $10,636, is preliminary and subject to the completion of the Company's validation of working capital and its intangible valuation procedures, with the assistance of specialists. The acquisition was not material to the Company's financial statements.
On May 21, 2021, the Company, through its wholly owned subsidiary, Fox Factory Australia Pty Ltd., acquired substantially all the assets of Sola Sport Pty Ltd. for $486. The acquisition was not material to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021, as filed with the SEC on February 25, 2021, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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

Critical Accounting Policies and Estimates
As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA" or "Tax Act") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore have provided a partial valuation allowance of $6.8 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our condensed consolidated financial statements. In the first and second quarters of 2021, the Company increased the forecast for additional revenue from Taiwan. The additional revenue will generate foreign tax credits that the Company believes will render tax credits carried over from prior periods not be realizable before their expiration. Therefore, the Company added $3.0 million and $0.6 million to the valuation allowance in the first and second quarters of 2021, respectively.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$328,164	$183,102	$609,300	$367,463
Cost of sales	217,076	123,116	400,288	250,862
Gross profit	111,088	59,986	209,012	116,601
Operating expenses:
Sales and marketing	17,840	12,561	34,698	24,624
Research and development	11,216	8,236	21,092	16,265
General and administrative	24,226	14,566	44,595	36,979
Amortization of purchased intangibles	5,083	5,264	10,048	7,807
Total operating expenses	58,365	40,627	110,433	85,675
Income from operations	52,723	19,359	98,579	30,926
Interest and other expense, net:
Interest expense	1,598	2,892	4,502	4,739
Other expense	83	71	1,042	133
Interest and other expense, net	1,681	2,963	5,544	4,872
Income before income taxes	51,042	16,396	93,035	26,054
Provision for income taxes	6,767	3,204	10,774	4,124
Net income	44,275	13,192	82,261	21,930
Less: net income attributable to non-controlling interest	—	584	—	1,072
Net income attributable to FOX stockholders	$44,275	$12,608	$82,261	$20,858

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the six months ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	67.2	65.7	68.3
Gross profit	33.9	32.8	34.3	31.7
Operating expenses:
Sales and marketing	5.4	6.9	5.7	6.7
Research and development	3.4	4.5	3.5	4.4
General and administrative	7.4	8.0	7.3	10.1
Amortization of purchased intangibles	1.5	2.9	1.6	2.1
Total operating expenses	17.8	22.2	18.1	23.3
Income from operations	16.1	10.6	16.2	8.4
Interest and other expense, net:
Interest expense	0.5	1.6	0.7	1.3
Other expense	—	—	0.2	—
Interest and other expense, net	0.5	1.6	0.9	1.3
Income before income taxes	15.6	9.0	15.3	7.1
Provision for income taxes	2.1	1.7	1.8	1.1
Net income	13.5	7.2	13.5	6.0
Less: net income attributable to non-controlling interest	—	0.3	—	0.3
Net income attributable to FOX stockholders	13.5%	6.9%	13.5%	5.7%
*Percentages may not foot due to rounding.

Three months ended July 2, 2021 compared to three months ended July 3, 2020
Sales

	For the three months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Powered Vehicle products	$189.5	$98.5	$91.0	92.4%
Specialty Sports products	138.7	84.6	54.1	63.9
Total sales	$328.2	$183.1	$145.1	79.2%
Total sales for the three months ended July 2, 2021 increased approximately $145.1 million, or 79.2%, compared to the three months ended July 3, 2020. Powered Vehicle product sales increased by $91.0 million, or 92.4%, due to an increase in demand in both the original equipment manufacturer ("OEM") and aftermarket channels, including strong performance from our upfitting product lines. Additionally, our prior year results were impacted by production shutdowns at certain OEM customers. Specialty Sports product sales increased by $54.1 million, or 63.9%, due to an increase in demand primarily in the OEM channel.
Cost of sales

	For the three months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Cost of sales	$217.1	$123.1	$94.0	76.4%
Cost of sales for the three months ended July 2, 2021 increased approximately $94.0 million, or 76.4%, compared to the three months ended July 3, 2020. The increase in cost of sales was primarily due to the 79.2% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended July 2, 2021, our gross margin increased 110 basis points to 33.9% compared to 32.8% for the three months ended July 3, 2020. The increase in gross margin was primarily driven by favorable product and channel mix led by higher volume sales in our Specialty Sports Group and the strong performance of our upfitting product lines. Additionally, our prior fiscal year period results were negatively impacted by higher factory related costs including incremental costs related to the COVID-19 pandemic.
Operating expenses

	For the three months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$17.8	$12.6	$5.2	41.3%
Research and development	11.2	8.2	3.0	36.6
General and administrative	24.3	14.5	9.8	67.6
Amortization of purchased intangibles	5.1	5.3	(0.2)	(3.8)
Total operating expenses	$58.4	$40.6	$17.8	43.8%
Total operating expenses for the three months ended July 2, 2021 were $58.4 million compared to $40.6 million for the three months ended July 3, 2020. When expressed as a percentage of total sales, total operating expenses decreased to 17.8% of total sales for the three months ended July 2, 2021 compared to 22.2% of total sales in the three months ended July 3, 2020. The increase in operating expenses is primarily due to higher employee related costs, higher commission costs, and higher investments to right size our administrative support functions.

Within operating expenses, our sales and marketing expenses increased approximately $5.2 million primarily due to higher commissions of $3.6 million. Research and development costs increased approximately $3.0 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $9.8 million due to higher employee related costs of $6.8 million, as well as increases in various other costs as we continue to expand our administrative support functions.
Income from operations

	For the three months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Income from operations	$52.7	$19.4	$33.3	171.6%
As a result of the factors discussed above, income from operations for the three months ended July 2, 2021 increased approximately $33.3 million, or 171.6%, compared to income from operations for the three months ended July 3, 2020.
Interest and other expense, net

	For the three months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$1.5	$2.9	$(1.4)	(48.3)%
Other expense	0.1	0.1	—	—%
Interest and other expense, net	$1.6	$3.0	$(1.4)	(46.7)%
Interest and other expense, net for the three months ended July 2, 2021 decreased by $1.4 million to $1.6 million compared to $3.0 million for the three months ended July 3, 2020. The decrease in interest and other expense, net is primarily due to the pay down of additional borrowings incurred in the prior year in connection with our March 2020 acquisition of SCA and lower interest rates.
Income taxes

	For the three months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Provision for income taxes	$6.8	$3.2	$3.6	112.5%
The effective tax rate was 13.3% and 19.5% for the three month periods ended July 2, 2021 and July 3, 2020, respectively.
For the three months ended July 2, 2021, the difference between the Company's effective tax rate of 13.3% and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation and a lower tax rate on foreign derived intangible income. These benefits were partially offset by state taxes, an increase in the valuation allowance for foreign tax credits and non-deductible expenses.
For the three months ended July 3, 2020, the difference between our effective tax rate of 19.5% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, and excess tax benefits related to stock based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.

Net income

	For the three months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Net income	$44.3	$13.2	$31.1	235.6%
As a result of the factors described above, our net income increased $31.1 million, or 235.6%, to $44.3 million in the three months ended July 2, 2021 from $13.2 million for the three months ended July 3, 2020.

Six months ended July 2, 2021 compared to six months ended July 3, 2020
Sales

	For the six months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Powered Vehicle products	$352.2	$219.1	$133.1	60.7%
Specialty Sports products	257.1	148.4	108.7	73.2
Total sales	$609.3	$367.5	$241.8	65.8%
Total sales for the six months ended July 2, 2021 increased approximately $241.8 million, or 65.8%, compared to the six months ended July 3, 2020. Powered Vehicle product sales increased by $133.1 million, or 60.7%, primarily due increased demand in both the OEM and aftermarket channels, including strong performance from our upfitting product lines. Additionally, our prior year results were impacted by production shutdowns at certain OEM customers. Specialty Sports product sales increased by $108.7 million, or 73.2%, primarily due to increased demand in the OEM channel.
Cost of sales

	For the six months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Cost of sales	$400.3	$250.9	$149.4	59.5%
Cost of sales for the six months ended July 2, 2021 increased approximately $149.4 million, or 59.5%, compared to the six months ended July 3, 2020. The increase in cost of sales was primarily due to the 65.8% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the six months ended July 2, 2021, our gross margin increased 260 basis points to 34.3% compared to 31.7% for the six months ended July 3, 2020. The increase in gross margin was primarily due to higher volume sales in our Specialty Sports Group and the strong performance of our upfitting product lines, as well as favorable product and channel mix. Additionally, our gross margin for the first six months of the prior year was negatively impacted by incremental costs related to the COVID-19 pandemic.

Operating expenses

	For the six months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$34.7	$24.6	$10.1	41.1%
Research and development	21.1	16.3	4.8	29.4
General and administrative	44.6	37.0	7.6	20.5
Amortization of purchased intangibles	10.0	7.8	2.2	28.2
Total operating expenses	$110.4	$85.7	$24.7	28.8%
Total operating expenses for the six months ended July 2, 2021 were $110.4 million compared to $85.7 million for the six months ended July 3, 2020. When expressed as a percentage of total sales, total operating expenses decreased to 18.1% of total sales for the six months ended July 2, 2021 compared to 23.3% of total sales in the six months ended July 3, 2020. The increase in operating expenses is primarily due to higher employee related costs, increases in various other costs as we continue to expand our administrative support functions, and the impact of a full six months of SCA operating costs. These increases were partially offset by lower acquisition related costs and lower patent litigation related expenses.
Within operating expenses, our sales and marketing expenses increased approximately $10.1 million primarily due to commissions of $5.8 million, employee related expenses of $1.3 million, and various other expenses. Research and development costs increased approximately $4.8 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $7.6 million due to higher employee related costs of $12.4 million, as well as various other investments as we continue to right size our administrative support functions. These increases were partially offset by lower acquisition-related costs of $9.2 million and lower litigation expenses of $0.7 million.
Amortization of purchased intangibles for the six months ended July 2, 2021 increased by approximately $2.2 million as compared to the six months ended July 3, 2020. The increase is primarily due to the amortization of intangible assets obtained through our acquisition of SCA.
Income from operations

	For the six months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Income from operations	$98.6	$30.9	$67.7	219.1%
As a result of the factors discussed above, income from operations for the six months ended July 2, 2021 increased approximately $67.7 million, or 219.1%, compared to income from operations for the six months ended July 3, 2020.
Interest and other expense, net

	For the six months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$4.5	$4.7	$(0.2)	(4.3)%
Other expense	1.0	0.1	0.9	900.0%
Interest and other expense, net	$5.5	$4.8	$0.7	14.6%
Interest and other expense, net for the six months ended July 2, 2021 increased by $0.7 million to $5.5 million compared to $4.8 million for the six months ended July 3, 2020. The increase in interest and other expense, net is primarily due to higher foreign exchange losses, partially offset by a decrease in interest expense due to the pay down of additional borrowings incurred in the prior year in connection with our March 2020 acquisition of SCA and lower interest rates.

Income taxes

	For the six months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Provision for income taxes	$10.8	$4.1	$6.7	163.4%
The effective tax rate was 11.6% and 15.8% for the six months periods ended July 2, 2021 and July 3, 2020.
For the six months ended July 2, 2021, the difference between the Company's effective tax rate of 11.6% and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation, a lower tax rate on foreign derived intangible income and a benefit resulting from the conclusion of an audit. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses.
For the six months ended July 3, 2020, the difference between our effective tax rate of 15.8% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, research and development credits, a negotiated reduction of Switzerland withholding tax on prior year earnings, and excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.
Net income

	For the six months ended
(in millions)	July 2, 2021	July 3, 2020	Change ($)	Change (%)
Net income	$82.3	$21.9	$60.4	275.8%
As a result of the factors described above, our net income increased $60.4 million, or 275.8%, to $82.3 million for the six months ended July 2, 2021 from $21.9 million for the six months ended July 3, 2020.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our Credit Facility and the issuance of common stock. These sources of liquidity may be impacted by various factors, including demand for our products, impacts of the COVID-19 pandemic, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities are shown in the following table:

	For the six months ended
(in thousands)	July 2, 2021	July 3, 2020
Net cash provided by operating activities	$81,690	$5,689
Net cash used in investing activities	(43,273)	(361,992)
Net cash (used in) provided by financing activities	(9,616)	530,773
Effect of exchange rate changes on cash and cash equivalents	411	(241)
Change in cash and cash equivalents	$29,212	$174,229
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, amortization of loan fees and net cash invested in working capital.
In the six months ended July 2, 2021, net cash provided by operating activities was $81.7 million and consisted of net income of $82.3 million, plus non-cash items totaling $27.0 million, offset by changes in operating assets and liabilities totaling $27.6 million. Non-cash items and other adjustments consisted of depreciation and amortization of $21.4 million, stock-based compensation of $5.9 million, and amortization of loan fees of $0.8 million, offset by a $1.1 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increased inventory of $79.2 million, accounts receivable of $28.3 million, and prepaids and other current assets of $0.5 million, partially offset by increases in accounts payable of $63.5 million, accrued expenses of $14.6 million, and income taxes of $2.3 million. The change in inventory is primarily due to additional raw materials purchases to mitigate risks associated with supply chain uncertainty. The changes in accounts receivable and accounts payable reflect normal business growth. The changes in accrued expenses and income taxes are primarily attributable to the timing of rebate payments and the timing of tax payments, respectively.
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
In the six months ended July 2, 2021 and July 3, 2020, net cash used in investing activities was $43.3 million and $362.0 million, respectively. Investing activities for the six months ended July 2, 2021 consisted of $27.6 million of property and equipment additions and $15.6 million of cash consideration for our purchases of Outside Van and Sola Sport Pty Ltd. Our investing activities for the six months ended July 3, 2020 consisted of $329.2 million of cash consideration for our acquisition of SCA and $12.8 million of property and equipment additions.

Financing activities
Cash used in or provided by financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the six months ended July 2, 2021, net cash used in financing activities was $9.6 million, which consisted of payments of $5.0 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, payments on our term debt of $5.0 million, and $2.8 million in installment payments related to the purchase of the Tuscany non-controlling interest. These outflows were partially offset by net proceeds of $3.2 million from our line of credit. Refer to Note 9 - Commitments and Contingencies for additional information on our purchase of the Tuscany non-controlling interest.
In the six months ended July 3, 2020, net cash provided by financing activities was $530.8 million, which consisted of $392.4 million in proceeds, net of issuance costs, from our Credit Facility, which was amended and restated in connection with our acquisition of SCA, partially offset by net payments of $53.0 million on our line of credit and payments on our term debt of $2.5 million. In addition, we received $198.2 million from our June 2020 issuance of common stock and paid $4.3 million to repurchase shares of our common stock, as part of our stock-based compensation program.
Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was amended and restated on March 11, 2020, and further amended on June 19, 2020 and June 11, 2021 (as amended to date, the "Credit Facility"). The Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a term loan of $400.0 million. The term loan is subject to quarterly amortization payments.
The Company paid $7.6 million in debt issuance costs, of which $6.5 million were allocated to the term debt and $1.2 million were allocated to the line of credit. Additionally, the Company had $0.4 million of remaining unamortized debt issuance costs. The Company expensed $0.3 million of the remaining unamortized debt issuance costs, which are included in interest and other expense, net on the Condensed Consolidated Statements of Income for the six months ended July 3, 2020. The remaining $0.2 million were allocated to the line of credit. All loan fees allocated to the term debt will be amortized using the interest method and all loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.00% or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At July 2, 2021, the one-month LIBOR and prime rates were 0.10% and 3.25%, respectively. At July 2, 2021, our weighted-average interest rate on outstanding borrowing was 1.32%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 2, 2021.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2021. Based on the evaluation of our disclosure controls and procedures as of July 2, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•we are subject to employment practice laws and regulations, and, as such, are exposed to litigation risks, and we may incur higher employee costs in the future;
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has resulted in over four million deaths worldwide, as of the date of filing this Quarterly Report, and continues to spread in major markets in which we operate. The impact of the COVID-19 pandemic, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
These government-mandated closures, “shelter-in-place” directives, and an outbreak among, or quarantine of, the employees in any of our facilities, have caused and could continue to cause significant interruptions to, or temporary closures of our operations. These impacts include, but are not limited to:
•significant reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;
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
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are up-fitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA Performance, Tuscany and Outside Van, a growing portion of our sales are expected to be generated from providing up-fitting solutions. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we have registered or have applied for trademarks and service marks with the U.S. Patent and Trademark Office and a number of foreign countries, including the marks FOX® and RACE FACE®, to be used with certain goods and services. When appropriate, we may from time to time assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. However, we may not be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not be successful in reducing sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products that imitate certain of our products without infringing upon any of our patents, trademarks or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition or results of operations.
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
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Our products and items where our product are incorporated as original equipment on the purchased item are frequently subject to regulation by various agencies, including, for example, the National Highway Traffic Safety Administration ("NHTSA"), the Consumer Product Safety Commission ("CPSC") and/or similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. In the case of OEM sales, each manufacturer has its own practices regarding product recalls and other product liability actions that could involve its suppliers. Additionally, as suppliers become more integrally involved in the design process and assume a greater role in the overall system design, OEMs could potentially look to us to share in the cost if faced with recalls and product liability claims.
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
As of July 2, 2021, we employed approximately 3,730 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
RISKS RELATED TO OUR INDEBTEDNESS AND LIQUIDITY
The Credit Facility places operating restrictions on us and creates default risks.
The Credit Facility with Bank of America and other named lenders contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:
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
If we are unable to comply with the covenants contained in the Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the Credit Facility, which constitutes substantially all of our assets.
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
As of July 2, 2021, we had $388.5 million of indebtedness, and $231.8 million in revolving credit available to borrow under the Credit Facility. Our ability to borrow under the Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the Credit Facility.
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
Borrowings under the Credit Facility bear interest on a variable rate, which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Credit Facility will increase our interest expense.
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
As of July 2, 2021, we had $388.5 million of indebtedness outstanding under the Credit Facility. Based on the $188.5 million of variable interest rate indebtedness that was outstanding as of July 2, 2021, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.5 million increase in interest expense for the three months ended July 2, 2021.
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
Certain of our products are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the EU, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. We have made, and continue to make, capital and research expenditures to ensure certain of our products comply with these emission standards. Developing products to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing products efficiently for multiple markets complicated and could result in additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $166.89 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
The issuance of additional shares of our common stock, such as the follow-on offering of 2.8 million shares of common stock that we completed in June 2020, could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock.
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,082,564 of which shares were outstanding as of July 2, 2021. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended July 2, 2021:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
4/3 - 5/7	29,094	$153.25
5/8 - 6/4	—	$—
6/5 - 7/2	9,113	$156.28
Total	38,207	$153.97

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
10.1†	Deferred Compensation Plan, effective June 30, 2021	S-8	333-257516	June 29, 2021
10.2	Second Amendment to Amended and Restated Credit Facility				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
August 5, 2021		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)