Form 10-Q
period 2021-10-01
FOX FACTORY HOLDING CORP
filed 2021-11-04
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2021, there were 42,103,983 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 1, 2021 and January 1, 2021	3
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended October 1, 2021 and October 2, 2020	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 1, 2021 and October 2, 2020	5
	Unaudited Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the Three and Nine Months Ended October 1, 2021 and October 2, 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2021 and October 2, 2020	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
Signatures		62

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	October 1,	January 1,
	2021	2021

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$319,342	$245,764
Accounts receivable (net of allowances of $929 and $663 at October 1, 2021 and January 1, 2021, respectively)	159,456	121,194
Inventory	246,185	127,091
Prepaids and other current assets	53,962	87,920
Total current assets	778,945	581,969
Property, plant and equipment, net	183,695	163,288
Lease right-of-use assets	34,976	26,148
Deferred tax assets	18,667	19,362
Goodwill	299,802	289,349
Intangibles, net	195,252	204,491
Other assets	2,192	1,954
Total assets	$1,513,529	$1,286,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$156,504	$92,403
Accrued expenses	98,384	59,391
Reserve for uncertain tax positions	—	1,095
Current portion of long-term debt	15,000	12,500
Total current liabilities	269,888	165,389
Line of credit	—	—
Long-term debt, less current portion	365,615	377,088
Other liabilities	27,986	24,913
Total liabilities	663,489	567,390
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of October 1, 2021 and January 1, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,994 shares issued and 42,104 outstanding as of October 1, 2021; 42,692 shares issued and 41,802 outstanding as of January 1, 2021	42	42
Additional paid-in capital	340,468	336,834
Treasury stock, at cost; 890 common shares as of October 1, 2021 and January 1, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	2,219	1,068
Retained earnings	521,065	394,981
Total stockholders’ equity	850,040	719,171
Total liabilities and stockholders’ equity	$1,513,529	$1,286,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Sales	$347,435	$260,700	$956,735	$628,163
Cost of sales	231,417	171,226	631,705	422,088
Gross profit	116,018	89,474	325,030	206,075
Operating expenses:
Sales and marketing	17,517	13,667	52,215	38,291
Research and development	12,318	8,514	33,410	24,779
General and administrative	25,614	16,463	70,209	53,443
Amortization of purchased intangibles	5,320	5,277	15,368	13,084
Total operating expenses	60,769	43,921	171,202	129,597
Income from operations	55,249	45,553	153,828	76,478
Interest and other expense, net:
Interest expense	1,849	2,291	6,351	7,030
Other (income) expense	(187)	(189)	855	(57)
Interest and other expense, net	1,662	2,102	7,206	6,973
Income before income taxes	53,587	43,451	146,622	69,505
Provision for income taxes	9,764	5,431	20,538	9,555
Net income	43,823	38,020	126,084	59,950
Less: net income attributable to non-controlling interest	—	—	—	1,072
Net income attributable to FOX stockholders	$43,823	$38,020	$126,084	$58,878
Earnings per share:
Basic	$1.04	$0.91	$3.00	$1.48
Diluted	$1.03	$0.90	$2.98	$1.46
Weighted-average shares used to compute earnings per share:
Basic	42,097	41,616	41,992	39,726
Diluted	42,363	42,206	42,357	40,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Net income	$43,823	$38,020	$126,084	$59,950
Other comprehensive (loss) income
Interest rate swap, net of tax effects	(45)	(801)	1,575	(801)
Foreign currency translation adjustments, net of tax effects	(556)	636	(424)	619
Other comprehensive (loss) income	(601)	(165)	1,151	(182)
Comprehensive income	43,222	37,855	127,235	59,768
Less: comprehensive income attributable to non-controlling interest	—	—	—	1,072
Comprehensive income attributable to FOX stockholders	$43,222	$37,855	$127,235	$58,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	45	—	—	—	(2,047)	—	—	(2,047)	—
Issuance of stock for business acquisition	—	—	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921	—
Other comprehensive loss	—	—	—	—	—	(940)	—	(940)	—
Net income	—	—	—	—	—	—	8,250	8,250	488
Balance - April 3, 2020	39,493	$39	890	$(13,754)	$123,470	$(790)	$320,741	$429,706	$16,207
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	74	—	—	—	(2,301)	—	—	(2,301)	—
Issuance of common stock, net	2,760	2	—	—	198,234	—	—	198,236	—
Adjustment to the fair value of non-controlling interest	—	—	—	—	—	—	(8,184)	(8,184)	8,184
Stock-based compensation expense	—	—	—	—	2,076	—	—	2,076	—
Other comprehensive income	—	—	—	—	—	923	—	923	—
Net income	—		—	—	—	—	12,608	12,608	584
Balance - July 3, 2020	42,327	$41	890	$(13,754)	$321,479	$133	$325,165	$633,064	$24,975
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	138	1	—	—	(254)	—	—	(253)	—
Redeemable non-controlling interest	136	—	—	—	11,169	—	—	11,169	(24,975)
Stock-based compensation expense	—	—	—	—	2,092	—	—	2,092	—
Other comprehensive loss	—	—	—	—	—	(165)	—	(165)	—
Net income	—	—	—	—	—	—	38,020	38,020	—
Balance - October 2, 2020	42,601	$42	890	$(13,754)	$334,486	$(32)	$363,185	$683,927	$—
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	162	—	—	—	598	—	—	598	—
Stock-based compensation expense	—	—	—	—	2,915	—	—	2,915	—
Other comprehensive income	—	—	—	—	—	1,621	—	1,621	—
Net income	—	—	—	—	—	—	37,986	37,986	—
Balance - April 2, 2021	42,854	$42	890	$(13,754)	$340,347	$2,689	$432,967	$762,291	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	118	—	—	—	(5,702)	—	—	(5,702)	—
Stock-based compensation expense	—	—	—	—	3,374	—	—	3,374	—
Other comprehensive income	—	—	—	—	—	131	—	131	—
Net income	—		—	—	—	—	44,275	44,275	—
Balance - July 2, 2021	42,972	$42	890	$(13,754)	$338,019	$2,820	$477,242	$804,369	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	22	—	—	—	(1,537)	—	—	(1,537)	—
Stock-based compensation expense	—	—	—	—	3,986	—	—	3,986	—
Other comprehensive loss	—	—	—	—	—	(601)	—	(601)	—
Net income	—	—	—	—	—	—	43,823	43,823	—
Balance - October 1, 2021	42,994	$42	890	$(13,754)	$340,468	$2,219	$521,065	$850,040	$—
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	October 1, 2021	October 2, 2020
OPERATING ACTIVITIES:
Net income	$126,084	$59,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,321	24,762
Stock-based compensation	9,854	6,360
Deferred taxes and uncertain tax positions	(1,218)	(11,857)
Amortization of loan fees	1,227	1,129
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(37,867)	(12,610)
Inventory	(116,791)	(579)
Income taxes	8,257	3,218
Prepaids and other assets	35,468	(14,737)
Accounts payable	66,099	36,712
Accrued expenses and other liabilities	25,875	7,453
Net cash provided by operating activities	149,309	99,801
INVESTING ACTIVITIES:
Purchases of property and equipment	(39,983)	(45,983)
Acquisition of businesses, net of cash acquired	(15,625)	(329,176)
Acquisition of other assets	—	(250)
Net cash used in investing activities	(55,608)	(375,409)
FINANCING ACTIVITIES:
Proceeds from line of credit	17,093	204,131
Payments on line of credit	(17,093)	(272,131)
Proceeds from issuance of debt, net of origination fees of $7,615	—	392,385
Repayment of debt	(10,000)	(5,000)
Installment on purchase of non-controlling interest	(3,650)	(3,000)
Proceeds from sale of common stock, net	—	198,236
Repurchases from stock compensation program, net	(6,641)	(4,602)
Net cash (used in) provided by financing activities	(20,291)	510,019
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	168	99
CHANGE IN CASH AND CASH EQUIVALENTS	73,578	234,510
CASH AND CASH EQUIVALENTS—Beginning of period	245,764	43,736
CASH AND CASH EQUIVALENTS—End of period	$319,342	$278,246

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	October 1, 2021	October 2, 2020
Cash paid during the period for:
Income taxes	$13,899	$17,484
Cash paid for interest, net of capitalized interest	$5,184	$5,946
Cash paid for amounts included in the measurement of lease liabilities	$6,276	$5,267
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$14,276	$12,293
Non-cash investing activities:
Acquisition of non-controlling interest in exchange for equity and installment payments	$—	$21,975
Capital expenditures included in accounts payable	$4,428	$6,530
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
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2021 and 2020, the Company's fiscal year will end or has ended on December 31, 2021 and January 1, 2021, respectively. The twelve month periods ended December 31, 2021 and January 1, 2021, will include or have included 52 weeks. The three and nine month periods ended October 1, 2021 and October 2, 2020 each included 13 weeks and 39 weeks, respectively.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues.
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenues that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Segments - The Company has determined that it has a single operating and reportable segment: manufacturing, sale and service of performance-defining products. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed. Additionally, the Company has been impacted by the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. Despite the Company’s efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control, including: the duration and scope of the COVID-19 pandemic; government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic; increases in COVID-19 case counts; any additional waves of the virus, availability and ultimate efficacy of the vaccine on the new variants of the virus, including the Delta variant; and the effect of the COVID-19 pandemic on short- and long-term general economic conditions.
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
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in ASU 2020-10 contain improvements to the Codification to ensure consistency by including disclosure guidance in the appropriate Disclosure Section. This guidance includes an option for an entity to provide certain information either on the face of the financial statements or in the notes. ASU 2020-10 amends the Codification to include this language in the appropriate disclosure section. The ASU also provides clarification to various codification topics to improve consistency in guidance application. The amendments are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2020-10 effective in the first quarter of fiscal year 2021. The adoption of ASU 2020-10 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Powered Vehicles	$187,998	$153,031	$540,164	$372,081
Specialty Sports	159,437	107,669	416,571	256,082
Total sales	$347,435	$260,700	$956,735	$628,163

The following table summarizes total sales by sales channel:

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
OEM	$198,782	$143,687	$522,809	$335,295
Aftermarket	148,653	117,013	433,926	292,868
Total sales	$347,435	$260,700	$956,735	$628,163

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
North America	$210,623	$175,486	$608,800	$423,078
Asia	65,873	41,609	177,974	97,872
Europe	65,141	41,004	157,698	101,223
Rest of the world	5,798	2,601	12,263	5,990
Total sales	$347,435	$260,700	$956,735	$628,163
Remaining performance obligations represent the transaction price of contracts, generally considered to be the customer's purchase order, for which work has not been performed or has been partially performed. The Company has elected to exclude disclosure of remaining performance obligations with an original expected duration of one year or less. Revenue expected to be recognized from remaining performance obligations as of October 1, 2021 for contracts with a duration of more than one year was approximately $191,216, all of which is expected to be recognized during fiscal years 2022 and 2023. The increase from prior quarter is due the timing of model year releases.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
3. Inventory
Inventory consisted of the following:

	October 1,	January 1,
	2021	2021
Raw materials	$166,708	$87,503
Work-in-process	16,239	5,306
Finished goods	63,238	34,282
Total inventory	$246,185	$127,091

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	October 1,	January 1,
	2021	2021
Prepaid chassis deposits	$29,765	$66,812
Advanced payments and prepaid contracts	10,983	8,683
Current portion of acquisition-related compensation held in escrow	1,970	4,518
Other current assets	11,244	7,907
Total	$53,962	$87,920

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	October 1,	January 1,
	2021	2021
Building and building improvements	$73,370	$75,753
Information systems, office equipment and furniture	19,499	14,176
Internal-use computer software	23,231	19,853
Land and land improvements	15,429	9,698
Leasehold improvements	18,810	15,075
Machinery and manufacturing equipment	100,897	81,281
Transportation equipment	6,729	6,187
Total	257,965	222,023
Less: accumulated depreciation and amortization	(74,270)	(58,735)
Property, plant and equipment, net	$183,695	$163,288
During the nine months ended October 1, 2021, the Company reclassified certain assets from buildings to land and land improvements to better depict the nature of the assets.
The Company’s long-lived assets by geographic location are as follows:

	October 1,	January 1,
	2021	2021
United States	$158,116	$144,529
International	25,579	18,759
Total long-lived assets	$183,695	$163,288

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from 1 to 10 years, some of which include options to extend the lease term for up to 5 years, and some of which include options to terminate the leases within 1 year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 5.09 years and the weighted-average incremental borrowing rate was 2.47% as of October 1, 2021.
Operating lease costs consisted of the following:

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operating lease cost	$2,387	$1,835	$6,440	$5,209
Other lease costs (1)	339	214	961	733
Total	$2,726	$2,049	$7,401	$5,942

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	October 1, 2021
Operating lease right-of-use assets	Lease right-of-use assets	$34,976
Current lease liabilities	Accrued expenses	$8,110
Non-current lease liabilities	Other liabilities	$26,072
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2021 (excluding the 9 months ended October 1, 2021)	$2,327
2022	8,576
2023	7,608
2024	6,049
2025	4,660
Thereafter	7,122
Total lease payments	36,342
Less: imputed interest	(2,160)
Present value of lease liabilities	34,182
Less: current portion	(8,110)
Lease liabilities less current portion	$26,072

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	October 1,	January 1,
	2021	2021
Payroll and related expenses	$34,560	$22,407
Current portion of lease liabilities	8,110	6,754
Warranty	15,549	9,835
Income tax payable	16,313	7,595
Accrued sales rebate	11,684	4,471
Other accrued expenses	12,168	8,329
Total	$98,384	$59,391
Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Beginning warranty liability	$13,650	$8,915	$9,835	$5,649
Charge to cost of sales	4,422	2,181	11,753	4,987
Fair value of warranty assumed in acquisition	—	—	150	3,158
Costs incurred	(2,523)	(1,611)	(6,189)	(4,309)
Ending warranty liability	$15,549	$9,485	$15,549	$9,485

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
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.00%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At October 1, 2021, the one-month LIBOR and prime rates were 0.08% and 3.25%, respectively. At October 1, 2021, our weighted-average interest rate on outstanding borrowing was 1.30%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 1, 2021.
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
The Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at October 1, 2021.
The following table summarizes the line of credit under the Credit Facility:

October 1,
2021
Amount outstanding	$—
Standby letters of credit	15,000
Available borrowing capacity	235,000
Total borrowing capacity	$250,000
Maturity date	March 11, 2025

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
As of October 1, 2021, future principal payments for long-term debt, including the current portion, are summarized as follows:

October 1,
2021
For fiscal year
2021 (remaining 3 months)	$2,500
2022	17,500
2023	20,000
2024	20,000
2025	325,000
Total	385,000
Debt issuance cost	(4,385)
Long-term debt, net of issuance cost	380,615
Less: current portion	(15,000)
Long-term debt less current portion	$365,615

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
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion has been or will be settled in quarterly installment payments beginning in July 2020 through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 and $3,650 during the three and nine months ended October 1, 2021, respectively. The stock portion of 136 shares held in escrow has been or will be released quarterly starting January 2021 through July 2022. The Company released 19 and 58 shares of stock during the three and nine months ended October 1, 2021, respectively. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through October 1, 2021. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
10. Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company utilizes interest rate swaps to limit its exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments based on the one-month LIBOR over the lives of the agreements without an exchange of the underlying principal amounts.
As of October 1, 2021 and January 1, 2021, the Company had the following interest rate swap contracts:

			October 1, 2021	January 1, 2021
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
September 2, 2020	June 11, 2021	$200,000	$297	$(915)
July 2, 2021	March 11, 2025	$200,000	850	—
Total			$1,147	$(915)
On June 11, 2021, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement with a notional amount of $200,000. The terminated swap resulted in an unrealized gain of $324 at the termination date that will continue to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument.
The new swap agreement (the "Interest Rate Swap") has a maturity date of March 11, 2025 and is indexed to a one-month LIBOR with a fixed leg of 0.50%. The Interest Rate Swap met the criteria for cash flow hedges under ASC 815, Derivatives and Hedging, and is recorded in other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, are recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Condensed Consolidated Statement of Income when the forecasted transactions affect earnings. As required under ASC 815, the Interest Rate Swap’s effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income for the three and nine months ended October 1, 2021 were a loss of $45 and a gain of $1,575, respectively. No gains or losses were incurred for the three and nine months ended October 2, 2020.
Unrealized losses of $864 included in accumulated other comprehensive income related to the Interest Rate Swap are expected to be recognized in interest expense over the next twelve months.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	October 1, 2021				January 1, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$850	$—	$850	$—	$—	$—	$—
Total assets measured at fair value	$—	$850	$—	$850	$—	$—	$—	$—
Liabilities:
Credit Facility	$—	$380,615	$—	$380,615	$—	$389,588	$—	$389,588
Interest Rate Swap	—	—	—	—	—	915	—	915
Total liabilities measured at fair value	$—	$380,615	$—	$380,615	$—	$390,503	$—	$390,503
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine month period ended October 1, 2021.
The Company used Level 2 inputs to determine the fair value of the Credit Facility. The Company believes the carrying amount of its Credit Facility approximates the fair value at October 1, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Stockholders' Equity
Follow-on Stock Offerings
In June 2020, the Company completed a follow-on offering whereby it sold 2,760 shares of its common stock at a price of $76.00 per share for gross proceeds of $209,760. The net proceeds to the Company were $198,233 after underwriters' discounts and commissions of $11,015 and offering costs of $511. The total shares sold included 360 shares that were sold in connection with the underwriters' option to purchase additional shares. This offering was made pursuant to the Company's registration statement on Form S-3.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying Condensed Consolidated Statements of Income:

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Cost of sales	$203	$191	$514	467
Sales and marketing	215	173	580	490
Research and development	244	184	669	603
General and administrative	3,324	1,815	8,091	4,800
Total	$3,986	$2,363	$9,854	6,360
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan is included in Accrued Expenses on the Condensed Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the nine months ended October 1, 2021 upon the issuance of the underlying restricted stock units.
The following table summarizes the activity for the Company's unvested restricted stock units ("RSU") for the nine months ended October 1, 2021:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	450	$50.12
Granted	88	$149.03
Canceled	(22)	$53.81
Vested	(169)	$48.93
Unvested at October 1, 2021	347	$75.64
As of October 1, 2021, the Company had approximately $20,625 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.22 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
During the nine months ended October 1, 2021, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of performance share units is calculated based on the stock price on the date of grant.
The following table summarizes the activity for the Company's unvested PSUs for the nine months ended October 1, 2021:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	—	$—
Granted	29	$141.46
Unvested at October 1, 2021	29	$141.46
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $6,588 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.78 years.
For the nine months ended October 1, 2021, the Company had 3 unvested RSUs and PSUs outstanding which were excluded from the calculation of dilutive earnings per share because the effect would be anti-dilutive.
During the nine months ended October 1, 2021, 182 shares of common stock were issued due to the exercise of stock options and no options to purchase common stock expired or were forfeited. As of October 1, 2021, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
13. Income Taxes

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Provision for income taxes	$9,764	$5,431	$20,538	$9,555
Effective tax rates	18.2%	12.5%	14.0%	13.7%
For the three months ended October 1, 2021, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign-derived intangible income and a windfall of stock-based compensation. These benefits were partially offset by other non-deductible expenses and state taxes. For the nine months ended October 1, 2021, the difference between the Company’s effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign-derived intangible income and a windfall on stock-based compensation. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits and state taxes.
For the three months ended October 2, 2020, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from lower foreign tax rates, a lower tax rate on foreign-derived intangible income, research and development credits, realization of foreign tax credits, and excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses. For the nine months ended October 2, 2020, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign-derived intangible income, research and development credits, a negotiated reduction of Switzerland's withholding tax on prior year earnings, and excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

14. Related Party Transactions
On May 3, 2019, the Company acquired substantially all of the assets of Air Ride Technologies, Inc., d/b/a Ridetech ("Ridetech"). Ridetech has a building lease for its manufacturing and office facilities in Jasper, Indiana. The buildings are owned by a former owner of Ridetech, who is now an employee of the Company. The lease is effective from May 1, 2019 through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $48 and $144 for the three and nine months ended October 1, 2021, respectively.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $392 and $856 of parts and vehicles and sold approximately $217 and $467 of upfit packages to the dealership during the three and nine months ended October 1, 2021, respectively. As of October 1, 2021, the Company had $123 and $57 in accounts payable and accounts receivable, respectively, related to this dealership. Refer to Note 15 - Acquisitions for further details of this acquisition.
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
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $1,130 and $3,550 in costs associated with such retention incentives during the three and nine months ended October 1, 2021, respectively.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Fair market values
Tangible assets acquired	$28,678
Liabilities assumed	(32,479)
Intangible assets	139,900
Goodwill	195,754
Total	$331,853
The Company incurred $10,582 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation, during the nine months ended October 2, 2020. These costs are classified as general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
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
The allocation of the purchase price to the net liabilities assumed of $1,057, $5,560 in identifiable intangible assets and goodwill acquired of $10,636, is preliminary and subject to the completion of the Company's validation of working capital, with the assistance of specialists. The acquisition was not material to the Company's financial statements.
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
•our ability to maintain our suppliers for materials, product parts and vehicle chassis without significant supply chain disruptions;
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

Critical Accounting Policies and Estimates
As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA" or "Tax Act") in December 2017, we believe that it is more likely than not that a portion of our foreign tax credits will not be realizable before their expiration and therefore have provided a partial valuation allowance of $7.2 million against that tax asset. We reassess our projections and assumptions regarding the realization of our foreign tax credits periodically as changes in our business and tax regulations occur. To the extent such a valuation allowance is established or reduced in a period, we reflect the change with a corresponding increase or decrease of our income tax provision in our condensed consolidated financial statements. In the first and second quarters of 2021, the Company increased the forecast for additional revenue from Taiwan. The additional revenue is expected to generate foreign tax credits, that the Company believes will result in tax credits carried over from prior periods not to be realizable before their expiration. Therefore, the Company added $3.0 million and $0.6 million to the valuation allowance in the first and second quarters of 2021, respectively. There was no change to the valuation allowance in the third quarter of 2021.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in thousands)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$347,435	$260,700	$956,735	$628,163
Cost of sales	231,417	171,226	631,705	422,088
Gross profit	116,018	89,474	325,030	206,075
Operating expenses:
Sales and marketing	17,517	13,667	52,215	38,291
Research and development	12,318	8,514	33,410	24,779
General and administrative	25,614	16,463	70,209	53,443
Amortization of purchased intangibles	5,320	5,277	15,368	13,084
Total operating expenses	60,769	43,921	171,202	129,597
Income from operations	55,249	45,553	153,828	76,478
Interest and other expense, net:
Interest expense	1,849	2,291	6,351	7,030
Other (income) expense	(187)	(189)	855	(57)
Interest and other expense, net	1,662	2,102	7,206	6,973
Income before income taxes	53,587	43,451	146,622	69,505
Provision for income taxes	9,764	5,431	20,538	9,555
Net income	43,823	38,020	126,084	59,950
Less: net income attributable to non-controlling interest	—	—	—	1,072
Net income attributable to FOX stockholders	$43,823	$38,020	$126,084	$58,878

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the nine months ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	65.7	66.0	67.2
Gross profit	33.4	34.3	34.0	32.8
Operating expenses:
Sales and marketing	5.0	5.2	5.5	6.1
Research and development	3.5	3.3	3.5	3.9
General and administrative	7.4	6.3	7.3	8.5
Amortization of purchased intangibles	1.5	2.0	1.6	2.1
Total operating expenses	17.5	16.8	17.9	20.6
Income from operations	15.9	17.5	16.1	12.2
Interest and other expense, net:
Interest expense	0.5	0.9	0.7	1.1
Other (income) expense	(0.1)	(0.1)	0.1	—
Interest and other expense, net	0.5	0.8	0.8	1.1
Income before income taxes	15.4	16.7	15.3	11.1
Provision for income taxes	2.8	2.1	2.1	1.5
Net income	12.6	14.6	13.2	9.5
Less: net income attributable to non-controlling interest	—	—	—	0.2
Net income attributable to FOX stockholders	12.6%	14.6%	13.2%	9.4%
*Percentages may not foot due to rounding.

Three months ended October 1, 2021 compared to three months ended October 2, 2020
Sales

	For the three months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Powered Vehicle products	$188.0	$153.0	$35.0	22.8%
Specialty Sports products	159.4	107.7	51.7	48.1
Total sales	$347.4	$260.7	$86.7	33.3%
Total sales for the three months ended October 1, 2021 increased approximately $86.7 million, or 33.3%, compared to the three months ended October 2, 2020. Powered Vehicle product sales increased by $35.0 million, or 22.8%, due to strong performance in our upfitting product lines and increased demand in both the original equipment manufacturer ("OEM") and aftermarket channels. Specialty Sports product sales increased by $51.7 million, or 48.1%, due to continued strong demand in the OEM channel.
Cost of sales

	For the three months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Cost of sales	$231.4	$171.2	$60.2	35.2%
Cost of sales for the three months ended October 1, 2021 increased approximately $60.2 million, or 35.2%, compared to the three months ended October 2, 2020. The increase in cost of sales was primarily due to the 33.3% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended October 1, 2021, our gross margin decreased 90 basis points to 33.4% compared to 34.3% for the three months ended October 2, 2020. The decrease in gross margin was primarily driven by supply chain related costs, including increased raw materials prices and higher freight costs.
Operating expenses

	For the three months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$17.5	$13.7	$3.8	27.7%
Research and development	12.3	8.5	3.8	44.7
General and administrative	25.6	16.4	9.2	56.1
Amortization of purchased intangibles	5.3	5.3	—	—
Total operating expenses	$60.8	$43.9	$16.8	38.3%
Total operating expenses for the three months ended October 1, 2021 were $60.8 million compared to $43.9 million for the three months ended October 2, 2020. When expressed as a percentage of total sales, total operating expenses increased to 17.5% of total sales for the three months ended October 1, 2021 compared to 16.8% of total sales in the three months ended October 2, 2020. The increase in operating expenses is primarily due to higher employee related costs, higher commission costs, and higher investments to right-size our administrative support functions.

Within operating expenses, our sales and marketing expenses increased approximately $3.8 million primarily due to higher commissions of $3.0 million. Research and development costs increased approximately $3.8 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $9.2 million due to higher employee related costs of $4.5 million, as well as increases in various other costs as we continue to expand our administrative support functions.
Income from operations

	For the three months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Income from operations	$55.2	$45.6	$9.6	21.1%
As a result of the factors discussed above, income from operations for the three months ended October 1, 2021 increased approximately $9.6 million, or 21.1%, compared to income from operations for the three months ended October 2, 2020.
Interest and other expense, net

	For the three months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$1.8	$2.3	$(0.5)	(21.7)%
Other (income) expense	(0.2)	(0.2)	—	—%
Interest and other expense, net	$1.6	$2.1	$(0.5)	(23.8)%
Interest and other expense, net for the three months ended October 1, 2021 decreased by $0.5 million to $1.6 million compared to $2.1 million for the three months ended October 2, 2020. The decrease in interest and other expense, net is primarily due to lower interest rates.
Income taxes

	For the three months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Provision for income taxes	$9.8	$5.4	$4.4	81.5%
The effective tax rate was 18.2% and 12.5% for the three month periods ended October 1, 2021 and October 2, 2020, respectively.
For the three months ended October 1, 2021, the difference between the Company's effective tax rate of 18.2% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign-derived intangible income and a windfall from stock-based compensation. These benefits were partially offset by other non-deductible expenses and state taxes.
For the three months ended October 2, 2020, the difference between our effective tax rate of 12.5% and the 21% federal statutory rate resulted primarily from lower foreign tax rates, a lower tax rate on foreign-derived intangible income, research and development credits, realization of foreign tax credits, and excess benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.

Net income

	For the three months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Net income	$43.8	$38.0	$5.8	15.3%
As a result of the factors described above, our net income increased $5.8 million, or 15.3%, to $43.8 million in the three months ended October 1, 2021 from $38.0 million for the three months ended October 2, 2020.

Nine months ended October 1, 2021 compared to nine months ended October 2, 2020
Sales

	For the nine months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Powered Vehicle products	$540.2	$372.1	$168.1	45.2%
Specialty Sports products	416.6	256.1	160.5	62.7
Total sales	$956.8	$628.2	$328.6	52.3%
Total sales for the nine months ended October 1, 2021 increased approximately $328.6 million, or 52.3%, compared to the nine months ended October 2, 2020. Powered Vehicle product sales increased by $168.1 million, or 45.2%, due to increased demand primarily in the aftermarket channel, including strong performance from our upfitting product lines, and the inclusion of a full nine months of revenues from our SCA subsidiary. Additionally, our prior year results were impacted by production shutdowns at a majority of our OEM partners due to the COVID-19 pandemic. Specialty Sports product sales increased by $160.5 million, or 62.7%, drive by increased demand primarily in the OEM channel.
Cost of sales

	For the nine months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Cost of sales	$631.7	$422.1	$209.6	49.7%
Cost of sales for the nine months ended October 1, 2021 increased approximately $209.6 million, or 49.7%, compared to the nine months ended October 2, 2020. The increase in cost of sales was primarily due to the 52.3% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the nine months ended October 1, 2021, our gross margin increased 120 basis points to 34.0% compared to 32.8% for the nine months ended October 2, 2020. The increase in gross margin was primarily due to higher volume sales in our Specialty Sports Group and the strong performance of our upfitting product lines, as well as favorable product and channel mix. Additionally, our gross margin for the first nine months of the prior fiscal year period was negatively impacted by incremental costs related to the COVID-19 pandemic.

Operating expenses

	For the nine months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$52.2	$38.3	$13.9	36.3%
Research and development	33.4	24.8	8.6	34.7
General and administrative	70.2	53.4	16.8	31.5
Amortization of purchased intangibles	15.4	13.1	2.3	17.6
Total operating expenses	$171.2	$129.6	$41.6	32.1%
Total operating expenses for the nine months ended October 1, 2021 were $171.2 million compared to $129.6 million for the nine months ended October 2, 2020. When expressed as a percentage of total sales, total operating expenses decreased to 17.9% of total sales for the nine months ended October 1, 2021 compared to 20.6% of total sales in the nine months ended October 2, 2020. The increase in operating expenses is primarily due to higher employee related costs, increases in various other costs as we continue to expand our administrative support functions, and the impact of a full nine months of SCA operating costs. These increases were partially offset by lower acquisition-related costs and lower patent litigation-related expenses.
Within operating expenses, our sales and marketing expenses increased approximately $13.9 million primarily due to commissions of $8.7 million, employee related expenses of $3.5 million, and various other expenses. Research and development costs increased approximately $8.6 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $16.8 million due to higher employee related costs of $15.5 million, as well as various other investments of $9.8 million as we continue to right-size our administrative support functions. These increases were partially offset by lower acquisition-related costs of $9.4 million and lower litigation expenses of $0.9 million.
Amortization of purchased intangibles for the nine months ended October 1, 2021 increased by approximately $2.3 million as compared to the nine months ended October 2, 2020. The increase is primarily due to the amortization of intangible assets obtained through our acquisitions of SCA and Outside Van.
Income from operations

	For the nine months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Income from operations	$153.8	$76.5	$77.3	101.0%
As a result of the factors discussed above, income from operations for the nine months ended October 1, 2021 increased approximately $77.3 million, or 101.0%, compared to income from operations for the nine months ended October 2, 2020.
Interest and other expense, net

	For the nine months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$6.3	$7.0	$(0.7)	(10.0)%
Other expense (income)	0.9	(0.1)	1.0	(1,000.0)%
Interest and other expense, net	$7.2	$6.9	$0.3	4.3%
Interest and other expense, net for the nine months ended October 1, 2021 increased by $0.3 million to $7.2 million compared to $6.9 million for the nine months ended October 2, 2020. The increase in interest and other expense, net is primarily due to higher foreign exchange losses, partially offset by a decrease in interest expense due to the pay down of additional borrowings incurred in the prior year in connection with our March 2020 acquisition of SCA and lower interest rates.

Income taxes

	For the nine months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Provision for income taxes	$20.5	$9.6	$10.9	113.5%
The effective tax rate was 14.0% and 13.7% for the nine months periods ended October 1, 2021 and October 2, 2020, respectively. For the nine months ended October 1, 2021, the difference between the Company's effective tax rate of 14.0% and the 21% federal statutory rate resulted primarily from a windfall on stock-based compensation and a lower tax rate on foreign-derived intangible income. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits and state taxes.
For the nine months ended October 2, 2020, the difference between our effective tax rate of 13.7% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign-derived intangible income, research and development credits, a negotiated reduction of Switzerland's withholding tax on prior year earnings, and excess tax benefits related to stock-based compensation. These benefits were partially offset by state taxes, global low-tax intangible income and non-deductible expenses.
Net income

	For the nine months ended
(in millions)	October 1, 2021	October 2, 2020	Change ($)	Change (%)
Net income	$126.1	$60.0	$66.1	110.2%
As a result of the factors described above, our net income increased $66.1 million, or 110.2%, to $126.1 million for the nine months ended October 1, 2021 from $60.0 million for the nine months ended October 2, 2020.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our Credit Facility and the issuance of common stock. These sources of liquidity may be impacted by various factors, including demand for our products, impacts of the COVID-19 pandemic, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology. A summary of our operating, investing and financing activities is shown in the following table:

	For the nine months ended
(in thousands)	October 1, 2021	October 2, 2020
Net cash provided by operating activities	$149,309	$99,801
Net cash used in investing activities	(55,608)	(375,409)
Net cash (used in) provided by financing activities	(20,291)	510,019
Effect of exchange rate changes on cash and cash equivalents	168	99
Change in cash and cash equivalents	$73,578	$234,510
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, amortization of loan fees and net cash invested in working capital.
In the nine months ended October 1, 2021, net cash provided by operating activities was $149.3 million and consisted of net income of $126.1 million, plus non-cash items totaling $42.2 million, offset by changes in operating assets and liabilities totaling $19.0 million. Non-cash items and other adjustments consisted of depreciation and amortization of $32.3 million, stock-based compensation of $9.9 million, and amortization of loan fees of $1.2 million, offset by a $1.2 million change in deferred taxes and uncertain tax positions.
Our investment in operating assets and liabilities is a result of increased inventory of $116.8 million, and accounts receivable of $37.9 million, partially offset by increases in accounts payable of $66.1 million, accrued expenses of $25.9 million, and income taxes of $8.3 million and a decrease in prepaids and other assets of $35.4 million. The changes in inventory and accounts payable are primarily due to additional raw materials purchases to mitigate risks associated with supply chain uncertainty. The change in accounts receivable reflects business growth. The changes in accrued expenses and income taxes reflect higher compensation related accruals, warranty reserves, sales rebates and income taxes payable due to both business growth, as well as the timing of such payments. The change in prepaids and other assets are primarily due to a decrease in deposits on chassis.
In the nine months ended October 2, 2020, net cash provided by operating activities was $99.8 million and consisted of net income of $60.0 million, plus non-cash items totaling $20.4 million and less changes in operating assets and liabilities totaling $19.5 million. Non-cash items and other adjustments consisted of depreciation and amortization of $24.8 million, stock-based compensation of $6.4 million, and amortization of loan fees of $1.1 million, offset by a $11.9 million change in deferred taxes and uncertain tax positions. Our investment in operating assets and liabilities is a result of increased prepaids and other current assets of $14.7 million, accounts receivable of $12.6 million, and inventory of $0.6 million, offset by increases in accounts payable of $36.7 million, accrued expenses of $7.5 million, and income taxes of $3.2 million. The change in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our SCA subsidiary acquisition in March 2020. The changes in inventory, accounts receivable, and accounts payable reflect seasonality as well as timing of vendor payments. The changes in accrued expenses and income taxes are primarily attributable to the timing of rebate payments and the timing of tax payments, respectively.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets and investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the nine months ended October 1, 2021 and October 2, 2020, net cash used in investing activities was $55.6 million and $375.4 million, respectively. Investing activities for the nine months ended October 1, 2021 consisted of $40.0 million of property and equipment additions and $15.6 million of cash consideration for our purchases of Outside Van and Sola Sport Pty Ltd. Our investing activities for the nine months ended October 2, 2020 consisted of $329.2 million of cash consideration for our acquisition of SCA, $46.0 million of property and equipment additions and $0.3 million of acquisition of other assets.

Financing activities
Cash used in or provided by financing activities primarily relates to various forms of debt and equity instruments used to finance our business.
In the nine months ended October 1, 2021, net cash used in financing activities was $20.3 million, which consisted of payments of $6.6 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, payments on our term debt of $10.0 million, and $3.7 million in installment payments related to the purchase of the Tuscany non-controlling interest. Refer to Note 9 - Commitments and Contingencies for additional information on our purchase of the Tuscany non-controlling interest.
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
The Company paid $7.6 million in debt issuance costs, of which $6.5 million were allocated to the term debt and $1.2 million were allocated to the line of credit. Additionally, the Company had $0.4 million of remaining unamortized debt issuance costs. The Company expensed $0.3 million of the remaining unamortized debt issuance costs, which are included in interest and other expense, net on the Condensed Consolidated Statements of Income for the nine months ended October 2, 2020. The remaining $0.2 million were allocated to the line of credit. All loan fees allocated to the term debt will be amortized using the interest method, and all loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.00% or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At October 1, 2021, the one-month LIBOR and prime rates were 0.08% and 3.25%, respectively. At October 1, 2021, our weighted-average interest rate on outstanding borrowing was 1.30%. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 1, 2021.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.
Inflation
Historically, inflation has not had a material effect on our results of operations. However, we have recently experienced a rise in raw material costs, supply constraints, labor availability issues and logistical cost increases and our expectation is that these impacts will continue into the fourth quarter of 2021. While we are currently taking actions to mitigate these impacts, should these actions be unsuccessful or should such costs exceed what we can effectively mitigate, our business, financial condition and results of operations could be adversely impacted.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2021. Based on the evaluation of our disclosure controls and procedures as of October 1, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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
•we have grown and may continue to grow in the future through acquisitions, and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or complete any future acquisitions on favorable terms, or at all;
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has resulted in five million deaths worldwide, as of the date of filing this Quarterly Report, and it continues to spread in major markets in which we operate. The impact of the COVID-19 pandemic, including changes in consumer behavior, COVID-19 pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
These government-mandated closures, “shelter-in-place” directives, and an outbreak among, or quarantine of, the employees in any of our facilities, have caused and could continue to cause significant interruptions to, or temporary closures of our operations. These impacts include, but are not limited to:
•significant reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, financial hardship, shifts in demand away from one or more of our more discretionary or higher-priced products, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;
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
We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities and our suppliers, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which the Company operates. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside our control including: the duration and scope of the COVID-19 pandemic; government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic; increases in COVID-19 case counts; any additional waves of the virus; availability and ultimate efficacy of the vaccine on new variants of the virus, including the Delta variant; and the effect of the COVID-19 pandemic on short- and long-term general economic conditions.

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
•product recalls;
•high-profile component failures (such as a component failure during a race on a mountain bike ridden by an athlete that we sponsor);
•negative publicity regarding our brand or our sponsored athletes, which could be amplified on social media;
•high-profile injury or death to one of our sponsored athletes;
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
In 2020, we substantially completed the first phase of construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The first phase will be used for manufacturing, warehousing, distribution and office space. We are in the process of moving additional manufacturing operations as we re-balance existing facilities or expand to new manufacturing locations. As a result, we have incurred, and expect to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Unforeseen difficulties in our Georgia expansion project and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
A significant portion of our goods move through ports on the Western Coast of the U.S. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Dockworkers, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. While the West Coast ports labor agreement has been extended until July 2022, the 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations. Furthermore, the ongoing COVID-19 pandemic has only increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.
The proposed new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor’s Occupational Safety and Health Administration is drafting an emergency regulation to carry out this mandate, which is expected to take effect in the coming weeks. It remains unclear, among other things, if the vaccine mandate will apply to all employees or only to employees who work in the office, and how compliance will be documented.
It is currently not possible to predict with certainty the exact impact the new regulation would have on us. As a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce or our unvaccinated employees would require weekly testing. This may result in employee attrition, which could be material as a substantial number of our employees are based in states where vaccination rates are below the national average. If we were to lose employees, it could have an adverse effect on future revenues and costs, which could be material. Accordingly, the proposed new regulation when implemented could have a material adverse effect on our business and results of operations.

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
We could also be adversely affected if we fail to attract and retain talent throughout our organization. For instance, we rely on skilled and well-trained engineers for the design and production of our products, as well as in our research and development functions. Competition for such individuals is intense, particularly in California and Georgia where several of our facilities are located. Our inability to attract or retain qualified employees in our design, production or research and development functions or elsewhere in our Company could result in diminished quality of our products and delinquent production schedules or impede our ability to develop new products. Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.
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
We do not control our dealers or distributors, and many of our contracts allow these entities to offer our competitors’ products. Our competitors may incentivize our dealers and distributors to favor their products. In addition, we do not have long-term contracts with a majority of our dealers and distributors, and our dealers and distributors are not obligated to purchase specified amounts of our products. In fact, the majority of our dealers and distributors buy from us on a purchase order basis. Consequently, with little or no notice, many of these dealers and distributors may terminate their relationships with us or materially reduce their purchases of our products. If we were to lose one or more of our dealers or distributors, we would need to obtain a new dealer or distributor to cover the particular location or product line, which may not be possible on favorable terms or at all.

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
Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. We sell our products inside and outside of the U.S. primarily in U.S. Dollars and New Taiwan Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive, and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations.
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
•political, economic, or other actions from China could impact Taiwan and its economy, and may adversely affect our operations in Taiwan, our customers, and our supply chain;
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
As of October 1, 2021, we employed approximately 3,870 full-time employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
We could be negatively impacted by cybersecurity attacks and are subject to evolving privacy laws in the U.S. and other jurisdictions that could adversely impact our business and require that we incur substantial costs.
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic.
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Similarly, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and affords consumers new rights with respect to their data. It also provides a new private right of action for data breaches. The CCPA has been amended several times, including by the California Privacy Rights Act (the "CPRA"), a California ballot initiative that passed in November 2020, and takes effect on January 1, 2023, which, among other things, significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Failure to meet GDPR, CCPA and CPRA requirements could result in financial penalties. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as other states across the country are considering and proposing similar laws, and states like Virginia and Colorado have recently enacted CCPA-like laws to provide their respective residents with similar rights. Privacy laws, both domestically and internationally, are changing rapidly, including a discussion in Congress of a new federal data protection and privacy law, all of which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and result in increased compliance costs and/or changes in business marketing practices and policies.

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
We have grown and may continue to grow in the future through acquisitions. Growth by acquisitions involves risks, and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
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
As of October 1, 2021, we had $380.6 million of indebtedness, and $235.0 million in revolving credit available to borrow under the Credit Facility. Our ability to borrow under the Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the Credit Facility.
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
As of October 1, 2021, we had $380.6 million of indebtedness outstanding under the Credit Facility. Based on the $180.6 million of variable interest rate indebtedness that was outstanding as of October 1, 2021, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.5 million increase or decrease in interest expense for the three months ended October 1, 2021, respectively.

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
Certain of our products are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the Environmental Protection Agency, the European Union, state regulatory agencies (such as the California Air Resources Board) and other regulatory agencies around the world. We have made, and continue to make, capital and research expenditures to ensure certain of our products comply with these emission standards. Developing products to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing products efficiently for multiple markets complicated and could result in additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.
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
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions could, among other things, disrupt the operation of our supply chain, since our bike suspension manufacturing is entirely located in Taiwan, which is prone to typhoons, increase our product costs and impact the types and amounts of products that consumers purchase, since the majority of our products are used in outdoor recreation. In addition, a number of our facilities are located in California, a state that frequently experiences earthquakes and wildfires. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, many nations have agreed to limit emissions of greenhouse gas pursuant to the United Nations Framework Convention on Climate Change, also known as the "Kyoto Protocol" and other initiatives. In December 2015, the U.S. and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the U.S. withdrew from the Paris Agreement in November 2020, the U.S. officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations, and may in the future choose to join other international agreements targeting greenhouse gas emissions. In addition, in January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration's policies and to confront the climate crisis. President Biden also issued an executive order solely targeting climate change. The adoption of legislation or regulatory programs at the federal level or other government action to reduce emissions of greenhouse gases, could have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers and us. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate.
We are subject to employment practice laws and regulations, and, as such, are exposed to litigation risks, and we may incur higher employee costs in the future.
We are subject to extensive laws and regulations relating to employment practices, including wage and hour, wrongful termination and discrimination. Complying with such laws and regulations, and defending against allegations of our failure to comply (including meritless allegations), can be expensive and time consuming. We believe that our policies and processes comply with applicable employment standards and related regulations; however, we are subject to risks of litigation by employees and others that might involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination, misclassification of independent contractors as employees, wrongful termination and other concerns, which could require additional expenditures.
We are subject to environmental laws and regulation and potential exposure for environmental costs and liabilities.
Our operations, facilities and properties are subject to a variety of foreign, federal, state and local laws and regulations relating to health, safety and the protection of the environment. These environmental laws and regulations include those relating to the use, generation, storage, handling, transportation, treatment and disposal of solid and hazardous materials and wastes, emissions to air, discharges to waters and the investigation and remediation of contamination. Many of these laws impose strict, retroactive, joint and several liability upon owners and operators of properties, including with respect to environmental matters that occurred prior to the time the party became an owner or operator. In addition, we may have liability with respect to third-party sites to which we send waste for disposal. Failure to comply with such laws and regulations can result in significant fines, penalties, costs, liabilities or restrictions on operations that could negatively affect our business, financial condition or results of operations. From time to time, we have been involved in administrative or legal proceedings relating to environmental, health or safety matters and have incurred expenditures relating to such matters in the past.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $175.79 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,103,983 of which shares were outstanding as of October 1, 2021. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended October 1, 2021:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
7/3 - 8/6	9,601	$161.54
8/7 - 9/3	—	$—
9/4 - 10/1	—	$—
Total	9,601	$161.54

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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
November 4, 2021		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)