Form 10-K
period 2021-12-31
FOX FACTORY HOLDING CORP
filed 2022-02-24
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on July 2, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,958,970,000. As of February 22, 2022, there were 42,121,803 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We may make forward-looking statements in our United States ("U.S.") Securities and Exchange Commission ("SEC") filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K are subject to numerous risks and uncertainties, including but not limited to risks related to:
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
Fox Factory, Inc., our operating subsidiary, was incorporated in California in 1978. Fox Factory Holding Corp. was incorporated in Delaware on December 28, 2007. In October 2018, we announced the relocation of our business headquarters from Scotts Valley, California to Braselton, Georgia, which was effective on December 31, 2018. In June 2021, we established a principal executive office in Duluth, Georgia.
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
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Giant, Merida, Orbea, Kenstone Metal, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles in Specialty Sports and BRP, Ford, Polaris, Toyota, 4 Wheel Parts, Kawasaki, Yamaha, and Honda in Powered Vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
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
 Over the past several years, we have developed multiple new products, such as:
•The first independently controlled compression and rebound, semi-active Live Valve X2 shock. On a 3.0 internal bypass platform, it is the longest rear UTV shock to date with 15.6” of stroke;
•The next generation of Live Valve combined with a 3.1-inch diameter anodized aluminum shock body, specifically designed to withstand the higher internal pressures created by the new valve’s wider dynamic range;

•Electronically adjustable rear suspension pre-load allowing a user to easily compensate for the additional weight and bring a vehicle back to optimal ride height;
•Position sensitive spiral technology uses internal grooves placed in the shock body to improve small bump comfort and bottom out control, providing the performance of position sensitive damping at a lower price point;
•Ridetech RidePro E5 Air Suspension Control System, improving comfort and performance to your vehicle;
•Ridetech 62-67 Nova Suspension System (Coil-Over & Air), bringing today's performance to your vintage vehicle;
•Market leading 3-4” Bronco suspension lift products that are custom designed to each model configuration and that utilize a combination of strut and pre-load spacers for a more balanced performance;
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
Leverage technology and brand to expand into new categories and end-markets
We believe innovation is the foundation of our company. As we continue to leverage latest technology to develop a diverse portfolio of performance-defining products, our Powered Vehicle Group facility extends our ability to not only scale to newer levels but also do it efficiently. We have great relations with our OEM and Aftermarket partners and given our key distinct strengths, we believe we have and will continue to win more applications. Leveraging our technology and scale, we have successfully expanded into commercial/RV and street car applications with a lot of room to penetrate and plan to grow those channels with more pioneering product applications. Additionally, to grow our end user base, we are now looking at ways to explore international opportunities with some of our applications.
Opportunistically expand our business platform through acquisitions
Over the past several years, we have completed acquisitions that we believe enhance our business and strategically expand our product offerings. In March 2020, we acquired substantially all the issued and outstanding capital stock of SCA Performing Holdings, Inc. ("SCA"), a leading OEM authorized specialty vehicle manufacturer for light duty trucks and sport utility vehicles. In May 2021, through our wholly owned subsidiary, SCA Performance, Inc. ("SCA"), we acquired all of the issued and outstanding stock of Manifest Joy LLC ("Outside Van), a custom van conversion company that designs and custom engineers recreational vehicles. In December 2021, through our wholly owned subsidiary, Shock Therapy Suspension, Inc., we acquired substantially all the assets of Shock Therapy LLC ("Shock Therapy"), a premier suspension tuning company in the off-road industry. The Company expects these acquisitions to expand its North American geographic manufacturing footprint and broaden its product offerings in the automotive industry. We believe there is opportunity to expand our total available market by broadening our acquisition focus to include a more diverse range of performance products that add to or increase our customers' enjoyment of their activities of choice. We also believe that our passionate customer base has a desire for other types of performance products beyond those that attach to a vehicle or bike.
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

Accelerate international growth
We believe international expansion represents a significant opportunity for us and we have, and intend to continue to, selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium, performance bikes and powered vehicles should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the Union Cycliste Internationale Mountain Bike World Cup and X Games, is contributing to the growth of international participation in activities in which our products are used. We intend to leverage the recognition of our brands to capitalize on these trends by globally increasing our sales to both OEMs and dealers and distributors, particularly in markets where we perceive significant opportunities.
Improve operating and supply chain efficiencies
In 2019, we completed the process of relocating our Specialty Sports Group’s U.S. aftermarket bike products distribution, sales, and service operations to Sparks, Nevada.
We recently completed the construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia (the "Hall County Facility") to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Hall County Facility is being used for manufacturing, warehousing, distribution and office space. We are currently transitioning out of our Watsonville, California facility and relocating our powered vehicles suspension manufacturing to the Hall County Facility.
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
Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX, BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, and SCA brands for side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. In each of the years ended December 31, 2021, January 1, 2021 and January 3, 2020, approximately 55%, 59% and 60%, respectively, of our sales were attributable to sales of powered vehicles related products.
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
Specialty Sports
Our bike product offerings are used on a wide range of performance mountain bikes and road bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. Given this wide range of bike products and brands, as well as the potential to expand our offerings to include other types of performance-defining products, we changed the name of the group from Bike Division to Specialty Sports Group. In each of the years ended December 31, 2021, January 1, 2021 and January 3, 2020, approximately 45%, 41% and 40%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike suspension products are sold in five series and under the Marzocchi brand: (i) our Marzocchi BOMBER series, designed for a rider who values ease of use over adjustability; (ii) our FOX Rhythm series, designed to provide FOX performance at the entry price point of the high-end mountain bikes segment; (iii) our FOX Performance series, designed for demanding enthusiasts; (iv) our FOX Performance Elite series, designed for experienced and expert riders; and (v) our FOX Factory series, designed for maximum performance at a professional level.
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
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance-testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Research and development expenses totaled approximately $46.6 million, $34.3 million and $31.8 million in fiscal years 2021, 2020 and 2019, respectively.
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
Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to approximately 150 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2021, 55% of our sales resulted from sales to OEM customers and 45% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 35%, 36% and 44% of our sales in fiscal years 2021, 2020 and 2019, respectively. In 2021 and 2020 no single customer represented 10% or more of our sales. Our sales to Ford, a powered vehicles OEM, accounted for approximately 11% in 2019.
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

Our North American sales totaled $811.3 million, $593.3 million, and $502.3 million, or 62%, 67% and 67%, of our total sales in 2021, 2020 and 2019, respectively. Our international sales totaled $487.8 million, $297.3 million and $248.8 million or 38%, 33% and 33% of our total sales in fiscal years 2021, 2020 and 2019, respectively. Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the U.S. Additional information about our product revenues and certain geographical information is available in Note 2 - Revenues of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Powered Vehicles
We sell our powered vehicle-suspension products to OEMs, including BRP, Ford, Polaris, Toyota, Kawasaki, Yamaha, and Honda. We also are continually nurturing and developing relationships with our existing and new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell to dealers and distributors, both domestically and internationally. Our dealers sell directly to consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers.
Specialty Sports
We sell our bike suspension and components products to a broad network of domestic and international bike OEMs, including Giant, Merida, Orbea, Kenstone Metal, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
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
We recently completed the Hall County Facility to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Hall County Facility is being used for manufacturing, warehousing, distribution and office space. We are currently transitioning out of our Watsonville, California facility and relocating our powered vehicles suspension manufacturing to the Hall County Facility.
We had approximately $223.5 million and $128.5 million in firm backlog orders at December 31, 2021 and January 1, 2021, respectively. The increase in 2021 backlog, as compared to 2020, was due to growth in sales, growing market share, and backfilling order that were delayed in prior year due to chassis shortages.
Suppliers and raw materials
The primary raw materials used in the production of our products are aluminum, magnesium, carbon and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. We do, however, depend on a limited number of suppliers for certain of our components. If our current suppliers for such components are unable to timely fill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. Please read Item 1A. "Risk Factors" – Risks Related to Our Business and Operations - "We depend on a limited number of suppliers for our materials and component parts for some of our products, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business." In addition, prices for our raw materials fluctuate. While price fluctuations have not materially impacted our business historically, we are actively monitoring the current market conditions and price trends.
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
Human Capital Resources
Employee Overview
As of December 31, 2021, we had approximately 4,100 employees in the U.S., Canada, Europe, Taiwan and Australia. Our employees are primarily located in the U.S. We also use temporary employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Health and Safety
Employee health and safety in the workplace is one of our top priorities. In response to the COVID-19 pandemic, we have been working to keep our employees safe and healthy from this outbreak. Using guidance from the Centers for Disease Control ("CDC"), the World Health Organization ("WHO"), and the various states and counties in which we operate, we have taken a number of measures to keep employees safe. Employees are offered paid sick leave or paid time off to cover sickness and absences. We will continue to make our employees a priority.

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
Financial information about segments and geographic areas
We operate in one reportable segment: manufacturing, sale and service of performance-defining products. Additional information about our product segment and certain geographic information is available in Note 2. "Revenues" and Note 5. "Property, Plant and Equipment, net" of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.
Corporate and available information
Our principal executive offices are located at 2055 Sugarloaf Circle, Suite 300, Duluth, GA 30097, and our telephone number is (831) 274-6500. Our website address is www.ridefox.com.
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has resulted in over five and a half million deaths worldwide, as of the date of filing this Annual Report, and it continues to spread in major markets in which we operate. The impact of the COVID-19 pandemic, including changes in consumer behavior, COVID-19 pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
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
We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities and our suppliers, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which the Company operates. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside our control including: the duration and scope of the COVID-19 pandemic; government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic; increases in COVID-19 case counts; any additional waves or resurgences of the virus; availability and ultimate efficacy of the vaccine on new variants of the virus, including the Omicron variant; and the effect of the COVID-19 pandemic on short- and long-term general economic conditions.

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
We also purchase various raw materials in order to manufacture our products. The main commodity items purchased for production include aluminum, magnesium, steel and carbon. Historically, price fluctuations for these components and raw materials have not had a material impact on our business. In the future, however, if we experience material increases in the price of components or raw materials and are unable to pass on those increases to our customers, or there are shortages in the availability of such component parts or raw materials, or there are rising prices due to overall inflationary pressures, it could negatively affect our business, financial condition or results of operations.
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
Product development requires significant financial, technological and other resources. While we expended approximately $46.6 million, $34.3 million and $31.8 million for our research and development efforts in 2021, 2020 and 2019, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.

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
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are up-fitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA Performance, Tuscany, Outside Van, and Shock Therapy, a growing portion of our sales are expected to be generated from providing up-fitting solutions. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2021, approximately 45% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
We recently completed the construction of the Hall County Facility to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Hall County Facility is being used for manufacturing, warehousing, distribution and office space. We are currently transitioning out of our Watsonville, California facility and relocating our powered vehicles suspension manufacturing to the Hall County Facility. As a result, we have incurred, and expect to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Unforeseen difficulties in our Georgia expansion project and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
We grew our sales from approximately $890.6 million in 2020 to approximately $1,299.1 million in 2021. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative performance-defining products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 24%, 23%, and 32% of our sales in fiscal years 2021, 2020 and 2019. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, the loss of market share by these customers, manufacturing or other problems, including disruptions related to COVID-19, could have a material impact on our business, financial condition or results of operations.
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
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Our products and items where our products are incorporated as original equipment on the purchased item are frequently subject to regulation by various agencies, including, for example, the National Highway Traffic Safety Administration ("NHTSA"), the Consumer Product Safety Commission ("CPSC") and/or similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. In the case of OEM sales, each manufacturer has its own practices regarding product recalls and other product liability actions that could involve its suppliers. Additionally, as suppliers become more integrally involved in the design process and assume a greater role in the overall system design, OEMs could potentially look to us to share in the cost if faced with recalls and product liability claims.
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
As of December 31, 2021, we employed approximately 4,100 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
We are subject to government-mandated wage and benefit laws and regulations in many varying countries and jurisdictions. For example, the State of California, where a substantial number of our employees are located, increased the statewide minimum wage to $15.00 per hour, effective as of January 1, 2022. Additionally, the U.S. Congress is considering whether to pass national minimum wage legislation. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations. Further, the evolving labor market and increased ability for employees in our industry and other industries to work from home or have remote work arrangements may impact the turnover of our employees, potentially making it more difficult for us to compete.
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

In 2015, we began the process of implementing a global enterprise resource planning system ("ERP"). The pilot phase of the new ERP was completed in fiscal year 2016 and additional phases were completed in 2018, 2019 and 2021. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses, ransomware software viruses and other similar types of malicious activities and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic.
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
Despite the implementation of security measures, the information technology systems of our vendors or commercial partners are vulnerable to damage from computer viruses, ransomware software viruses and other similar types of malicious activities, unauthorized access, natural disasters, and electrical failures. Such events could cause disruptions in our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or propriety information, we could be subject to litigation and reputational harm, which could materially adversely affect our financial condition, business or results of operations.

We have grown and may continue to grow in the future through acquisitions. Growth by acquisitions involves risks, and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
We have completed several acquisitions over the past several years, including our acquisition of SCA in March 2020, Outside Van and Sola Sport Pty Ltd. ("Sola Sport") in May 2021, and Shock Therapy in December 2021. Additionally, we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we have made and might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
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
As of December 31, 2021, we had $378.5 million of indebtedness, net of loan fees, and $235.0 million in revolving credit available to borrow under the Credit Facility. Our ability to borrow under the Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the Credit Facility.
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
Recent interest rates in the U.S. have been at historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the interest rate swap entered into in August 2020, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 11. "Derivatives and Hedging" for additional information regarding the interest rate swap arrangement.

As of December 31, 2021, we had $382.5 million of indebtedness outstanding under the Credit Facility. Based on the $182.5 million of variable interest rate indebtedness that was outstanding as of December 31, 2021, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.8 million increase or decrease in interest expense for the year ended December 31, 2021, respectively.
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
We are subject to income tax requirements in various jurisdictions in the U.S. and internationally. In preparing our financial statements, we provide for income taxes based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our income tax obligations may be higher due to numerous factors. Changes to tax laws or interpretations proposed by the current administration in the U.S.; modifications to the U.S. tax reform enacted in December 2017; revisions to estimates regarding our ability to utilize foreign tax credits, particularly increases in revenues generated in Taiwan or changes in the export potential from Taiwan; increases in applicable tax rates; and actions by tax authorities in jurisdictions in which we operate could have a material impact on our net income and cash flows.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum, with only a handful of countries exempt from the increase. Throughout the Trump Administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. The U.S. and the European Union also imposed tariffs on each other's products stemming from a dispute at the World Trade Organization related to aircraft. The Biden Administration and U.S. Congress have created significant uncertainty about their review of tariffs and future relationships between the U.S. and other countries with respect to regulations.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. Since our IPO in 2013, our stock price has fluctuated between $190.29 and $13.35 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,119,956 of which shares were outstanding as of December 31, 2021. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 31, 2021, we occupied the following square footage by location:

	U.S.	Other Countries	Total
Leased facilities	823,572	401,468	1,225,040
Owned facilities	914,327	42,900	957,227
Total	1,737,899	444,368	2,182,267
Certain administrative, research and development and manufacturing operations are located in California and Georgia. We also manufacture in the U.S. States of Michigan, Colorado, Indiana, Alabama and Oregon, and internationally in Taiwan and Canada, and maintain sales and service offices in the U.S. and Europe.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
SRAM, LLC (“SRAM”) filed (i) a lawsuit on December 17, 2015 in the U.S. District Court, Northern District of Illinois, against RFE Holding (Canada) Corp. (“RFE Canada”), a wholly-owned subsidiary of Fox Factory Holding Corp. (“Fox Factory”), alleging patent infringement of U.S. Patent number 9,182,027 (“027 Patent”) and violation of the Lanham Act, and (ii) a second lawsuit on May 16, 2016 in the same court against RFE Canada alleging patent infringement of U.S. Patent number 9,291,250 (“250 Patent” and, together with 027 Patent, the “Applicable SRAM Chainring Patents”).
In addition, Fox Factory, Inc. (a wholly owned subsidiary of Fox Factory) filed (i) a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM alleging SRAM’s infringement of two separate Fox Factory, Inc. owned patents, specifically U.S. Patent number 6,135,434, and (ii) a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of Fox Factory, Inc.’s U.S. Patent numbers 8,226,172 and 8,974,009 (collectively, the “Applicable Fox Axle Patents”) (which actions were later moved to U.S. District Court, District of Colorado).
As previously disclosed on December 22, 2021, Fox Factory entered into a Settlement and License Agreement with SRAM that, among other things, provides (i) all claims amongst the parties in the aforementioned complaints shall be dismissed with prejudice, without any admission of liability or fault by any party, (ii) SRAM granted Fox Factory a non-exclusive license to make and use products and services covered by the Applicable SRAM Chainring Patents under the FOX brand in exchange for specified royalty rates, (iii) Fox Factory granted SRAM a non-exclusive, royalty-free license to make and use products and services covered by the Applicable Fox Axle Patents under the SRAM brand, and (iv) the exchange of mutual releases by the parties.
From time to time, the Company is involved in other legal proceedings that arise in the ordinary course of business. Although the Company cannot assure the outcome of such legal proceedings, based on information currently available, management does not believe that the ultimate resolution of any pending matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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

	High	Low
Year Ending January 1, 2021
Quarter ended April 3, 2020	$79.19	$34.58
Quarter ended July 3, 2020	91.84	37.40
Quarter ended October 2, 2020	113.41	69.95
Quarter ended January 1, 2021	108.89	78.20
Year Ending December 31, 2021
Quarter ended April 2, 2021	$144.26	$101.82
Quarter ended July 2, 2021	166.88	128.25
Quarter ended October 1, 2021	172.25	137.43
Quarter ended December 31, 2021	190.29	142.40
On February 22, 2022, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $120.90 per share.
Stockholders
As of January 31, 2022, there were approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 31, 2021 and January 1, 2021. In addition, our Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility" for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant. We do not intend to pay dividends in the foreseeable future.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2021 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite") and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share
10/2-11/5	1,436	$161.03
11/6-12/3	435	175.35
12/4-12/31	975	158.90
Total	2,846	$162.49

(1) Includes shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report in Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the "Risk Factors" and "Special Note Regarding Forward-Looking Statements" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We design, engineer, manufacture and market performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bikes, side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of parts represented less than 1% of our sales in each of the years ended December 31, 2021, January 1, 2021 and January 3, 2020.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of performance-defining products. Our products fall into the following two categories:
•powered vehicles, including side-by-sides, certain on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications including military, motorcycles, and commercial trucks;
•specialty sports products, which consist primarily of bike suspension and component products.
In each of the years ended December 31, 2021, January 1, 2021 and January 3, 2020, approximately 55%, 59% and 60%, respectively, of our sales were attributable to sales of products for powered vehicles and approximately 45%, 41% and 40%, respectively, of our sales were attributable to sales of specialty sports products.
Our North American sales totaled $811.3 million, $593.3 million and $502.3 million, or 62%, 67% and 67% of our total sales in fiscal years 2021, 2020 and 2019, respectively. Our international sales totaled $487.8 million, $297.3 million and $248.8 million, or 38%, 33% and 33% of our total sales in fiscal years 2021, 2020 and 2019, respectively. Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the U.S. We estimate, based on our internal projections, that approximately one-third of the end users of our bike products are located outside the U.S.
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

We recently completed the construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia (the "Hall County Facility") to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Hall County Facility is being used for manufacturing, warehousing, distribution and office space. We are currently transitioning out of our Watsonville, California facility and relocating our powered vehicles suspension manufacturing to the Hall County Facility.
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
•general and administrative; and
•amortization of purchased intangibles.
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
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 31, 2021, January 1, 2021 and January 3, 2020.
Income from operations
We define income from operations as gross profit less our operating expenses. We use income from operations as an indicator of the profitability of our business and our ability to manage costs.
Interest and other expense, net
Interest expense consists of interest charged to us under our credit facility and changes related to our interest rate swap.
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
For the years ended December 31, 2021, January 1, 2021 and January 3, 2020, we had effective tax rates of 13.0%, 12.2% and 13%, respectively.
As of December 31, 2021, our deferred tax assets included foreign tax credits of approximately $48.3 million, which begin to expire in 2025 unless utilized.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, we recorded an additional valuation allowance of $2.1 million, as we anticipate that the Tax Cuts and Jobs Act (the "TCJA") will partially limit our ability to utilize our foreign tax credits. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next 12 months as we assess the progress and outcome of our plans to alter the generation and utilization of foreign tax credits.
Stock-based compensation gives rise to deferred tax assets to the extent of the compensation expense recognized on non-qualified stock options that have not been exercised or expired and restricted stock awards that have not vested. As of December 31, 2021, our deferred tax assets included $2.3 million associated with stock-based compensation expense. The difference between the deferred tax asset and the actual tax deduction for stock-based compensation is recorded as a component of our income tax expense. Our effective tax rate will vary based on such differences.
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

Results of operations
The table below summarizes our results of operations for the fiscal years ended December 31, 2021, January 1, 2021, and January 3, 2020:

	For the fiscal years ended
	December 31	January 1	January 3
(in thousands)	2021	2021	2020
Sales	$1,299,064	$890,554	$751,020
Cost of sales	866,732	601,007	508,285
Gross profit	432,332	289,547	242,735
Operating expenses:
Sales and marketing	70,925	52,214	42,794
Research and development	46,567	34,292	31,789
General and administrative	97,241	71,309	48,999
Amortization of purchased intangibles	20,685	17,583	6,344
Total operating expenses	235,418	175,398	129,926
Income from operations	196,914	114,149	112,809
Interest and other expense, net:
Interest expense	8,162	9,294	3,173
Other expense, net	371	325	1,067
Total interest and other expense, net	8,533	9,619	4,240
Income before income taxes	188,381	104,530	108,569
Provision for income taxes	24,563	12,784	14,099
Net income	163,818	91,746	94,470
Less: net income attributable to non-controlling interest	—	1,072	1,437
Net income attributable to FOX stockholders	$163,818	$90,674	$93,033

The following table sets forth statement of income data as a percentage of sales for the years indicated:

	For the fiscal years ended
	December 31	January 1	January 3
	2021	2021	2020
Sales	100.0%	100.0%	100.0%
Cost of sales	66.7	67.5	67.7
Gross profit	33.3	32.5	32.3
Operating expenses:
Sales and marketing	5.5	5.9	5.7
Research and development	3.6	3.9	4.2
General and administrative	7.5	8.0	6.5
Amortization of purchased intangibles	1.6	2.0	0.8
Total operating expenses	18.1	19.7	17.3
Income from operations	15.2	12.8	15.0
Interest and other expense, net:
Interest expense	0.6	1.0	0.4
Other expense, net	—	—	0.1
Interest and other expense, net	0.7	1.1	0.6
Income before income taxes	14.5	11.7	14.5
Provision for income taxes	1.9	1.4	1.9
Net income	12.6	10.3	12.6
Less: net income attributable to non-controlling interest	—	0.1	0.2
Net income attributable to FOX stockholders	12.6%	10.2%	12.4%
*Percentages may not foot due to rounding.

Fiscal year ended December 31, 2021 compared to fiscal year ended January 1, 2021
Sales

	For the fiscal years ended
(in millions)	2021	2020	Change ($)	Change (%)
Sales	$1,299.1	$890.6	$408.5	45.9%
Sales for the year ended December 31, 2021 increased approximately $408.5 million, or 45.9%, compared to the year ended January 1, 2021. The sales increase reflects a 57.8% increase in Specialty Sports products as well as a 37.5% growth in Powered Vehicle products for the year ended December 31, 2021 compared to the prior year. The increase in Specialty Sports product sales reflects higher demand primarily in the OEM channel. The increase in Powered Vehicle product sales was primarily due to strong performance from our upfitting product lines, the inclusion of a full year of SCA's results and increased demand in the aftermarket channel.
Cost of sales

	For the fiscal years ended
(in millions)	2021	2020	Change ($)	Change (%)
Cost of sales	$866.7	$601.0	$265.7	44.2%
Cost of sales for the year ended December 31, 2021 increased approximately $265.7 million, or 44.2%, compared to the year ended January 1, 2021. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin, which are discussed below.
For the year ended December 31, 2021, our gross margin was 33.3% compared to 32.5% for the year ended January 1, 2021. The increase in gross margin for the fiscal year 2021 was primarily due to higher volume sales in our Specialty Sports Group and the strong performance of our upfitting product lines, as well as favorable product and channel mix. Additionally, our gross margin for the prior fiscal year period was negatively impacted by incremental costs related to the COVID-19 pandemic.
Operating expenses

	For the fiscal years ended
(in millions)	2021	2020	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$70.9	$52.2	$18.7	35.8%
Research and development	46.6	34.3	12.3	35.9%
General and administrative	97.2	71.3	25.9	36.3%
Amortization of purchased intangibles	20.7	17.6	3.1	17.6%
Total operating expenses	$235.4	$175.4	$60.0	34.2%
Total operating expenses for the year ended December 31, 2021 increased approximately $60.0 million, or 34.2%, over the comparable period in 2020. When expressed as a percentage of sales, operating expenses decreased to 18.1% of sales for the year ended December 31, 2021 compared to 19.7% of sales in 2020.
Within operating expenses, our sales and marketing expense increased by approximately $18.7 million primarily due to higher commissions of $11.8 million, higher employee related expenses of $1.5 million, and various others. Research and development expenses increased approximately $12.3 million primarily due to headcount investments to support future growth. General and administrative expenses increased approximately $25.9 million due to higher employee related costs of $18.0 million, as well as various other investments of $5.1 million as we continue to scale our administrative support functions to meet the demands of our growing business. These increases were partially offset by lower acquisition-related costs of $9.3 million, as well as lower patent litigation related expenses of $1.1 million.
Amortization of purchased intangible assets for the year ended December 31, 2021 increased by approximately $3.1 million as compared to the year ended January 1, 2021, due to the amortization of SCA and Outside Van's intangible assets.

Income from operations

	For the fiscal years ended
(in millions)	2021	2020	Change ($)	Change (%)
Income from operations	$196.9	$114.1	$82.8	72.6%
As a result of the factors discussed above, income from operations for the year ended December 31, 2021 increased approximately $83.0 million, or 72.6%, compared to income from operations in the same period in 2020.
Interest and other expense, net

	For the fiscal years ended
(in millions)	2021	2020	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$8.2	$9.3	$(1.1)	(11.8)%
Other expense, net	0.3	0.3	—	—%
Interest and other expense, net	$8.5	$9.6	$(1.1)	(11.5)%
Interest and other expense, net for the year ended December 31, 2021 decreased by approximately $1.1 million to $8.5 million compared to $9.6 million for the year ended January 1, 2021. The decrease in interest and other expense, net is primarily due to lower interest rates and the pay down of our term loan.
Income taxes

	For the fiscal years ended
(in millions)	2021	2020	Change ($)	Change (%)
Provision for income taxes	$24.6	$12.8	$11.8	92.2%
Income tax expense for the year ended December 31, 2021 increased by approximately $11.8 million to $24.6 million compared to income tax expense of $12.8 million in the same period in 2020. The increase in expense resulted from the increase in pre-tax profit, partially offset by the benefit of a lower tax rate on U.S. foreign derived earnings.
The effective tax rates were 13.0% and 12.2% for the years ended December 31, 2021 and January 1, 2021, respectively.
For the year ended December 31, 2021, the difference between our effective tax rate and the 21% federal statutory rate resulted from a lower tax rate on U.S. foreign derived earnings and the benefit of excess stock based compensation deductions.
For the year ended January 1, 2021, the difference between our effective tax rate and the 21% federal statutory rate resulted from the benefit of excess deductions on stock-based compensation and the benefit of a lower tax rate on U.S. foreign derived earnings.
Net income

	For the fiscal years ended
(in millions)	2021	2020	Change ($)	Change (%)
Net income	$163.8	$91.7	$72.1	78.6%
As a result of the factors described above, our net income increased $72.1 million, or 78.6%, to $163.8 million in the fiscal year ended December 31, 2021 from $91.7 million for the same period in 2020.

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
Total operating expenses for the year ended January 1, 2021 increased approximately $45.5 million, or 35.0%, over the year ended January 3, 2020. When expressed as a percentage of sales, operating expenses increased to 19.7% of sales for the year ended January 1, 2021 compared to 17.3% of sales in the year ended January 3, 2020.
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
As a result of the factors discussed above, income from operations for the year ended January 1, 2021 increased approximately $1.3 million, or 1.2%, compared to income from operations in the same period in the year ended January 3, 2020.
Interest and other expense, net

	For the fiscal years ended
(in millions)	2020	2019	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$9.3	$3.2	$6.1	190.6%
Other expense, net	0.3	1.0	(0.7)	(70.0)%
Interest and other expense, net	$9.6	$4.2	$5.4	128.6%
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
Income tax expense for the year ended January 1, 2021 decreased by approximately $1.3 million to $12.8 million compared to income tax expense of $14.1 million in the year ended January 3, 2020. The decrease in expense resulted from the decrease in pre-tax profit, as well as from the benefits of excess deductions on stock-based compensation and the benefit of a lower tax rate on U.S. foreign derived earnings.
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
As a result of the factors described above, our net income decreased $2.8 million, or 3.0%, to $91.7 million in the fiscal year ended January 1, 2021 from $94.5 million for the year ended January 3, 2020.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions and acquisition-related compensation, and debt repayments. We have generally financed our historical needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology.
As of December 31, 2021, we held $44.5 million of our $179.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended
	December 31	January 1	January 3
(in thousands)	2021	2021	2020
Net cash provided by operating activities	$65,290	$82,715	$74,830
Net cash used in investing activities	(106,727)	(388,525)	(60,330)
Net (used in) provided by financing activities	(24,100)	506,722	859
Effect of exchange rate changes on cash and cash equivalents	(541)	1,116	419
(Decrease) increase in cash and cash equivalents	$(66,078)	$202,028	$15,778
We expect that cash on hand, cash flow from operations and availability under our credit facility will be sufficient to fund our operations during the next 12 months from the date of this Annual Report on Form 10-K and beyond.
Operating activities
Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, and deferred income taxes, offset by net cash invested in working capital.
In the fiscal year ended December 31, 2021, cash provided by operating activities was $65.3 million and consisted of net income of $163.8 million plus non-cash items and other adjustments totaling $43.5 million less changes in operating assets and liabilities totaling $142.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $45.1 million, stock-based compensation of $13.9 million, and amortization of loan fees of $1.6 million, offset by a $17.1 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $146.5 million, prepaids and other current assets of $34.2 million, and accounts receivable of $20.2 million, offset by increases in net income taxes payable of $26.8 million, accrued expenses of $21.8 million, and accounts payable of $10.3 million. The increase in inventory is primarily due to additional raw material purchases to mitigate risks associated with supply chain uncertainty and shortages on certain parts needed to complete a suspension kit, as well as a higher balance of finished goods due to the timing of shipments. The increase in prepaids and other current assets is the result of increased chassis deposits. The increases in net income taxes payable, accrued expenses, accounts receivable and accounts payable are the result of normal business growth and the timing of vendor and tax payments.
In the fiscal year ended January 1, 2021, cash provided by operating activities was $82.7 million and consisted of net income of $91.7 million plus non-cash items and other adjustments totaling $30.0 million less changes in operating assets and liabilities totaling $39.0 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $33.9 million, stock-based compensation of $8.6 million, and amortization of loan fees of $1.5 million, offset by a $14.1 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in prepaids and other current assets of $66.4 million and accounts receivable of $18.8 million, partially offset by increases in accounts payable and accrued expenses of $25.9 million and $11.2 million, respectively, and a decrease in inventory of $7.9 million. The increase in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our acquired SCA subsidiary. The changes in inventory, accounts receivable, accounts payable and accrued expenses reflect business growth as well as timing of vendor payments.

In the fiscal year ended January 3, 2020, cash provided by operating activities was $74.8 million and consisted of net income of $94.5 million plus non-cash items and other adjustments totaling $14.5 million less changes in operating assets and liabilities totaling $34.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $17.7 million, stock-based compensation of $6.9 million, and loss on the extinguishment of debt of $0.5 million, offset by a $10.6 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $17.0 million, and accounts receivable of $12.1 million, decreases in net income taxes payable of $3.6 million and accrued expenses of $2.3 million, partially offset by a decrease in prepaids and other assets of $1.7 million. The changes in inventory, accounts receivable, accrued expenses and prepaids and other assets are primarily attributable to business growth and the impact of the acquisition of Air Ride Technologies, Inc., d/b/a Ridetech ("Ridetech"). The decrease in income taxes is primarily due to the timing of estimated tax payments and refunds.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets, and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the fiscal year ended December 31, 2021, cash used in investing activities was $106.7 million which primarily consisted of $54.8 million in property and equipment additions and $51.9 million of cash consideration for our acquisitions of Outside Van, Sola Sport and Shock Therapy.
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
In the fiscal year ended December 31, 2021, net cash used in financing activities was $24.1 million, which consisted primarily of $12.5 million in payments on our term debt, $7.1 million to repurchase shares of our common stock as part of our stock-based compensation program and $4.6 million in installment payments related to the purchase of the Tuscany non-controlling interest. Refer to Note 12. "Commitments and Contingencies" for additional details.
In the fiscal year ended January 1, 2021, net cash provided by financing activities was $506.7 million, which consisted primarily of $392.4 million in proceeds, net of issuance costs, from our Credit Facility, which was amended and restated in connection with our acquisition of SCA, partially offset by net payments of $68.0 million on our line of credit and payments on our term debt of $5.0 million. In addition, we received $198.2 million from our June 2020 issuance of common stock. These inflows were partially offset by $4.3 million to repurchase shares of our common stock as part of our stock-based compensation program and $6.6 million in installment payments related to the purchase of the Tuscany non-controlling interest. Refer to Note 12. "Commitments and Contingencies" for additional details.
In the fiscal year ended January 3, 2020, net cash provided by financing activities was $0.9 million, which consisted primarily of $7.7 million in net proceeds from our credit facility offset by $6.8 million in payments to repurchase shares to cover tax withholding related to the vesting of restricted stock awards, net of proceeds from the exercise of stock options.
Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which has been periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, June 11, 2021 and December 16, 2021 (as amended to date, the "Credit Facility"). The Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a term loan of $400.0 million. The term loan is subject to quarterly amortization payments.
The Company paid $7.6 million in debt issuance costs, of which $6.5 million were allocated to the term debt and $1.2 million were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.0%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At December 31, 2021, the one-month LIBOR and prime rates were 0.10% and 3.25%, respectively. The Company utilizes an interest rate swap to manage the interest rate risk exposure associated with $200.0 million of its variable rate term debt. Refer to Note 11. "Derivatives and Hedging" for further details of this agreement.

At December 31, 2021 and January 1, 2021, our weighted average interest rates on outstanding borrowing were 1.31% and 1.62%, respectively. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 31, 2021.
Material Cash Requirements
As of December 31, 2021, we had the following material cash requirements related to commitments or contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$382,500	$17,500	$40,000	$325,000	$—
Operating lease obligations	40,189	9,866	16,596	9,310	4,417
Purchase obligations and other	3,564	3,055	509	—	—
Total	$426,253	$30,421	$57,105	$334,310	$4,417
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
Critical Accounting Policies and Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1. "Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policies that management believes are critical to the understanding and evaluating our reported financial results include the following: income taxes, inventory, warranty, goodwill and intangible assets, stock-based compensation, revenue recognition, provision for credit losses and fair value measurement. For further information see Note 1. "Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating tax positions such as the closing of a tax audit, the refinement of estimates, and the expiration of a statute of limitations that may require periodic adjustments that impact our tax provision in our consolidated statements of income. Interest and penalties associated with income taxes are recorded as income tax expense. Refer to Note 15. "Income Taxes" for further details.
Inventories
Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or net realizable value. Cost includes raw materials and inbound freight, as well as direct labor and manufacturing overhead for products we manufacture. Net realizable value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete or impaired balances.
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
Warranty
Unless otherwise required by law, the Company generally offers limited warranties on its products for one to two years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results. Total accrued warranty liabilities were $15,510 and $9,835 as of December 31, 2021 and January 1, 2021, respectively. Refer to Note 8. "Accrued Expense" for further details.

Goodwill, intangible assets and long-lived assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary.
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2021 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
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
Acquisition of certain identifiable definite-lived and indefinite-lived assets
In conjunction with an acquisition of a business, the Company records identifiable definite-lived and indefinite-lived intangible assets acquired at their respective fair values as of the date of acquisition. The estimates used in assessing the fair value for the assets acquired include projected future cash flows, associated discount rates used to calculate present value, asset life cycles, customer retention rates and royalty rates. The fair value calculated for indefinite-lived intangible assets such as certain trade names, in addition to intangible assets that are definite-lived such as customer relationships and other technology-based assets may change during the finalization of the purchase price allocation, due to the significant estimates used in determining their fair value. As a result, the Company may make adjustments to the provisional amounts recorded for certain items as part of the purchase price allocation subsequent to the acquisition, not to exceed one year after the acquisition date, until the purchase accounting allocation is finalized.
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units ("RSUs"), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. Stock-based compensation was $13,914, $8,618 and $6,864 for the fiscal years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively. Refer to Note 13. "Stockholders’ Equity" for further details. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company does not estimate forfeitures in recognizing stock-based compensation expense.
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
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Accrued sales rebates were $8,568 and $4,471 as of December 31, 2021 and January 1, 2021, respectively. Sales returns allowances have historically been immaterial to the financial statements. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix.
Allowance for credit losses
We record a provision for credit losses deemed not collectible using the aging method. The provision is based on how long a receivable has been outstanding, taking into account the historical credit loss rate and adjusting for both current conditions and forecasts of economic conditions into that expected credit loss rate. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, we estimate if the recoverability of the amounts due could be reduced by a material amount.
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
We used Level 2 inputs to determine the fair value of our Credit Facility. The Company believes the carrying amount of its Credit Facility approximates the fair value at December 31, 2021 because the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
On June 11, 2021 the Company entered into an interest rate swap agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. Refer to Note 11. "Derivatives and Hedging" for additional details of the agreement. In accordance with ASC 815, Derivatives and Hedging Interest rate swap contract is recognized as an asset or liability on the consolidated balance sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.
On July 22, 2020, we, pursuant to a stock purchase agreement with Flagship, Inc., dated as of the same date, purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. Refer to Note 12. "Commitments and Contingencies" for additional details of this agreement. Prior to the consummation of the stock purchase, the non-controlling interest was measured at fair value using Level 3 inputs.

Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted ASU 2019-12 effective in the first quarter of fiscal year 2021. The adoption of ASU 2021-12 did not have a material impact on the Company's consolidated financial statements.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company expects to early adopt this guidance in the first quarter of 2022. This adoption is not expected to have a material impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. As of December 31, 2021, we had $382.5 million of indebtedness outstanding under our Credit Facility. Based on the $182.5 million of variable interest rate indebtedness that was outstanding as of December 31, 2021, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.8 million increase or decrease in interest expense for the year ended December 31, 2021, respectively.
Exchange rate sensitivity
As of December 31, 2021, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, we may be exposed to greater exchange rate sensitivity in the future. Currently, we do not hedge our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents, interest rate swap agreement and trade receivables. As of December 31, 2021, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents and interest rate swap agreement present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class III Directors" and "Corporate Governance."
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate	S-1	333-189841	July 8, 2013
4.2	Form of Indenture	S-3	333-203146	March 31, 2015
4.3	Description of Securities	10-K	001-36040	March 3, 2020
10.1†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Chris Tutton	10-K	001-36040	February 26, 2019
10.2†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Michael C. Dennison	10-K	001-36040	February 26, 2019
10.3†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019
10.4†	Employment Agreement, by and between Fox Factory Holding Corp. and Scott Humphrey, dated August 4, 2020.	8-K	001-36040	August 5, 2020
10.5†	Employment Agreement by and between Fox Factory, Inc. and Richard T. Winters, dated June 29, 2019.	8-K	001-36040	August 10, 2020
10.6†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory Holding Corp. and Michael C. Dennison, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.7†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.8†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Christopher J. Tutton, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.9†	Fourth Amended and Restated Non-Employee Director Compensation Policy, effective March 2, 2020.	10-K	001-36040	February 25, 2021
10.10†	Fifth Amended and Restated Non-Employee Director Compensation Policy, effective January 2, 2021.	10-K	001-36040	February 25, 2021
10.11†	Form of Indemnification Agreement, by and between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors	10-Q	001-36040	October 31, 2018
10.12†	2008 Stock Option Plan, as amended	S-1	333-189841	July 8, 2013
10.13†	2008 Non-Statutory Stock Option Plan, as amended	S-1/A	333-189841	August 2, 2013
10.14†	2013 Omnibus Plan	S-1/A	333-189841	July 29, 2013
10.15†	2013 Omnibus Plan, as amended by the First Amendment, approved by stockholders on May 4, 2017	8-K	001-36040	May 8, 2017
10.16†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (U.S.)	10-K	001-36040	February 25, 2021
10.17†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (Canada)	10-K	001-36040	February 25, 2021
10.18†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Plan (Taiwan)	10-K	001-36040	February 25, 2021
10.19†	Form of Performance Stock Unit Award Agreement under 2013 Omnibus Plan	10-K	001-36040	February 25, 2021

10.20	Standard Form of Agreement between Owner and Design-Builder, dated July 24, 2019 (the “Standard Form of Agreement”), by and between Fox Factory, Inc. and Carroll Daniel Construction Company	8-K	001-36040	December 30, 2019
10.21	Amendment No. 1 to the Standard Form of Agreement, dated December 23, 2019	8-K	001-36040	December 30, 2019
10.22	Amendment No. 2 to the Standard Form of Agreement between Owner and Design-Builder, dated December 21, 2020.	8-K	001-36040	December 23, 2020
10.23	Stock Purchase Agreement, by and among Fox Factory, Inc., Southern Rocky Holdings, LLC, and SCA Performance Holdings, Inc., dated February 11, 2019	10-K	001-36040	March 3, 2020
10.24	Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and other financial institutions party thereto, dated March 11, 2020	8-K	001-36040	March 16, 2020
10.25	Pilot Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.26	Bond Purchase Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.27	Financing Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.28	Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.29	Amendment No. 1 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2020.				X
10.30	Amendment No. 2 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2021.				X
10.31	Deed to Secure Debt and Security Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.32	Assignment of Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.33	Direct Payment Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.34	First Amendment to the Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and other financial institutions party thereto, dated June 19, 2020.	8-K	001-36040	June 17, 2020
10.35	Second Amendment to the Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of American, N.A. and other financial institutions party thereto, dated June 11, 2021.	10-Q	001-36040	August 5, 2021
10.36	Third Amendment to the Amended and Restated Credit Agreement, among Fox Factory Holding Corp., Bank of America, N.A. and other financial institutions party thereto, dated December 16, 2021.	8-K	001-36040	December 17, 2021
10.37†	Deferred Compensation Plan, effective June 30, 2021	S-8	001-36040	June 29, 2021
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
†    Management contract or compensatory plan.
X    Filed herewith
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
February 24, 2022		Scott R. Humphrey, Chief Financial Officer and Treasurer
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

Signature	Title	Date

/s/ Michael C. Dennison	Chief Executive Officer and Director	February 24, 2022
Michael C. Dennison	(Principal Executive Officer)

/s/ Scott R. Humphrey	Chief Financial Officer and Treasurer	February 24, 2022
Scott R. Humphrey	(Principal Financial and Accounting Officer)

/s/ Dudley W. Mendenhall	Lead Independent Director	February 24, 2022
Dudley W. Mendenhall

/s/ Tom Duncan	Director	February 24, 2022
Tom Duncan

/s/ Elizabeth A. Fetter	Director	February 24, 2022
Elizabeth A. Fetter

/s/ Jean H. Hlay	Director	February 24, 2022
Jean H. Hlay

/s/ Ted D. Waitman	Director	February 24, 2022
Ted D. Waitman

/s/ Sidney Johnson	Director	February 24, 2022
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
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of December 31, 2021.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 24, 2022

/s/ Michael C. Dennison
Michael C. Dennison
Chief Executive Officer

/s/ Scott R. Humphrey
Scott R. Humphrey
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and January 1, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.
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

The principal consideration for our determination that the net realizable value of inventory represents a critical audit matter is that the assessment of the valuation of inventory is complex and includes an estimate of forecasted demand. The demand estimate is subjective and requires the Company to consider significant assumptions such as economic conditions, consumer trends, product acceptance and competition, all of which are subject to significant uncertainty and therefore require significant auditor judgement.
Our audit procedures related to the net realizable value of inventory included the following, among others:
•We obtained management’s analysis of parts in inventory and expected customer demand, recalculated inputs into the analysis and tested for completeness. This included, among other inputs, forecasted demand and general ledger balances.
•We tested selected inventory items by making inquiries of management and evaluating the appropriateness of judgments, assumptions and documentation supporting adjustments to the net realizable value of inventory.
•We compared selected 2022 estimated demand to actual customer sales orders and forecasted demand information as provided by the sales and operations team in order to test the accuracy of demand information included in the calculation.
•We performed a retrospective review by comparing previous demand forecasts to actual usage during the year for a sample of items.
•We inquired with management and various staff members outside of the finance function to obtain support for selected forecasted demand inputs as well as to understand macroeconomic and customer specific trends.
•We tested the design and operating effectiveness of controls related to the forecasted demand for the Company’s products as well as management’s review of the net realizable value of inventory.
Realizability of Deferred Tax Assets
As discussed in Note 1 to the consolidated financial statements, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. We identified the realizability of deferred tax assets relating to the Company’s foreign tax credits as a critical audit matter.
The principal considerations for our determination that the realizability of deferred tax assets relating to the Company’s foreign tax credits represent a critical audit matter are the significance of the Company’s foreign tax credits and the use of forecasted profitability by jurisdiction and source. The forecasts, including future sales and expenses by jurisdiction, are subject to a high level of estimation uncertainty and subjectivity. Additionally, realizability depends on continued implementation of a tax planning strategy. As a result, significant auditor judgment is necessary to audit management’s judgments and assumptions.
Our audit procedures related to the realizability of deferred tax assets relating to the Company’s foreign tax credits included the following, among others:
•We considered the applicability of the Company’s international transfer pricing arrangements as it relates to the Company’s ability to utilize foreign tax credits.
•We tested the accuracy of the underlying data used in the forecasts by agreeing the baseline 2021 results for selected jurisdictions to general ledger balances.
•We compared the previous year’s forecast of future taxable income with the 2021 actual results to assess management’s ability to accurately estimate future growth.

•We evaluated the appropriateness of the assumptions supporting the future revenue growth rate by jurisdiction.
•We evaluated management’s assumptions with respect to anticipated relief from withholding on intercompany charges paid by selected jurisdictions for consistency and credibility.
•We tested the design and operating effectiveness of controls related to the generation of the forecasts and assumptions that underpin the assessment of the realizability of deferred tax assets relating to the Company’s foreign tax credits.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.
San Francisco, California
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
San Francisco, California
February 24, 2022

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,	January 1,
	2021	2021

Assets
Current assets:
Cash and cash equivalents	$179,686	$245,764
Accounts receivable (net of allowances of $410 and $663 at December 31, 2021 and January 1, 2021, respectively)	142,040	121,194
Inventory	279,837	127,091
Prepaids and other current assets	123,107	87,920
Total current assets	724,670	581,969
Property, plant and equipment, net	192,003	163,288
Lease right-of-use assets	38,752	26,148
Deferred tax assets	34,998	19,362
Goodwill	323,299	289,349
Intangibles, net	197,021	204,491
Other assets	4,986	1,954
Total assets	$1,515,729	$1,286,561
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$99,984	$92,403
Accrued expenses	112,378	59,391
Reserve for uncertain tax positions	—	1,095
Current portion of long-term debt	17,500	12,500
Total current liabilities	229,862	165,389
Long-term debt, less current portion	360,953	377,088
Other liabilities	30,832	24,913
Total liabilities	621,647	567,390
Commitments and contingencies (Refer to Note 12. "Commitments and Contingencies")
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of December 31, 2021 and January 1, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,010 shares issued and 42,120 outstanding as of December 31, 2021; 42,692 shares issued and 41,802 outstanding as of January 1, 2021	42	42
Additional paid-in capital	344,119	336,834
Treasury stock, at cost; 890 common shares as of December 31, 2021 and January 1, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	4,876	1,068
Retained earnings	558,799	394,981
Total stockholders’ equity	894,082	719,171
Total liabilities and stockholders’ equity	$1,515,729	$1,286,561
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the fiscal years ended
	December 31	January 1	January 3
	2021	2021	2020
Sales	$1,299,064	$890,554	$751,020
Cost of sales	866,732	601,007	508,285
Gross profit	432,332	289,547	242,735
Operating expenses:
Sales and marketing	70,925	52,214	42,794
Research and development	46,567	34,292	31,789
General and administrative	97,241	71,309	48,999
Amortization of purchased intangibles	20,685	17,583	6,344
Total operating expenses	235,418	175,398	129,926
Income from operations	196,914	114,149	112,809
Interest and other expense, net:
Interest expense	8,162	9,294	3,173
Other expense, net	371	325	1,067
Interest and other expense, net	8,533	9,619	4,240
Income before income taxes	188,381	104,530	108,569
Provision for income taxes	24,563	12,784	14,099
Net income	163,818	91,746	94,470
Less: net income attributable to non-controlling interest	—	1,072	1,437
Net income attributable to Fox stockholders	$163,818	$90,674	$93,033
Earnings per share:
Basic	$3.90	$2.25	$2.43
Diluted	$3.87	$2.22	$2.38
Weighted-average shares used to compute earnings per share:
Basic	42,022	40,229	38,333
Diluted	42,366	40,801	39,155
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the fiscal years ended
	December 31,	January 1,	January 3,
	2021	2021	2020
Net income	$163,818	$91,746	$94,470
Other comprehensive income
Interest rate swap, net of tax effects	3,644	(699)	—
Foreign currency translation adjustments, net of tax effects	164	1,617	934
Other comprehensive income	3,808	918	934
Comprehensive income	167,626	92,664	95,404
Less: comprehensive income attributable to non-controlling interest	—	1,072	1,437
Comprehensive income attributable to Fox stockholders	$167,626	$91,592	$93,967
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 28, 2018	38,881	$38	890	$(13,754)	$116,019	$(784)	$219,686	$321,205	$14,282
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	469	1	—	—	(6,776)	—	—	(6,775)	—
Issuance of stock for business acquisition	98	—	—	—	7,167	—	—	7,167	—
Stock-based compensation expense	—	—	—	—	6,864	—	—	6,864	—
Other comprehensive income	—	—	—	—	—	934	—	934	—
Adoption of new accounting standard, net of taxes	—	—	—	—	—	—	(228)	(228)	—
Net income	—	—	—	—	—	—	93,033	93,033	1,437
Balance - January 3, 2020	39,448	39	890	(13,754)	123,274	150	312,491	422,200	15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	348	$1	—	$—	$(4,342)	$—	$—	$(4,341)	$—
Issuance of common stock, net	2,760	2	—	—	198,233	—	—	198,235	—
Issuance of stock for business acquisition	—	—	—	—	322	—	—	322	—
Adjustment to the fair value of non-controlling interest	—	—	—	—	—	—	(8,184)	(8,184)	8,184
Redeemable non-controlling interest	136	—	—	—	11,169	—	—	11,169	(24,975)
Stock-based compensation expense	—	—	—	—	8,178	—	—	8,178	—
Other comprehensive income	—	—	—	—	—	918	—	918	—
Net income	—	—	—	—	—	—	90,674	90,674	1,072
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	318	—	—	—	(7,050)	—	—	(7,050)	—
Stock-based compensation expense	—	—	—	—	14,335	—	—	14,335	—
Other comprehensive income	—	—	—	—	—	3,808	—	3,808	—
Net income	—	—	—	—	—	—	163,818	163,818	—
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082	$—
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	December 31,	January 1,	January 3,
	2021	2021	2020
OPERATING ACTIVITIES:
Net income	$163,818	$91,746	$94,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,111	33,927	17,565
Stock-based compensation	13,914	8,618	6,864
Deferred taxes and uncertain tax positions	(17,095)	(14,075)	(10,615)
Amortization of loan fees	1,631	1,543	171
Loss on extinguishment of debt	—	—	516
Changes in operating assets and liabilities:
Accounts receivable	(20,230)	(18,771)	(12,061)
Inventory	(146,532)	7,877	(17,009)
Income taxes	26,789	1,192	(3,586)
Prepaids and other assets	(34,233)	(66,400)	1,709
Accounts payable	10,304	25,892	(869)
Accrued expenses and other liabilities	21,813	11,166	(2,325)
Net cash provided by operating activities	65,290	82,715	74,830
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(51,881)	(331,531)	(6,804)
Acquisition of other assets	—	(250)	—
Purchases of property and equipment	(54,846)	(56,744)	(53,526)
Net cash used in investing activities	(106,727)	(388,525)	(60,330)
FINANCING ACTIVITIES:
Proceeds from line of credit	37,931	225,125	67,500
Payments on line of credit	(37,931)	(293,125)	(57,053)
Proceeds from issuance of debt, net of origination fees	—	392,385	—
Repayment of debt	(12,500)	(5,000)	(2,813)
Proceeds from stock compensation program, net	(7,050)	(4,343)	(6,775)
Installment on purchase of non-controlling interest	(4,550)	(6,556)	—
Proceeds from sale of common stock, net	—	198,236	—
Net (used in) provided by financing activities	(24,100)	506,722	859
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(541)	1,116	419
CHANGE IN CASH AND CASH EQUIVALENTS	(66,078)	202,028	15,778
CASH AND CASH EQUIVALENTS—Beginning of year	245,764	43,736	27,958
CASH AND CASH EQUIVALENTS—End of year	$179,686	$245,764	$43,736

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	December 31,	January 1,	January 3,
SUPPLEMENTAL CASH FLOW INFORMATION:	2021	2021	2020
Cash paid during the period for:
Income taxes	$14,980	$26,228	$28,293
Cash paid for interest, net of capitalized interest	$6,384	$7,171	$2,762
Cash paid for amounts included in the measurement of lease liabilities	$8,747	$7,095	$5,630
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$20,289	$14,178	$8,691
Non-cash investing and financing activities:
Acquisition of business in exchange for equity	$—	$—	$7,167
Acquisition of non-controlling interest in exchange for equity and installment payments	$—	$18,419	$—
Capital expenditures included in accounts payable	$3,491	$6,997	$1,718
Refinancing of the Credit Facility	$—	$—	$88,875
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except per share amounts)
1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs, engineers, manufactures and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily for bicycles ("bikes"), side-by-side vehicles ("side-by-sides"), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles ("ATVs"), snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Some of our products are specifically designed and marketed to the leading cycling and powered vehicle original equipment manufacturers ("OEMs"), while others are distributed to consumers through a global network of dealers and distributors.
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
Fiscal Year Calendar - The Company operates using a 52-53 week fiscal year calendar ending on the Friday nearest to December 31. Therefore, the financial results of certain fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. For the fiscal years 2021, 2020 and 2019, the Company's fiscal year ended on December 31, 2021, January 1, 2021 and January 3, 2020 and had 52, 52 and 53 weeks, respectively.
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
Foreign currency transaction losses of $455, $396, and $881 for the years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively, are included as a component of other income or expense.
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
The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that may not be collected. All accounts or portions thereof deemed to be uncollectible or that may require an excessive collection cost are written off to the allowance for credit losses.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of December 31, 2021 the Company held $135,142 in cash at U.S. subsidiaries and $44,544 at subsidiaries outside the U.S. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company's accounts receivable balance:

	December 31,	January 1,
	2021	2021
Customer A	11%	12%
Customer B	10%	11%
No other customers were individually significant in any of these periods presented.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 32%, 28%, and 35% of its product components for the years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively, from ten vendors. As of December 31, 2021 and January 1, 2021, amounts due to these vendors represented 10% and 17% of accounts payable, respectively.
Allowance for Credit Losses - The Company records a provision for credit losses based on historical experience and a detailed assessment of the collectability of its accounts receivable. The provision is based on how long a receivable has been outstanding, taking into account the historical credit loss rate and adjusting for both current conditions and forecasts of economic conditions into that expected credit loss rate. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.
The following table presents the activity in the allowance for credit losses:

	For the fiscal years ended
Allowance for credit losses:	2021	2020	2019
Balance, beginning of year	$663	$810	$600
Add: bad debt (benefit) expense	(14)	103	335
Less: write-offs, net of recoveries	(239)	(250)	(125)
Balance, end of year	$410	$663	$810
Inventories - Inventories are stated at the lower of actual cost (or standard cost which generally approximates actual costs on a first-in first-out basis) or net realizable value. Cost includes raw materials and inbound freight, as well as direct labor and manufacturing overhead for products we manufacture. Net realizable value is based on current replacement cost for raw materials and on a net realizable value for finished goods. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
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
Leasehold improvements are amortized on a straight-line basis over the terms of the lease, or the useful lives of the assets, whichever is shorter. The value assigned to land associated with buildings we own is not amortized. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated useful life
Building and building improvements	15-39 years
Information systems, office equipment and furniture	3-7 years
Internal-use computer software	10 years
Land improvements	15 years
Machinery and manufacturing equipment	5-15 years
Transportation equipment	3-5 years
Internal-use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. The Company capitalized $5,847 in internal use computer software costs during the year ended December 31, 2021. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets - The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 31, 2021, January 1, 2021 and January 3, 2020.
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
December 31, 2021
(in thousands, except per share amounts)
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2021 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Intangible assets including customer relationships, certain trademarks, and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Certain trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 31, 2021, January 1, 2021 and January 3, 2020.
Self-Insurance - The Company is partially self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of December 31, 2021 and January 1, 2021 are $1,754 and $1,472 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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
December 31, 2021
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
The Company has elected to account for global intangible low-taxed income ("GILTI") in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended December 31, 2021 was fully offset by foreign tax credits associated with the income.
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
Advertising - Advertising costs are expensed as incurred and recorded as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $2,741, $2,188, and $1,413 for the years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively.
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
December 31, 2021
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed. Additionally, the Company has been impacted by the coronavirus (“COVID-19”) outbreak. The global outbreak of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. Despite the Company’s efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short and long-term general economic conditions.
Recent Accounting Pronouncements - In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted ASU 2019-12 effective in the first quarter of fiscal year 2021. The adoption of ASU 2021-12 did not have a material impact on the Company's consolidated financial statements.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company expects to early adopt this guidance in the first quarter of 2022. This adoption is not expected to have a material impact on our financial statements.

2. Revenues
The following table summarizes total sales by product category:

	For the fiscal years ended
	2021	2020	2019
Powered Vehicles	$720,029	$523,694	$451,253
Specialty Sports	579,035	366,860	299,767
Total sales	$1,299,064	$890,554	$751,020
The following table summarizes total sales by sales channel:

	For the fiscal years ended
	2021	2020	2019
OEM	$718,000	$494,068	$473,969
Aftermarket	581,064	396,486	277,051
Total sales	$1,299,064	$890,554	$751,020
The following table summarizes total sales generated by geographic location of the customer:

	For the fiscal years ended
	2021	2020	2019
North America	$811,312	$593,267	$502,263
Asia	241,033	144,836	120,839
Europe	230,491	143,817	120,272
Rest of the World	16,228	8,634	7,646
Total sales	$1,299,064	$890,554	$751,020
Remaining performance obligations represent the transaction price of contracts, generally considered to be the customer's purchase order, for which work has not been performed or has been partially performed. The Company has elected to exclude disclosure of remaining performance obligations with an original expected duration of one year or less. Revenue expected to be recognized from remaining performance obligations as of December 31, 2021 for contracts with a duration of more than one year was approximately $1,752, all of which is expected to be recognized during fiscal year 2023. The decrease from prior quarter is due to the timing of model year releases.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
3. Inventory
Inventory consisted of the following:

	December 31,	January 1,
	2021	2021
Raw materials	$200,460	$87,503
Work-in-process	7,539	5,306
Finished goods	71,838	34,282
Total inventory	$279,837	$127,091

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	December 31,	January 1
	2021	2021
Prepaid chassis deposits	$98,618	$66,812
Advanced payments and prepaid contracts	14,024	8,683
Current portion of acquisition-related compensation held in escrow	841	4,518
Other current assets	9,624	7,907
Total	$123,107	$87,920

5. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 31,	January 1,
	2021	2021
Building and building improvements	$72,088	$75,753
Information systems, office equipment and furniture	20,988	14,176
Internal-use computer software	25,700	19,853
Land and land improvements	15,663	9,698
Leasehold improvements	22,835	15,075
Machinery and manufacturing equipment	106,628	81,281
Transportation equipment	7,372	6,187
Total	271,274	222,023
Less: accumulated depreciation and amortization	(79,271)	(58,735)
Property, plant and equipment, net	$192,003	$163,288
During the year ended December 31, 2021, the Company reclassified certain assets from buildings to land and land improvements to better depict the nature of the assets.
Depreciation expense was $22,741, $16,341, and $11,261 for the years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively, including $2,492, $2,250, and $1,861 of internal-use software amortization for the years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively. The Company capitalized $5,847 in internal use computer software costs during the year ended December 31, 2021.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
The following table summarizes the allocation of depreciation expense in the accompanying consolidated statements of income:

	For the fiscal years ended
	2021	2020	2019
Cost of sales	$11,656	$9,266	$6,263
Sales and marketing	$225	$163	$154
Research and development	$2,080	$2,044	$1,176
General and administrative	$8,780	$4,868	$3,668
Total	$22,741	$16,341	$11,261

The Company’s long-lived assets by geographic location are as follows:

	December 31,	January 1,
	2021	2021
United States	$161,451	$144,529
International	30,552	18,759
Total long-lived assets	$192,003	$163,288

6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from one to ten years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the leases within one year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 4.90 years and the weighted-average incremental borrowing rate was 2.30% as of December 31, 2021.
Operating lease costs consisted of the following:

	For the fiscal years ended
	2021	2020	2019
Operating lease cost	$9,124	$7,201	$5,706
Other lease costs (1)	1,122	937	1,489
Total	$10,246	$8,138	$7,195

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	December 31, 2021
Operating lease right-of-use assets	Lease right-of-use assets	$38,752
Current lease liabilities	Accrued expenses	$9,095
Non-current lease liabilities	Other liabilities	$28,919

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2022	$9,866
2023	8,853
2024	7,743
2025	5,553
2026	3,757
Thereafter	4,417
Total lease payments	40,189
Less: imputed interest	(2,175)
Present value of lease liabilities	38,014
Less: current portion	(9,095)
Lease liabilities less current portion	$28,919
In January 2021, the Company signed a lease contract to expand its principal executive offices, which has not commenced as of December 31, 2021. The Company is actively involved in the design and construction of the expanded space. Based on the present value of the lease payments, the estimated right-of-use asset and lease liability related to this contract is approximately $2,676 and $2,707, respectively.

7. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 31, 2021
Customer relationships	$195,910	$(66,240)	$129,670	10
Core technology	35,795	(33,989)	1,806	8
Trademarks and brands, subject to amortization	12,443	(2,468)	9,975	9
Total	$244,148	$(102,697)	141,451
Trademarks and brands, not subject to amortization			55,570
Total			$197,021
January 1, 2021
Customer relationships	$194,950	$(46,800)	$148,150	10
Core technology	34,625	(33,678)	947	8
Trademarks and brands, subject to amortization	1,859	(1,535)	324	4
Total	$231,434	$(82,013)	149,421
Trademarks and brands, not subject to amortization			55,070
Total			$204,491

	For the fiscal years ended
	2021	2020	2019
Amortization of intangibles	$20,685	$17,583	$6,344

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
Future amortization expense for finite-lived intangibles as of December 31, 2021 is as follows:

For fiscal year:	Amortization Expense
2022	$21,358
2023	20,366
2024	20,151
2025	17,516
2026	16,958
Thereafter	45,102
Total expected future amortization	$141,451

Goodwill activity consisted of the following:
Balance as of January 1, 2021	$289,349
Acquisitions (Refer to Note 18. "Acquisitions")	33,483
Purchase price adjustments (Refer to Note 18. "Acquisitions")	513
Currency translation and other adjustments	(46)
Balance as of December 31, 2021	$323,299

8. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	January 1,
	2021	2021
Payroll and related expenses	$32,968	$22,407
Current portion of lease liabilities	9,095	6,754
Warranty	15,510	9,835
Income tax payable	34,845	7,595
Accrued sales rebate	8,568	4,471
NCI buyout liability	2,700	4,550
Other accrued expenses	8,692	3,779
Total	$112,378	$59,391
Activity related to warranties is as follows:

	For the fiscal years ended
	2021	2020	2019
Beginning warranty liability	$9,835	$5,649	$6,433
Charge to cost of sales	13,603	6,887	4,064
Fair value of warranty assumed in acquisition	150	3,158	100
Costs incurred	(8,078)	(5,859)	(4,948)
Ending warranty liability	$15,510	$9,835	$5,649

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
9. Related Party Transactions
On May 3, 2019, the Company acquired substantially all the assets of Air Ride Technologies, Inc., d/b/a Ridetech ("Ridetech"). Ridetech has a building lease for its manufacturing and office facilities in Jasper, Indiana. The buildings are owned by the former owner of Ridetech, who is now an employee of the Company. The lease is effective from May 3, 2019 through April 1, 2024, with monthly rent payments of $16. Rent expense under this lease was $192 for the years ended December 31, 2021 and January 1, 2021. Rent expense under this lease was $125 for the year ended January 3, 2020.
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). Refer to Note 18. "Acquisitions" for further details of this acquisition. The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $1,206 and $1,172 in parts and vehicles, and sold approximately $538 and $404 of upfit packages to the dealership during the years ended December 31, 2021 and January 1, 2021, respectively. The Company had $105 and $1,014 in accounts payable, and $50 and $404 in accounts receivable, related to this dealership for the years ended December 31, 2021 and January 1, 2021, respectively.
On July 22, 2020 the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022. Refer to Note 12. "Commitments and Contingencies" for additional details of this agreement.
On December 30, 2021, the Company acquired substantially all the assets of Shock Therapy LLC ("Shock Therapy"). Shock Therapy has building leases for its manufacturing, service, sales and marketing, and office facilities, which are located in Phoenix, Arizona. The buildings are owned by the former owner of Shock Therapy, who is now an employee of the Company. The leases are effective from December 30, 2021 through February 13, 2027, and December 30, 2021 through December 30, 2026, with monthly rent payments of $14 and $11, respectively. No rent expense was incurred under these lease agreements for the year ended December 31, 2021.
10. Debt
Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which has been periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, June 11, 2021 and December 16, 2021 (as amended to date, the "Credit Facility"). The Credit Facility, which matures on March 11, 2025, provides a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan is subject to quarterly amortization payments.
The Company paid $7,615 in debt issuance costs, of which $6,458 were allocated to the term debt and $1,157 were allocated to the line of credit. Loan fees allocated to the term debt will be amortized using the interest method and loan fees allocated to the line of credit will be amortized on a straight-line basis over the term of the Credit Facility.
The Credit Facility provides for interest at a rate either based on the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.0%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At December 31, 2021, the one-month LIBOR and prime rates were 0.10% and 3.25%, respectively. At December 31, 2021 and January 1, 2021, our weighted average interest rates on outstanding borrowing were 1.31% and 1.62%, respectively. The Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 31, 2021.
On June 11, 2021, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective July 2, 2021. Through the interest rate swap agreement, the Company hedges the variability of cash flows in interest payments associated with $200,000 of its variable rate term debt. Refer to Note 11. "Derivatives and Hedging" for further details of this agreement.
The Credit Facility permits up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at December 31, 2021.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
The following table summarizes the line of credit under the Credit Facility:

	December 31,	January 1,
	2021	2021
Amount outstanding	$—	$—
Standby letters of credit	$15,000	$15,000
Available borrowing capacity	$235,000	$235,000
Total borrowing capacity	$250,000	$250,000
Maturity date	March 11, 2025
As of December 31, 2021, future principal payments for long-term debt, including the current portion, as summarized as follows:

December 31,
2021
For fiscal year
2022	$17,500
2023	20,000
2024	20,000
2025	325,000
Total	382,500
Debt issuance cost	(4,047)
Long-term debt, net of issuance cost	378,453
Less: current portion	(17,500)
Long-term debt less current portion	$360,953

11. Derivatives and Hedging
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
As of December 31, 2021 and January 1, 2021, the Company had the following interest rate swap contracts:

			December 31, 2021	January 1, 2021
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
September 2, 2020	June 11, 2021	$200,000	$276	$(915)
July 2, 2021	March 11, 2025	$200,000	3,583	—
Total			$3,859	$(915)
On June 11, 2021, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement with a notional amount of $200,000. The terminated swap resulted in an unrealized gain of $324 at the termination date that will continue to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
The new swap agreement (the "Interest Rate Swap") has a maturity date of March 11, 2025 and is indexed to a one-month LIBOR with a fixed leg of 0.50%. The Interest Rate Swap met the criteria for cash flow hedges under ASC 815, Derivatives and Hedging, and is recorded in other assets on the Consolidated Balance Sheet. Refer to Note 16. "Fair Value Measurements and Financial Instruments" for additional information on determining the fair value. The unrealized gains or losses, after tax, are recorded in Accumulated Other Comprehensive Income, a component of equity, and are expected to be reclassified into interest expense on the Consolidated Statement of Income when the forecasted transactions affect earnings. As required under ASC 815, the Interest Rate Swap’s effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges recognized in Accumulated Other Comprehensive Income for the years ended December 31, 2021 and January 1, 2021 were a gain of $3,645 and a loss of $699, respectively. The gains and losses, related to the effective portion of derivative instruments designated as cash flow hedges recognized in Interest Expense for the years ended December 31, 2021 and January 1, 2021 were losses of $600 and $115, respectively.
Unrealized losses of $814 included in accumulated other comprehensive income related to the Interest Rate Swap are expected to be recognized in interest expense over the next twelve months.

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
Legal Proceedings - SRAM, LLC (“SRAM”) filed (i) a lawsuit on December 17, 2015 in the U.S. District Court, Northern District of Illinois, against RFE Holding (Canada) Corp. (“RFE Canada”), a wholly-owned subsidiary of Fox Factory Holding Corp. (“Fox Factory”), alleging patent infringement of U.S. Patent number 9,182,027 (“027 Patent”) and violation of the Lanham Act, and (ii) a second lawsuit on May 16, 2016 in the same court against RFE Canada alleging patent infringement of U.S. Patent number 9,291,250 (“250 Patent” and, together with 027 Patent, the “Applicable SRAM Chainring Patents”).
In addition, Fox Factory, Inc. (a wholly owned subsidiary of Fox Factory) filed (i) a lawsuit on January 29, 2016 in the U.S. District Court, Northern District of California against SRAM alleging SRAM’s infringement of two separate Fox Factory, Inc. owned patents, specifically U.S. Patent number 6,135,434, and (ii) a second lawsuit on July 1, 2016 in the U.S. District Court, Northern District of California against SRAM alleging infringement of Fox Factory, Inc.’s U.S. Patent numbers 8,226,172 and 8,974,009 (collectively, the “Applicable Fox Axle Patents”) (which actions were later moved to U.S. District Court, District of Colorado).
As previously disclosed on December 22, 2021, Fox Factory entered into a Settlement and License Agreement with SRAM that, among other things, provides (i) all claims amongst the parties in the aforementioned complaints shall be dismissed with prejudice, without any admission of liability or fault by any party, (ii) SRAM granted Fox Factory a non-exclusive license to make and use products and services covered by the Applicable SRAM Chainring Patents under the FOX brand in exchange for specified royalty rates, (iii) Fox Factory granted SRAM a non-exclusive, royalty-free license to make and use products and services covered by the Applicable Fox Axle Patents under the SRAM brand, and (iv) the exchange of mutual releases by the parties.
From time to time, the Company is involved in other legal proceedings that arise in the ordinary course of business. Although the Company cannot assure the outcome of such legal proceedings, based on information currently available, management does not believe that the ultimate resolution of any pending matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $4,550 during the year ended December 31, 2021. The stock portion of 136 shares held in escrow is released quarterly as of January 2021 through July 2022. The Company released 78 during the year ended December 31, 2021. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through December 31, 2021. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

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
The Company did not incur any expenses related to secondary offerings during the fiscal years ended December 31, 2021 and January 3, 2020.
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
The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to five years and expire no later than 10 years from the date of grant. RSUs generally vest over a three to four-year period with equal annual installments beginning at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 31, 2021, there were 1,712 shares reserved for issuance under the Company's equity incentive plans and 1,298 shares available for grant under the 2013 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the fiscal years ended December 31, 2021, January 1, 2021, and January 3, 2020 was $13,914, $8,618, and $6,864, respectively, all of which related to RSUs. No compensation expense related to stock options was incurred during the fiscal years ended December 31, 2021, January 1, 2021, and January 3, 2020.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	2021	2020	2019
Cost of sales	$710	$625	$802
Sales and marketing	803	635	506
Research and development	944	788	721
General and administrative	11,457	6,570	4,835
Total	$13,914	$8,618	$6,864
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan was included in Accrued Expenses on the Condensed Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the year ended December 31, 2021 upon the issuance of the underlying restricted stock units.
Stock-based compensation expense capitalized to inventory was not material for the years ended December 31, 2021, January 1, 2021 and January 3, 2020.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 28, 2018	655	$29.34
Granted	131	74.70
Canceled	(67)	32.29
Vested	(292)	26.06
Unvested at January 3, 2020	427	44.98
Granted	260	47.46
Canceled	(13)	48.51
Vested	(224)	37.34
Unvested at January 1, 2021	450	50.12
Granted	89	149.08
Canceled	(24)	56.21
Vested	(177)	49.17
Unvested at December 31, 2021	338	$76.30
The fair value of vested RSUs was $27,213, $15,625 and $21,793 for the years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively. As of December 31, 2021, the Company had approximately $17,585 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.05 years.
Performance Stock Units
During the year ended December 31, 2021, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of performance share units is calculated based on the stock price on the date of grant.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
The following table summarizes the activity for the Company's unvested PSUs for the year ended December 31, 2021:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	—	$—
Granted	29	$141.46
Unvested at December 31, 2021	29	$141.46
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $5,528 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.56 years.
Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 28, 2018	720	$5.17	3	$39,403
Options exercised	(289)	5.03		17,422
Balance at January 3, 2020	431	5.27	2	27,814
Options exercised	(206)	5.16		19,724
Balance at January 1, 2021	225	5.37	2	22,593
Options exercised	(192)	5.41		25,751
Balance at December 31, 2021	33	5.16	1	5,389
Options vested and expected to vest - December 31, 2021	33	5.16	1	5,389
Options exercisable - December 31, 2021	33	5.16	1	5,389
Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on NASDAQ and the exercise price of outstanding, in-the-money options. No options vested during the year ended December 31, 2021. As of December 31, 2021, stock-based compensation expense related to stock options has been fully recognized.
During the years ended December 31, 2021, January 1, 2021 and January 3, 2020, 192, 206, and 289 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $1,042, $1,063, and $1,451, respectively. As of December 31, 2021, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
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
The following table presents the calculation of basic and diluted earnings per share:

	For the fiscal years ended
	2021	2020	2019
Net income attributable to FOX stockholders	$163,818	$90,674	$93,033

Weighted average shares used to compute basic earnings per share	42,022	40,229	38,333
Dilutive effect of employee stock plans	344	572	822
Weighted average shares used to compute diluted earnings per share	42,366	40,801	39,155
Earnings per share:
Basic	$3.90	$2.25	$2.43
Diluted	$3.87	$2.22	$2.38
The Company excluded some potentially dilutive shares from the calculation of diluted earnings per share for the year ended December 31, 2021, as these shares would have been antidilutive. No potentially dilutive shares were excluded from the calculation of diluted earnings per share for the years ended January 1, 2021 and January 3, 2020.

15. Income Taxes
Provision for Income Taxes
The components of income tax expense are as follows:

	For the fiscal years ended
	2021	2020	2019
Current:
Federal	$30,698	$18,061	$16,670
State	(138)	1,590	256
Foreign	8,617	8,043	7,567
Total	39,177	27,694	24,493
Deferred:
Federal	(14,447)	(14,589)	(11,158)
State	(23)	373	586
Foreign	(144)	(694)	178
Total	(14,614)	(14,910)	(10,394)
Provision for income taxes	$24,563	$12,784	$14,099

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the fiscal years ended
	2021	2020	2019
United States	$149,238	$74,777	$77,810
Foreign	39,143	29,753	30,759
	$188,381	$104,530	$108,569
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the fiscal years ended
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	1.8	1.8
Stock-based compensation	(5.0)	(5.9)	(6.3)
Foreign derived income benefit	(5.8)	(5.0)	(3.0)
Research and development tax credit	(1.1)	(0.9)	(0.8)
Executive compensation deduction limitation	1.2	0.8	1.2
Change in liability for unrecognized tax benefits	(1.4)	0.6	0.2
Valuation allowance on foreign tax credits	1.1	0.7	0.2
Other	1.1	(0.9)	(1.3)
Total provision	13.0%	12.2%	13.0%

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
Deferred Income Taxes

	December 31,	January 1,
	2021	2021
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$48,329	$41,187
Inventory	5,452	4,386
Accrued Liabilities	9,319	4,973
Lease Liability	3,646	5,966
Capitalized Research & Development	5,880	3,360
Stock-based compensation	2,254	1,168
Research and development tax credits	2,721	1,851
Other	625	1,419
Total deferred tax asset	78,226	64,310
Valuation allowance	(9,223)	(7,172)
Net deferred tax asset	69,003	57,138
Deferred tax liabilities:
Intangible assets	(23,357)	(24,262)
Depreciation	(5,711)	(6,912)
Lease right-of-use asset	(3,783)	(6,024)
Accrued withholding tax on unremitted foreign dividends	(854)	(213)
Other	(300)	(365)
Total deferred tax liability	(34,005)	(37,776)
Net deferred tax asset	$34,998	$19,362
As of December 31, 2021, the Company had foreign tax credits of 48,329 that begin to expire in 2025, unless previously utilized.
As of December 31, 2021, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. As a result of the TCJA, the Company believes that it is more likely than not that a portion of its foreign tax credits will not be realizable, and as such, provided an allowance of $7,172 as of January 1, 2021. For the year ended December 31, 2021, the valuation allowance increased by $2,051, due to a generation of additional foreign tax credits from the foreign derived earnings. The valuation allowance for foreign tax credits was $9,161 as of December 31, 2021. Other components of the valuation allowance were not significant. It is reasonably possible that the Company could record a material adjustment to the valuation allowance in the next twelve months as management assesses the progress and outcome of its plans to alter the generation and utilization of foreign tax credits.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
Unrecognized Tax Benefits

	For the fiscal years ended
	2021	2020	2019
Balance - beginning of period	$3,150	$2,300	$1,996
Increase related to current year tax positions	—	664	557
Increase related to prior year tax positions	—	187	313
Decrease related to prior year tax positions	(2,923)	—	—
Increase (decrease) due to expiration of statute of limitations	1	(1)	(566)
Balance - end of period	$228	$3,150	$2,300
As of December 31, 2021, the Company had $228 of unrecognized tax benefits. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions.
The Company's 2018 and forward federal tax returns, state tax returns from 2016 and forward, and foreign tax returns from 2018 and forward are subject to examination by tax authorities. Due to a favorable conclusion of a state audit in the first quarter of 2021, the Company released $2,923 of uncertain tax positions, of which $2,608 favorably impacts the effective tax rate.

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
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	December 31, 2021				January 1, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	—	3,583	—	3,583	—	—	—	—
Total assets measured at fair value	$—	$3,583	$—	$3,583	$—	$—	$—	$—
Liabilities:
Credit Facility	$—	$378,453	$—	$378,453	$—	$389,588	$—	$389,588
Interest Rate Swap	—	—	—	—	—	915	—	915
Total liabilities measured at fair value	$—	$378,453	$—	$378,453	$—	$390,503	$—	$390,503
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 31, 2021, and January 1, 2021.
The Company used Level 2 inputs to determine the fair value of the Credit Facility. The Company believes the carrying amount of its Credit Facility approximates the fair value at December 31, 2021 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 31, 2021
(in thousands, except per share amounts)
On June 11, 2021 the Company entered into an interest rate swap agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. Refer to Note 11. "Derivatives and Hedging" for additional details of the agreement. In accordance with ASC 815, Derivatives and Hedging Interest rate swap contract is recognized as an asset or liability on the Consolidated Balance Sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

17. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $2,655, $2,078, and $1,153 for each of the years ended December 31, 2021, January 1, 2021 and January 3, 2020, respectively.

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
The Company also agreed to an additional $10,589 of contingent retention incentives for key SCA management, of which $9,283 is cash and $1,306 is stock, to be held in escrow and payable over the next two years. The Company recognized $4,680 and $4,211 in costs associated with such retention incentives during the years ended December 31, 2021 and January 1, 2021, respectively.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Fair market values
Tangible assets acquired	$28,678
Liabilities assumed	(32,479)
Intangible assets	139,900
Goodwill	195,754
Total	$331,853
The Company incurred $10,582 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation during the year ended January 1, 2021 and $602 of transaction costs during the year ended January 3, 2020. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income. Additional debt issuance costs of $6,622 were incurred in association with financing the transaction and will be amortized over the term of the Credit Facility. Refer to Note 10. "Debt" for further details.
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
December 31, 2021
(in thousands, except per share amounts)
On May 21, 2021, the Company, through its wholly owned subsidiary, Fox Factory Australia Pty Ltd., acquired substantially all the assets of Sola Sport Pty Ltd. for $486. The acquisition was not material to the Company's financial statements.
On May 25, 2021, the Company, through its wholly owned subsidiary, SCA Performance, Inc., acquired 100% of the issued and outstanding stock of Manifest Joy LLC, dba Outside van ("Outside Van") for $15,275, net of cash acquired. Outside Van is a custom van conversion company that designs and custom engineers recreational vehicles with headquarters in Portland, Oregon. This purchase was accounted for as a business combination. The purchase price of Outside Van is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of May 25, 2021, with the excess purchase price allocated to goodwill.
The allocation of the purchase price to the net liabilities assumed of $1,057, $5,560 in identifiable intangible assets and goodwill acquired of $10,772, is preliminary and subject to the completion of the Company's validation of working capital and deferred taxes, with the assistance of specialists. The Company will amortize the acquired customer relationship and trade name assets over their expected useful lives of 1 and 10 years, respectively. The acquired goodwill represents the value of synergies from combining operations of Outside Van and the Company, and is expected to be deductible for tax purposes. The acquisition was not material to the Company's financial statements.
On December 30, 2021, the Company, through its wholly owned subsidiary, Shock Therapy Suspension, Inc., acquired substantially all the assets of Shock Therapy LLC ("STS"), for $36,120, net of cash acquired. STS is a premier suspension tuning company in the off-road industry, with headquarters in Phoenix, Arizona. This purchase was accounted for as a business combination. The purchase price of STS is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of December 30, 2021, with the excess purchase price allocated to goodwill.
The allocation of the purchase price to the net assets assumed of $5,244, $7,086 in identifiable intangible assets and goodwill acquired of $23,790, is preliminary and subject to the completion of the Company's validation of working capital, valuation of intangible assets and deferred taxes, with the assistance of specialists. The Company will amortize the acquired non-compete and trade name assets over their expected useful lives of 1 and 10 years, respectively. The acquired goodwill represents the value of combining operations of STS and the company and is expected to be deductible for tax purposes. The acquisition was not material to the Company's financial statements.

19. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for 2021 and 2020 is as follows:

	Quarter Ended
	Dec 31,	Oct 1,	Jul 2,	April 2,	Jan 1,	Oct 2	Jul 3	April 3,
	2021	2021	2021	2021	2021	2020	2020	2020
Sales	$342,329	$347,435	$328,164	$281,136	$262,391	$260,700	$183,102	$184,361
Gross profit	107,302	116,018	111,088	97,924	83,472	89,474	59,986	56,615
Income from operations	43,086	55,249	52,723	45,856	37,670	45,553	19,359	11,567
Net income attributable to Fox Stockholders	37,734	43,823	44,275	37,986	31,796	38,020	12,608	8,250
Earnings per share:
Basic	$0.90	$1.04	$1.05	$0.91	$0.76	$0.91	$0.32	$0.21
Diluted	$0.89	$1.03	$1.05	$0.90	$0.75	$0.90	$0.32	$0.21

20. Subsequent Events
None.