Form 10-Q
period 2022-04-01
FOX FACTORY HOLDING CORP
filed 2022-05-05
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, there were 42,148,734 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	April 1,	December 31,
	2022	2021

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,773	$179,686
Accounts receivable (net of allowances of $512 and $410 at April 1, 2022 and December 31, 2021, respectively)	177,858	142,040
Inventory	314,971	279,837
Prepaids and other current assets	293,927	123,107
Total current assets	855,529	724,670
Property, plant and equipment, net	193,609	192,003
Lease right-of-use assets	44,122	38,752
Deferred tax assets	43,351	34,998
Goodwill	323,283	323,299
Intangibles, net	191,716	197,021
Other assets	12,405	4,986
Total assets	$1,664,015	$1,515,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$157,015	$99,984
Accrued expenses	103,792	112,378
Current portion of long-term debt	20,000	17,500
Total current liabilities	280,807	229,862
Line of credit	42,852	—
Long-term debt, less current portion	356,288	360,953
Other liabilities	34,984	30,832
Total liabilities	714,931	621,647
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of April 1, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,039 shares issued and 42,149 outstanding as of April 1, 2022; 43,010 shares issued and 42,120 outstanding as of December 31, 2021	42	42
Additional paid-in capital	346,328	344,119
Treasury stock, at cost; 890 common shares as of April 1, 2022 and December 31, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	9,619	4,876
Retained earnings	606,849	558,799
Total stockholders’ equity	949,084	894,082
Total liabilities and stockholders’ equity	$1,664,015	$1,515,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended
	April 1,	April 2,
	2022	2021
Sales	$377,977	$281,136
Cost of sales	257,717	183,212
Gross profit	120,260	97,924
Operating expenses:
Sales and marketing	22,589	16,858
Research and development	12,642	9,876
General and administrative	25,567	20,369
Amortization of purchased intangibles	5,307	4,965
Total operating expenses	66,105	52,068
Income from operations	54,155	45,856
Interest and other expense, net:
Interest expense	1,977	2,904
Other expense, net	1,692	959
Interest and other expense, net	3,669	3,863
Income before income taxes	50,486	41,993
Provision for income taxes	2,436	4,007
Net income	$48,050	$37,986
Earnings per share:
Basic	$1.14	$0.91
Diluted	$1.13	$0.90
Weighted-average shares used to compute earnings per share:
Basic	42,144	41,851
Diluted	42,381	42,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended
	April 1,	April 2,
	2022	2021
Net income	$48,050	$37,986
Other comprehensive income
Interest rate swap, net of tax effects	5,811	2,145
Foreign currency translation adjustments, net of tax effects	(1,068)	(524)
Other comprehensive income	4,743	1,621
Comprehensive income	$52,793	$39,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	162	—	—	—	598	—	—	598
Stock-based compensation expense	—	—	—	—	2,915	—	—	2,915
Other comprehensive income	—	—	—	—	—	1,621	—	1,621
Net income	—	—	—	—	—	—	37,986	37,986
Balance - April 2, 2021	42,854	$42	890	$(13,754)	$340,347	$2,689	$432,967	$762,291

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	29	—	—	—	(820)	—	—	(820)
Stock-based compensation expense	—	—	—	—	3,029	—	—	3,029
Other comprehensive income	—	—	—	—	—	4,743	—	4,743
Net income	—	—	—	—	—	—	48,050	48,050
Balance - April 1, 2022	43,039	$42	890	$(13,754)	$346,328	$9,619	$606,849	$949,084
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	April 1, 2022	April 2, 2021
OPERATING ACTIVITIES:
Net income	$48,050	$37,986
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,897	10,069
Stock-based compensation	3,029	2,494
Deferred taxes and uncertain tax positions	(10,083)	(438)
Amortization of loan fees	402	411
Changes in operating assets and liabilities:
Accounts receivable	(37,781)	(16,536)
Inventory	(37,467)	(40,074)
Income taxes	(4,982)	2,288
Prepaids and other assets	(171,307)	33,263
Accounts payable	58,639	33,653
Accrued expenses and other liabilities	(3,521)	2,912
Net cash (used in) provided by operating activities	(143,124)	66,028
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,191)	(16,885)
Net cash used in investing activities	(8,191)	(16,885)
FINANCING ACTIVITIES:
Proceeds from line of credit	109,336	8,480
Payments on line of credit	(66,484)	(8,480)
Repayment of debt	(2,500)	(2,500)
Installment on purchase of non-controlling interest	(900)	(1,850)
(Repurchases) proceeds from stock compensation program, net	(820)	598
Net cash provided by (used in) financing activities	38,632	(3,752)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,770	316
CHANGE IN CASH AND CASH EQUIVALENTS	(110,913)	45,707
CASH AND CASH EQUIVALENTS—Beginning of period	179,686	245,764
CASH AND CASH EQUIVALENTS—End of period	$68,773	$291,471

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	April 1, 2022	April 2, 2021
Cash paid during the period for:
Income taxes	$17,441	$2,048
Cash paid for interest, net of capitalized interest	$1,619	$2,422
Cash paid for amounts included in the measurement of lease liabilities	$2,713	$1,994
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$7,619	$1,160
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$4,406	$3,633
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S." or "United States") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 24, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2022 and 2021, the Company's fiscal year will end or has ended on December 30, 2022 and December 31, 2021, respectively. The twelve month periods ended December 30, 2022 and December 31, 2021, will include or have included 52 weeks. The three month periods ended April 1, 2022 and April 2, 2021 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed. Additionally, the Company has been impacted by the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. Despite the Company’s efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect the business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside of the Company’s control, including: the duration and scope of the COVID-19 pandemic; government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic; increases in COVID-19 case counts; any additional waves of the virus, availability and ultimate efficacy of the vaccine on the new variants of the virus, including the Omicron variant; and the effect of the COVID-19 pandemic on short- and long-term general economic conditions.
Furthermore, during the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. In addition, in response to this invasion, the United States and several European and Asian countries instated sanctions against Russia. The impact of the Russia invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain but may prove to negatively impact the Company’s business and operations.
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
The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. Amounts owed under the Company's Prior Credit Facility (as defined in Note 8 - Debt below) approximate fair value due to the variable interest rate features embedded in both the line of credit and the term debt.

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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance in the first quarter of 2022. This adoption did not have a material impact on our financial statements.

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended
	April 1, 2022	April 2, 2021
Powered Vehicles	$208,107	$162,747
Specialty Sports	169,870	118,389
Total sales	$377,977	$281,136

The following table summarizes total sales by sales channel:

	For the three months ended
	April 1, 2022	April 2, 2021
OEM	$201,265	$151,480
Aftermarket	176,712	129,656
Total sales	$377,977	$281,136

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	April 1, 2022	April 2, 2021
North America	$233,959	$180,483
Asia	60,017	51,856
Europe	78,534	45,739
Rest of the world	5,467	3,058
Total sales	$377,977	$281,136

3. Inventory
Inventory consisted of the following:

	April 1,	December 31,
	2022	2021
Raw materials	$227,391	$200,460
Work-in-process	10,584	7,539
Finished goods	76,996	71,838
Total inventory	$314,971	$279,837

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	April 1,	December 31,
	2022	2021
Prepaid chassis deposits	$262,029	$98,618
Advanced payments and prepaid contracts	18,724	14,024
Other current assets	13,174	10,465
Total	$293,927	$123,107

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	April 1,	December 31,
	2022	2021
Building and building improvements	$72,639	$72,088
Information systems, office equipment and furniture	19,920	20,988
Internal-use computer software	26,817	25,700
Land and land improvements	15,492	15,663
Leasehold improvements	17,564	22,835
Machinery and manufacturing equipment	111,693	106,628
Transportation equipment	8,121	7,372
Total	272,246	271,274
Less: accumulated depreciation and amortization	(78,637)	(79,271)
Property, plant and equipment, net	$193,609	$192,003
The Company’s long-lived assets by geographic location are as follows:

	April 1,	December 31,
	2022	2021
United States	$162,126	$161,451
International	31,483	30,552
Total long-lived assets	$193,609	$192,003

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from one to nine years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the leases within one year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 5.16 years and the weighted-average incremental borrowing rate was 2.11% as of April 1, 2022.
Operating lease costs consisted of the following:

	For the three months ended
	April 1, 2022	April 2, 2021
Operating lease cost	$2,823	$2,070
Other lease costs (1)	718	225
Total	$3,541	$2,295

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	April 1, 2022
Operating lease right-of-use assets	Lease right-of-use assets	$44,122
Current lease liabilities	Accrued expenses	$9,789
Non-current lease liabilities	Other liabilities	$33,071
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2022 (remaining nine months)	$7,972
2023	10,095
2024	8,888
2025	6,627
2026	4,832
Thereafter	6,760
Total lease payments	45,174
Less: imputed interest	(2,314)
Present value of lease liabilities	42,860
Less: current portion	(9,789)
Lease liabilities less current portion	$33,071

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	April 1,	December 31,
	2022	2021
Payroll and related expenses	$21,659	$32,968
Current portion of lease liabilities	9,789	9,095
Warranty	15,993	15,510
Income tax payable	29,403	34,845
Accrued sales rebate	11,307	8,568
Current portion of non-controlling interest buyout liability	1,800	2,700
Other accrued expenses	13,841	8,692
Total	$103,792	$112,378
Activity related to warranties is as follows:

	For the three months ended
	April 1, 2022	April 2, 2021
Beginning warranty liability	$15,510	$9,835
Charge to cost of sales	3,127	3,261
Costs incurred	(2,644)	(1,575)
Ending warranty liability	$15,993	$11,521

8. Debt
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, and June 11, 2021 (as amended to date, the "Prior Credit Facility"). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan was subject to quarterly amortization payments.
The Company paid $7,615 in debt issuance costs, of which $6,458 were allocated to the term debt and $1,157 were allocated to the line of credit. Additionally, the Company had $434 of remaining unamortized debt issuance costs. The Company expensed $277 of the remaining unamortized debt issuance costs. The remaining $157 were allocated to the line of credit. Loan fees allocated to the term debt were amortized using the interest method and loan fees allocated to the line of credit were amortized on a straight-line basis over the term of the Prior Credit Facility.
The Prior Credit Facility provided for interest at a rate either based on the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.00%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At April 1, 2022, the one-month LIBOR and prime rates were 0.44% and 3.50%, respectively. At April 1, 2022, our weighted-average interest rate on outstanding borrowing was 1.68%. The Prior Credit Facility was secured by substantially all of the Company’s assets, restricted the Company's ability to make certain payments and engage in certain transactions, and required that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 1, 2022.
The Prior Credit Facility permitted up to $25,000 of the aggregate revolving commitment to be used by the Company for issuance of letters of credit, of which $15,000 was outstanding at April 1, 2022.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The following table summarizes the line of credit under the Prior Credit Facility:

	April 1,	December 31,
	2022	2021
Amount outstanding	$42,852	$—
Standby letters of credit	15,000	$15,000
Available borrowing capacity	192,148	$235,000
Total borrowing capacity	$250,000	$250,000
Maturity date	March 11, 2025
In June 2021, the Company entered into a swap agreement (the "2021 Swap Agreement") to obtain a more favorable interest rate and to manage interest rate risk exposure. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the "2022 Swap Agreement"). Through the 2022 Swap Agreement, the Company hedges the variability of cash flows in interest payments associated with $100,000 of its variable rate debt. Refer to Note 16 - Subsequent Events for further details of this agreement.
As of April 1, 2022, future principal payments for long-term debt, including the current portion, are summarized as follows:

April 1,
2022
For fiscal year
2022 (remaining nine months)	$15,000
2023	20,000
2024	20,000
2025	325,000
Total	380,000
Debt issuance cost	(3,712)
Long-term debt, net of issuance cost	376,288
Less: current portion	(20,000)
Long-term debt less current portion	$356,288
2022 Credit Facility
On April 5, 2022, the Company entered into the a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the "2022 Credit Facility"), and concurrently repaid in full and terminated the Prior Credit Facility. The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650,000. Refer to Note 16 - Subsequent Events for further details of the 2022 Credit Facility.

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
Legal Proceedings - From time to time, the Company is involved in legal proceedings that arise in the ordinary course of business. Although the Company cannot assure the outcome of any such legal proceedings, based on information currently available, management does not believe that the ultimate resolution of any pending matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion has been or will be settled in quarterly installment payments beginning in July 2020 through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 and $1,850 during the three months ended April 1, 2022 and April 2, 2021, respectively. The Company had a remaining liability of $1,800 as of April 1, 2022. The stock portion of 136 shares held in escrow has been or will be released quarterly starting January 2021 through July 2022. The Company released 19 shares of stock during each of the three months ended April 1, 2022 and April 2, 2021. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.
Other Contingencies - On June 21, 2018, the U.S. Supreme Court (the “Court”) decided South Dakota v. Wayfair, Inc., et al., holding that internet retailers do not have to maintain a physical presence in a state in order to be required to collect the state’s sales and use tax. As a result of the Court’s decision, most states enacted legislation to require sellers who meet economic nexus thresholds to register, collect and remit sales and use taxes on transactions with out-of-state customers. The Company believes that it is possible that it will incur a liability for uncollected sales tax on some portion of its e-commerce sales through April 1, 2022. Based on information currently available, any retroactively imposed liability is not expected to be material to the Company’s results of operations or financial position because direct end-user sales in states where the Company is not registered comprise a small portion of total revenues.

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
As of April 1, 2022 and December 31, 2021, the Company had the following interest rate swap contracts:

			April 1, 2022	December 31, 2021
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$254	$276
July 2, 2021	March 11, 2025	$200,000	11,068	3,583
Total			$11,322	$3,859
On June 11, 2021, the Company terminated its existing swap agreement and entered into an interest rate swap agreement (the "2021 Swap Agreement") with a notional amount of $200,000. The terminated swap resulted in an unrealized gain of $324 at the termination date that will continue to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument.
The 2021 Swap Agreement has a maturity date of March 11, 2025 and is indexed to a one-month LIBOR with a fixed leg of 0.50%. The Interest Rate Swap met the criteria for cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"), and is recorded in other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, are recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Condensed Consolidated Statement of Income when the forecasted transactions affect earnings. As required under ASC 815, the Interest Rate Swap’s effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income for the three months ended April 1, 2022 and April 2, 2021 were a gain of $5,811 and $2,145, respectively.
Unrealized gain of $4,203 included in accumulated other comprehensive income related to the Interest Rate Swap are expected to be recognized in interest expense over the next twelve months.
2022 Swap Agreement
On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new 2022 Swap Agreement with a notional amount of $100,000. Refer to Note 16 - Subsequent Events for further details of the 2022 Swap Agreement.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	April 1, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$11,068	$—	$11,068	$—	$3,583	$—	$3,583
Total assets measured at fair value	$—	$11,068	$—	$11,068	$—	$3,583	$—	$3,583
Liabilities:
Prior Credit Facility	$—	$419,140	$—	$419,140	$—	$378,453	$—	$378,453
Total liabilities measured at fair value	$—	$419,140	$—	$419,140	$—	$378,453	$—	$378,453
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three month period ended April 1, 2022.
The Company used Level 2 inputs to determine the fair value of the Prior Credit Facility. The Company believes the carrying amount of the Prior Credit Facility approximates the fair value at April 1, 2022 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
On June 11, 2021, the Company entered into the 2021 Swap Agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. Refer to Note 10 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, an interest rate swap contract is recognized as an asset or liability on the Condensed Consolidated Balance Sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying Condensed Consolidated Statements of Income:

	For the three months ended
	April 1, 2022	April 2, 2021
Cost of sales	$178	$121
Sales and marketing	226	152
Research and development	228	187
General and administrative	2,397	2,034
Total	$3,029	$2,494
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan is included in Accrued Expenses on the Condensed Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the three months ended April 2, 2021 upon the issuance of the underlying restricted stock units ("RSUs").
The following table summarizes the activity for the Company's unvested RSUs for the three months ended April 1, 2022:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2021	338	$76.30
Granted	41	$120.90
Canceled	(4)	$83.07
Vested	(35)	$96.49
Unvested at April 1, 2022	340	$79.57
As of April 1, 2022, the Company had approximately $19,408 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.15 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
During the three months ended April 1, 2022, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant.
The following table summarizes the activity for the Company's unvested PSUs for the three months ended April 1, 2022:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2021	29	$141.46
Granted	37	$120.90
Unvested at April 1, 2022	66	$129.94
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $14,741 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.21 years.
For the three months ended April 1, 2022, the Company had 3 unvested RSUs and PSUs outstanding which were excluded from the calculation of dilutive earnings per share because the effect would be anti-dilutive.
During the three months ended April 1, 2022, no shares of common stock were issued due to the exercise of stock options and no options to purchase common stock expired or were forfeited. As of April 1, 2022, stock-based compensation expense related to stock options has been fully recognized.

13. Income Taxes

	For the three months ended
	April 1, 2022	April 2, 2021
Provision for income taxes	$2,436	$4,007
Effective tax rates	4.8%	9.5%
For the three months ended April 1, 2022, the difference between the Company's effective tax rate of 4.8% and the 21% federal statutory rate resulted primarily from the impact of the recently finalized U.S. tax regulations published by the U.S Treasury and Internal Revenue Service on January 4, 2022. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S income taxes which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. This benefit was partially offset by state taxes and other nondeductible expenses.
For the three months ended April 2, 2021, the difference between the Company's effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from windfall on stock-based compensation, the recognition of uncertain tax positions due to the conclusion of an audit and a lower tax rate on foreign-derived intangible income. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and nondeductible expenses.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
14. Related Party Transactions
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $281 and $202 of parts and vehicles and sold approximately $457 and $120 of upfit packages to the dealership during the three months ended April 1, 2022 and April 2, 2021, respectively. As of April 1, 2022, the Company had $17 and $85 in accounts payable and accounts receivable, respectively, related to this dealership. As of April 2, 2021, the Company had $27 and $88 in accounts payable and accounts receivable, respectively, related to this dealership.
On July 22, 2020 the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022. Refer to Note 9 - Commitments and Contingencies for additional details of this agreement.

15. Acquisitions
On May 21, 2021, the Company, through its wholly owned subsidiary, Fox Factory Australia Pty Ltd., acquired substantially all the assets of Sola Sport Pty Ltd. for $486. The acquisition was not material to the Company's financial statements.
On May 25, 2021, the Company, through its wholly owned subsidiary, SCA Performance, Inc., acquired 100% of the issued and outstanding stock of Manifest Joy LLC, d/b/a Outside Van ("Outside Van") a custom van conversion company. The total purchase price of $15,275, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of May 25, 2021, with the excess purchase price allocated to goodwill. The purchase price was allocated to the net liabilities assumed of $1,057, $5,560 in identifiable intangible assets and goodwill acquired of $10,772. The Company will amortize the acquired customer relationship and trade name assets over their expected useful lives of one and ten years, respectively. This purchase was accounted for as a business combination and was not material to the Company's financial statements.
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
The allocation of the purchase price to the net assets assumed of $5,244, $7,086 in identifiable intangible assets and goodwill acquired of $23,790, is preliminary and subject to the completion of the Company's validation of working capital, valuation of intangible assets and deferred taxes, with the assistance of specialists. The Company will amortize the acquired non-compete and trade name assets over their expected useful lives of one and ten years, respectively. The acquired goodwill represents the value of combining operations of STS and the company and is expected to be deductible for tax purposes. The acquisition was not material to the Company's financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
16. Subsequent Events
2022 Credit Facility
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the "2022 Credit Facility"), and concurrently repaid in full and terminated the Prior Credit Facility. The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650,000.
On April 5, 2022, the Company borrowed $475,000 under the 2022 Credit Facility, which was used to repay all outstanding amounts owed under the Prior Credit Facility and for general corporate purposes. Future advances under the 2022 Credit Facility will be used to finance working capital, capital expenditures and other general corporate purposes of the Company. To the extent not previously paid, all then-outstanding amounts under the 2022 Credit Facility are due and payable on the maturity date.
The Company paid $1,980 in debt issuance costs in connection with the 2022 Credit Facility, which will be allocated to the line of credit and amortized on a straight-line basis over the term of the facility. Additionally, the Company had $4,473 of remaining unamortized debt issuance costs related to the Prior Credit Facility. The Company expects to expense a portion of the remaining unamortized debt issuance costs and allocate a portion to the 2022 Credit Facility.
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios.
2022 Swap Agreement
On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the "2022 Swap Agreement") with a notional amount of $100,000. The 2022 Swap Agreement has a maturity date of April 5, 2027 and is indexed to a three-month Term SOFR. The 2022 Swap Agreement met the criteria for cash flow hedges under ASC 815, and will be recorded to other assets or other liabilities on the Condensed Consolidated Balance Sheet. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Condensed Consolidated Statement of Income when the forecasted transactions affect earnings. As required under ASC 815, the Interest Rate Swap’s effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 24, 2022, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
•changes in general economic conditions, including market and macro-economic disruptions resulting from the Russian invasion of Ukraine;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. "Risk Factors" of our 2021 Annual Report on Form 10-K, as filed with the SEC on February 24, 2022, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Critical Accounting Policies and Estimates
In the first quarter of 2022, final tax regulations regarding foreign tax credits (“FTC”) were published in the Federal Register. These final FTC regulations apply to foreign taxes paid or accrued in taxable years beginning on or after December 28, 2021. The new regulations narrow the definition of withholding taxes that are eligible for an FTC by imposing a new source-based jurisdictional nexus or “attribution” requirement. The application of these final FTC regulations makes it more likely than not that all of our foreign tax credits will be realizable before their expiration, therefore the Company released its partial valuation allowance of $9.2 million in the first quarter of 2022.
There have been no other changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022, that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	April 1, 2022	April 2, 2021
Sales	$377,977	$281,136
Cost of sales	257,717	183,212
Gross profit	120,260	97,924
Operating expenses:
Sales and marketing	22,589	16,858
Research and development	12,642	9,876
General and administrative	25,567	20,369
Amortization of purchased intangibles	5,307	4,965
Total operating expenses	66,105	52,068
Income from operations	54,155	45,856
Interest and other expense, net:
Interest expense	1,977	2,904
Other expense, net	1,692	959
Interest and other expense, net	3,669	3,863
Income before income taxes	50,486	41,993
Provision for income taxes	2,436	4,007
Net income	$48,050	$37,986

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	April 1, 2022	April 2, 2021
Sales	100.0%	100.0%
Cost of sales	68.2	65.2
Gross profit	31.8	34.8
Operating expenses:
Sales and marketing	6.0	6.0
Research and development	3.3	3.5
General and administrative	6.8	7.2
Amortization of purchased intangibles	1.4	1.8
Total operating expenses	17.5	18.5
Income from operations	14.3	16.3
Interest and other expense, net:
Interest expense	0.5	1.0
Other expense, net	0.4	0.3
Interest and other expense, net	1.0	1.4
Income before income taxes	13.4	14.9
Provision for income taxes	0.6	1.4
Net income	12.7%	13.5%
*Percentages may not foot due to rounding.

Three months ended April 1, 2022 compared to three months ended April 2, 2021
Sales

	For the three months ended
(in millions)	April 1, 2022	April 2, 2021	Change ($)	Change (%)
Powered Vehicle products	$208.1	$162.7	$45.4	27.9%
Specialty Sports products	169.9	118.4	51.5	43.5
Total sales	$378.0	$281.1	$96.9	34.4%
Total sales for the three months ended April 1, 2022 increased approximately $96.9 million, or 34.4%, compared to the three months ended April 2, 2021. Specialty Sports product sales increased by $51.5 million, or 43.5%, due to continued strong demand in both the OEM and aftermarket channels. Powered Vehicle product sales increased by $45.4 million, or 27.9%, due to strong performance in our upfitting product lines.
Cost of sales

	For the three months ended
(in millions)	April 1, 2022	April 2, 2021	Change ($)	Change (%)
Cost of sales	$257.7	$183.2	$74.5	40.7%
Cost of sales for the three months ended April 1, 2022 increased approximately $74.5 million, or 40.7%, compared to the three months ended April 2, 2021. The increase in cost of sales was primarily due to the 34.4% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended April 1, 2022, our gross margin decreased 300 basis points to 31.8% compared to 34.8% for the three months ended April 2, 2021. The decrease in gross margin was primarily driven by continued increases in supply chain related costs, including increased prices for raw materials and freight. Additionally, the completion of the planned shutdown of our Watsonville, California facility and transition of those production lines resulted in inefficiencies as we ramp up our Gainesville, Georgia facility.
Operating expenses

	For the three months ended
(in millions)	April 1, 2022	April 2, 2021	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$22.6	$16.9	$5.7	33.7%
Research and development	12.6	9.9	2.7	27.3
General and administrative	25.6	20.4	5.2	25.5
Amortization of purchased intangibles	5.3	4.9	0.4	8.2
Total operating expenses	$66.1	$52.1	$14.0	26.9%
Total operating expenses for the three months ended April 1, 2022 were $66.1 million compared to $52.1 million for the three months ended April 2, 2021. The increase in operating expenses is primarily due to higher employee related costs, higher commission costs, and higher insurance and facility-related expenses. When expressed as a percentage of total sales, total operating expenses were 17.5% for the three months ended April 1, 2022, a decrease of 100 basis points, compared to 18.5% of total sales in the three months ended April 2, 2021.

Within operating expenses, sales and marketing expenses increased approximately $5.7 million primarily due to higher commissions and marketing related expenses. Research and development costs increased approximately $2.7 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $5.2 million due to higher employee related costs of $2.1 million, higher insurance and facility related costs of $2.2 million, as well as increases in various other costs.
Income from operations

	For the three months ended
(in millions)	April 1, 2022	April 2, 2021	Change ($)	Change (%)
Income from operations	$54.2	$45.9	$8.3	18.1%
As a result of the factors discussed above, income from operations for the three months ended April 1, 2022 increased approximately $8.3 million, or 18.1%, compared to income from operations for the three months ended April 2, 2021.
Interest and other expense, net

	For the three months ended
(in millions)	April 1, 2022	April 2, 2021	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$2.0	$2.9	$(0.9)	(31.0)%
Other expense, net	1.7	1.0	0.7	70.0%
Interest and other expense, net	$3.7	$3.9	$(0.2)	(5.1)%
Interest and other expense, net for the three months ended April 1, 2022 decreased by $0.2 million to $3.7 million compared to $3.9 million for the three months ended April 2, 2021.
Income taxes

	For the three months ended
(in millions)	April 1, 2022	April 2, 2021	Change ($)	Change (%)
Provision for income taxes	$2.4	$4.0	$(1.6)	(40.0)%
The effective tax rates were 4.8% and 9.5% for the three month periods ended April 1, 2022 and April 2, 2021, respectively.
For the three months ended April 1, 2022, the difference between the Company's effective tax rate of 4.8% and the 21% federal statutory rate resulted primarily from the impact of the recently finalized U.S. tax regulations published by the U.S Treasury and Internal Revenue Service on January 4, 2022. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S income taxes which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. This benefit was partially offset by state taxes and other nondeductible expenses.
For the three months ended April 2, 2021, the difference between our effective tax rate of 9.5% and the 21% federal statutory rate resulted primarily from windfall on stock-based compensation, the recognition of uncertain tax positions due to the conclusion of an audit and a lower tax rate on foreign-derived intangible income. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and nondeductible expenses.

Net income

	For the three months ended
(in millions)	April 1, 2022	April 2, 2021	Change ($)	Change (%)
Net income	$48.1	$38.0	$10.1	26.6%
As a result of the factors described above, our net income increased $10.1 million, or 26.6%, to $48.1 million in the three months ended April 1, 2022 from $38.0 million for the three months ended April 2, 2021.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our Prior Credit Facility and the issuance of common stock. These sources of liquidity may be impacted by various factors, including demand for our products, impacts of the COVID-19 pandemic, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology.
As of April 1, 2022, we held $43.8 million of our $68.8 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities is shown in the following table:

	For the three months ended
(in thousands)	April 1, 2022	April 2, 2021
Net cash (used in) provided by operating activities	$(143,124)	$66,028
Net cash used in investing activities	(8,191)	(16,885)
Net cash provided by (used in) financing activities	38,632	(3,752)
Effect of exchange rate changes on cash and cash equivalents	1,770	316
Change in cash and cash equivalents	$(110,913)	$45,707
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
Cash used in or provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, changes in deferred income taxes and uncertain tax positions, amortization of loan fees and net cash invested in working capital.
In the three months ended April 1, 2022, net cash used in operating activities was $143.1 million and consisted of net income of $48.1 million, plus non-cash items totaling $5.2 million, offset by changes in operating assets and liabilities totaling $196.4 million. Non-cash items and other adjustments consisted of depreciation and amortization of $11.9 million, stock-based compensation of $3.0 million, and amortization of loan fees of $0.4 million, offset by a $10.1 million change in deferred taxes.
Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $171.3 million, accounts receivable of $37.7 million, inventory of $37.5 million, and decreases in income taxes of $5.0 million and accrued expenses of $3.5 million, partially offset by an increase in accounts payable of $58.6 million. The change in prepaids and other assets is due to increased chassis deposits to secure supply for our upfitting business for the remainder of the year. The change in inventory is due to additional raw materials purchases to mitigate risks associated with supply chain uncertainty. The changes in accounts receivable and accounts payable reflect business growth and the timing of vendor payments. The changes in accrued expenses and income taxes reflect lower compensation related accruals and income taxes payable due to business growth and the timing of such payments.

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
Investing activities
Cash used in investing activities primarily relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the three months ended April 1, 2022 and April 2, 2021, net cash used in investing activities consisted of $8.2 million and $16.9 million in property and equipment additions, respectively.
Financing activities
Cash provided by or used in financing activities primarily relate to various forms of debt and equity instruments used to finance our business.
In the three months ended April 1, 2022, net cash used in financing activities was $38.6 million, which consisted of net proceeds from our Prior Credit Facility of $42.9 million, which were partially offset by payments on our term debt of $2.5 million, $0.9 million in installment payments related to the purchase of the Tuscany non-controlling interest and payments of $0.8 million to repurchase shares of our common stock, net of proceeds from our stock-based compensation program. Refer to Note 9 - Commitments and Contingencies for additional information on our purchase of the Tuscany non-controlling interest.
In the three months ended April 2, 2021, net cash used in financing activities was $3.8 million, which consisted of payments on our term debt of $2.5 million and $1.9 million in installment payments related to the purchase of the Tuscany non-controlling interest. These outflows were partially offset by $0.6 million in net proceeds received as part of our stock-based compensation program.
Prior Credit Facility
The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a term loan of $400.0 million. The term loan was subject to quarterly amortization payments.
The Company paid $7.6 million in debt issuance costs, of which $6.5 million were allocated to the term debt and $1.2 million were allocated to the line of credit. Additionally, the Company had $0.4 million of remaining unamortized debt issuance costs. The Company expensed $0.3 million of the remaining unamortized debt issuance costs. The remaining $0.2 million were allocated to the line of credit. Loan fees allocated to the term debt were amortized using the interest method and loan fees allocated to the line of credit were amortized on a straight-line basis over the term of the Prior Credit Facility.
The Prior Credit Facility provided for interest at a rate either based on the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.00% to 2.25%, with a floor rate of 0.00%, or based on the base rate offered by Bank of America plus a margin ranging from 0.00% to 1.25%. At April 1, 2022, the one-month LIBOR and prime rates were 0.44% and 3.50%, respectively. At April 1, 2022, our weighted-average interest rate on outstanding borrowing was 1.68%. The Prior Credit Facility was secured by substantially all of the Company’s assets, restricted the Company's ability to make certain payments and engage in certain transactions, and required that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 1, 2022.
2022 Credit Facility
On April 5, 2022, the Company entered into the a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the "2022 Credit Facility"), and concurrently repaid in full and terminated the Prior Credit Facility. The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million. Refer to Note 16 - Subsequent Events for further details of the 2022 Credit Facility.

Material Cash Requirements
There have been no material changes to the information on our material cash requirements material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022.

Inflation
Historically, inflation has not had a material effect on our results of operations. However, we have recently experienced a rise in raw material costs, supply constraints, labor availability issues and logistical cost increases and our expectation is that these impacts will continue throughout 2022. While we are currently taking actions to mitigate these impacts, should these actions be unsuccessful or should such costs exceed what we can effectively mitigate, our business, financial condition and results of operations could be adversely impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2022. Based on the evaluation of our disclosure controls and procedures as of April 1, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in legal proceedings that arise in the ordinary course of business. Although the Company cannot assure the outcome of any such legal proceedings, based on information currently available, management does not believe that the ultimate resolution of any pending matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
Risks Related to Our Indebtedness and Liquidity
•our 2022 Credit Facility places operating restrictions on us and creates default risks, and the variable rate makes us more vulnerable to increases in interest rates;
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has resulted in over six million deaths worldwide, as of the date of filing this Quarterly Report, and it continues to spread in major markets in which we operate. The impact of the COVID-19 pandemic, including changes in consumer behavior, COVID-19 pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
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

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.
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
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the U.S. and countries in Europe. These areas have historically experienced recessions, disruptions in banking and/or financial systems, economic weakness and uncertainty, and there appears to be an increasing risk of recessions or inflationary economic impacts primarily due to the global COVID-19 pandemic, the Russian invasion of Ukraine, escalating energy costs, global supply chain disruptions and other economic changes. In addition, our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
OEM dealers and distributors select our products in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We have focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance and highly reliable. In addition, our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes and professional race teams. In order to continue to enhance the image of our brands, we will need to maintain our position in the performance-defining products industry, continue to provide high-quality products and services, and preserve our reputation. The rising popularity of social media and other consumer-oriented technologies creates new risks and challenges that could cause damage to our brands and reputation. Social media platforms make it easy for anyone to provide public feedback that can influence perceptions of our brands, and social media platforms can also accelerate and potentially amplify the scope of negative publicity.
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
•negative publicity regarding our brands or our sponsored athletes, which could be amplified on social media;
•high-profile injury or death to one of our sponsored athletes;
•inconsistent uses of our brands and our other intellectual property assets, as well as failure to protect our intellectual property;
•changes in consumer trends and perceptions; and
•lack of investment in sponsorships, marketing and public relations.
Any adverse impact on our brands could in turn negatively affect our business, financial condition or results of operations.

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
We recently completed the construction of the Gainesville, Georgia facility to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Hall County Facility is being used for manufacturing, warehousing, distribution and office space. In the first quarter of 2022, we completed the transition of our Watsonville, California facility and relocation of our powered vehicles suspension manufacturing to the Hall County Facility. As a result, we have incurred, and may to continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Unforeseen difficulties in our Georgia expansion project and future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service disruptions, curtailments or shutdowns. In the event of a stoppage in production or a slowdown in production due to high employee turnover or a labor dispute at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. If there was a manufacturing disruption in any of our manufacturing facilities, we might be unable to meet product delivery requirements and our business, financial condition or results of operations could be negatively affected, even if the disruption was covered in whole or in part by our business interruption insurance. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, expose us to damage claims from our customers or damage our brands and, in turn, negatively affect our business, financial condition or results of operations.

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
We sell our aftermarket products to dealers and distributors, and we depend on their willingness and ability to market and sell our products to consumers and provide customer and product service as needed. We also rely on our dealers and distributors to be knowledgeable about our products and their features. If we are not able to educate our dealers and distributors so that they may effectively sell our products as part of a positive buying experience, or if they fail to implement effective retail sales initiatives, focus selling efforts on our competitors’ products, reduce the quantity of our products that they sell or reduce their operations due to financial difficulties or otherwise, our brands and business could suffer.
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
•geopolitical regional conflicts, including the impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials, terrorist activity, political unrest, civil strife, acts of war and other political uncertainty;
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
We have been and may become subject to intellectual property disputes that could cause us to incur significant costs, pay significant damages or prohibit us from selling our products.
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
Although we carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against any potential claims, such insurance is available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. In addition to the direct costs related to these or other recalls, our aftermarket and OEM sales could be adversely affected if we do not have a ready replacement product for such recalled products. Such recall events could also adversely affect the image of brands and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect the image of our brands image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from any product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of April 1, 2022, we employed approximately 4,200 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
Fuel shortages, or high prices for fuel, could have a negative effect on the use of powered vehicles that use our products.
Gasoline or diesel fuel is required for the operation of the powered vehicles that use our products. There can be no assurance that the supply of these fuels will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. For example, there have been significant increases in the price of gasoline and diesel fuel due to geopolitical developments, including the impacts resulting from Russian military actions in Ukraine, and there are heightened uncertainties regarding the future price and availability of gasoline and diesel fuel. Future shortages of gasoline and diesel fuel and substantial increases in the price of fuel could have a material adverse effect on our powered vehicle product category, which could have a negative effect on our business, financial condition or results of operations.

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
•    earthquakes, fires, floods, hurricanes and other natural disasters;
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
In 2015, we began the process of implementing a global enterprise resource planning system ("ERP"). The pilot phase of the new ERP was completed in fiscal year 2016 and additional phases were completed in 2018, 2019, and 2021. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Similarly, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and affords consumers new rights with respect to their data. It also provides a new private right of action for data breaches. The CCPA has been amended several times, including by the California Privacy Rights Act (the "CPRA"), a California ballot initiative that passed in November 2020, and takes effect in most material aspects starting on January 1, 2023, which, among other things, significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Failure to meet GDPR, CCPA and CPRA requirements could result in financial penalties. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as other states across the country are considering and proposing similar laws, and states like Virginia and Colorado have recently enacted CCPA-like laws to provide their respective residents with similar rights. Privacy laws, both domestically and internationally, are changing rapidly, including a discussion in Congress of a new federal data protection and privacy law, all of which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and result in increased compliance costs and/or changes in business marketing practices and policies.
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

RISKS RELATED TO OUR INDEBTEDNESS AND LIQUIDITY
The 2022 Credit Facility places operating restrictions on us and creates default risks.
The 2022 Credit Facility with Wells Fargo Bank, National Association and other named lenders contains covenants that place restrictions on our operating activities. These covenants, among other things, limit our ability to:
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
If we are unable to comply with the covenants contained in the 2022 Credit Facility, it could constitute an event of default and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the 2022 Credit Facility, which constitutes substantially all of our assets.
We will continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
In the future, we and our subsidiaries may be able to incur substantial additional debt from amendments to the 2022 Credit Facility, additional lending sources subject to the restrictions contained in the 2022 Credit Facility, or because of certain debt instruments we may issue.
As of April 5, 2022, we had $475.0 million of indebtedness, and $175.0 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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

Our outstanding indebtedness under the 2022 Credit Facility bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.
Borrowings under the 2022 Credit Facility bear interest on a variable rate, which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the 2022 Credit Facility will increase our interest expense.
Interest rates in the U.S. have been increasing from recent historically low levels, and any increase in these rates would increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the interest rate swap entered into in April 2022, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 10- Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of April 5, 2022, we had $475.0 million of indebtedness outstanding under the 2022 Credit Facility. Based on the $375.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of April 5, 2022, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.9 million increase or decrease in interest expense for the three months ended April 1, 2022, respectively.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our 2021 Swap Agreement and 2022 Swap Agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline.
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,148,734 of which shares were outstanding as of April 1, 2022. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended April 1, 2022:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
1/1-2/4	—	$—
2/5-3/4	5,824	$124.53
3/5-4/1	650	$100.88
Total	6,474	$122.16

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
10.1	Credit Agreement, dated April 5, 2022, among Fox Factory Holding Corp., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer, and a group of lenders party thereto.	8-K	001-36040	April 5, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
May 5, 2022		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)