Form 10-Q
period 2022-07-01
FOX FACTORY HOLDING CORP
filed 2022-08-04
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022, there were 42,262,731 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	July 1,	December 31,
	2022	2021

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,637	$179,686
Accounts receivable (net of allowances of $322 and $410 at July 1, 2022 and December 31, 2021, respectively)	195,449	142,040
Inventory	349,050	279,837
Prepaids and other current assets	267,723	123,107
Total current assets	920,859	724,670
Property, plant and equipment, net	194,601	192,003
Lease right-of-use assets	42,606	38,752
Deferred tax assets	44,176	34,998
Goodwill	323,965	323,299
Intangibles, net	186,074	197,021
Other assets	5,942	4,986
Total assets	$1,718,223	$1,515,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$161,614	$99,984
Accrued expenses	110,846	112,378
Current portion of long-term debt	—	17,500
Total current liabilities	272,460	229,862
Line of credit	410,000	—
Long-term debt, less current portion	—	360,953
Other liabilities	33,836	30,832
Total liabilities	716,296	621,647
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of July 1, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,153 shares issued and 42,263 outstanding as of July 1, 2022; 43,010 shares issued and 42,120 outstanding as of December 31, 2021	42	42
Additional paid-in capital	347,439	344,119
Treasury stock, at cost; 890 common shares as of July 1, 2022 and December 31, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	7,853	4,876
Retained earnings	660,347	558,799
Total stockholders’ equity	1,001,927	894,082
Total liabilities and stockholders’ equity	$1,718,223	$1,515,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Sales	$406,705	$328,164	$784,682	$609,300
Cost of sales	263,761	217,076	521,478	400,288
Gross profit	142,944	111,088	263,204	209,012
Operating expenses:
Sales and marketing	24,175	17,840	46,764	34,698
Research and development	14,214	11,216	26,856	21,092
General and administrative	28,444	24,226	54,011	44,595
Amortization of purchased intangibles	5,636	5,083	10,943	10,048
Total operating expenses	72,469	58,365	138,574	110,433
Income from operations	70,475	52,723	124,630	98,579
Interest and other expense, net:
Interest expense	1,697	1,598	3,674	4,502
Other expense, net	2,816	83	4,508	1,042
Interest and other expense, net	4,513	1,681	8,182	5,544
Income before income taxes	65,962	51,042	116,448	93,035
Provision for income taxes	12,464	6,767	14,900	10,774
Net income	$53,498	$44,275	$101,548	$82,261
Earnings per share:
Basic	$1.27	$1.05	$2.41	$1.96
Diluted	$1.26	$1.05	$2.40	$1.94
Weighted-average shares used to compute earnings per share:
Basic	42,218	42,028	42,181	41,940
Diluted	42,352	42,367	42,367	42,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Net income	$53,498	$44,275	$101,548	$82,261
Other comprehensive (loss) income
Interest rate swap, net of tax effects	922	(525)	6,733	1,620
Foreign currency translation adjustments, net of tax effects	(2,688)	656	(3,756)	132
Other comprehensive (loss) income	(1,766)	131	2,977	1,752
Comprehensive income	$51,732	$44,406	$104,525	$84,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	162	—	—	—	598	—	—	598
Stock-based compensation expense	—	—	—	—	2,915	—	—	2,915
Other comprehensive income	—	—	—	—	—	1,621	—	1,621
Net income	—	—	—	—	—	—	37,986	37,986
Balance - April 2, 2021	42,854	$42	890	$(13,754)	$340,347	$2,689	$432,967	$762,291
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	118	—	—	—	(5,702)	—	—	(5,702)
Stock-based compensation expense	—	—	—	—	3,374	—	—	3,374
Other comprehensive income	—	—	—	—	—	131	—	131
Net income	—	—	—	—	—	—	44,275	44,275
Balance - July 2, 2021	42,972	$42	890	$(13,754)	$338,019	$2,820	$477,242	$804,369
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	29	—	—	—	(820)	—	—	(820)
Stock-based compensation expense	—	—	—	—	3,029	—	—	3,029
Other comprehensive income	—	—	—	—	—	4,743	—	4,743
Net income	—	—	—	—	—	—	48,050	48,050
Balance - April 1, 2022	43,039	$42	890	$(13,754)	$346,328	$9,619	$606,849	$949,084
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	114	—	—	—	(2,950)	—	—	(2,950)
Stock-based compensation expense	—	—	—	—	4,061	—	—	4,061
Other comprehensive loss	—	—	—	—	—	(1,766)	—	(1,766)
Net income	—	—	—	—	—	—	53,498	53,498
Balance - July 1, 2022	43,153	$42	890	$(13,754)	$347,439	$7,853	$660,347	$1,001,927
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	July 1, 2022	July 2, 2021
OPERATING ACTIVITIES:
Net income	$101,548	$82,261
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,449	21,433
Stock-based compensation	7,090	5,868
Write off of unamortized loan origination fees	1,927	—
Amortization of loan fees	634	820
Amortization of swap settlements	(1,050)	(5)
Change in fair value of interest rate swap, net of taxes	(1,923)	(502)
Deferred taxes and uncertain tax positions	(9,361)	(578)
Changes in operating assets and liabilities:
Accounts receivable	(57,444)	(28,258)
Inventory	(74,753)	(79,212)
Income taxes	(5,072)	2,340
Prepaids and other assets	(146,236)	(871)
Accounts payable	68,708	63,483
Accrued expenses and other liabilities	6,083	14,587
Net cash (used in) provided by operating activities	(85,400)	81,366
INVESTING ACTIVITIES:
Purchases of property and equipment	(19,912)	(27,648)
Acquisition of businesses, net of cash acquired	—	(15,625)
Net cash used in investing activities	(19,912)	(43,273)
FINANCING ACTIVITIES:
Proceeds from line of credit, net of origination fees of $1,980	582,356	17,093
Payments on line of credit	(174,336)	(13,855)
Repayment of term debt upon refinancing of Prior Credit Facility	(382,500)	(5,000)
Proceeds from termination of swap agreement	12,270	324
Installment on purchase of non-controlling interest	(1,800)	(2,750)
Repurchases from stock compensation program, net	(3,770)	(5,104)
Net cash provided by (used in) financing activities	32,220	(9,292)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,043	411
CHANGE IN CASH AND CASH EQUIVALENTS	(71,049)	29,212
CASH AND CASH EQUIVALENTS—Beginning of period	179,686	245,764
CASH AND CASH EQUIVALENTS—End of period	$108,637	$274,976
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	July 1, 2022	July 2, 2021
Cash paid during the period for:
Income taxes	$31,230	$9,914
Cash paid for interest, net of capitalized interest	$3,228	$3,990
Cash paid for amounts included in the measurement of lease liabilities	$5,290	$4,021
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$9,626	$9,455
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,975	$4,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the "Company") designs, engineers, manufactures, and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily for bicycles ("bikes"), on-road vehicles with and without off-road capabilities, side-by-side vehicles ("Side-by-Sides"), off-road vehicles and trucks, all-terrain vehicles ("ATVs"), snowmobiles, specialty vehicles and applications, motorcycles and commercial trucks. Some of our products are specifically designed and marketed to the leading cycling and powered vehicle original equipment manufacturers ("OEMs"), while others are distributed to consumers through a global network of dealers and distributors.
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
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2022 and 2021, the Company's fiscal year will end or has ended on December 30, 2022 and December 31, 2021, respectively. The twelve month periods ended December 30, 2022 and December 31, 2021, will include or have included 52 weeks. The three and six month periods ended July 1, 2022 and July 2, 2021 each included 13 weeks and 26 weeks, respectively.
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
Revenue Recognition - Revenues are generated from the sale of performance-defining products and systems to customers worldwide. The Company’s performance-defining products and systems are solutions that improve performance of powered vehicles and bikes. Powered vehicles include on-road vehicles with off-road capabilities, Side-by-Sides, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles.
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
Reclassifications - We have reclassified certain prior period amounts within our condensed consolidated statement of cash flows for the six months ended July 2, 2021 to conform to our current year presentation.
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
In addition, heightened political tensions between China and Taiwan, could negatively impact our business and operations. For example, our bike suspension manufacturing is located in Taiwan. We cannot assure you that any contentious situation between Taiwan and China will always resolve in maintaining the current status quo or remain peaceful. Relations between Taiwan and China, potential confrontations between the United States and China and other factors affecting military, political, social or economic conditions in Taiwan could have a material adverse effect on our business, our supply chain and our operations.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, accrued liabilities and line of credit approximate their fair values due to their short-term nature. Amounts owed under the Company's Prior Credit Facility (as defined in Note 8 - Debt below) approximated fair value due to the variable interest rate features embedded in the term debt.
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

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Powered Vehicles	$229,032	$189,419	$437,139	$352,166
Specialty Sports	177,673	138,745	347,543	257,134
Total sales	$406,705	$328,164	$784,682	$609,300

The following table summarizes total sales by sales channel:

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
OEM	$223,110	$172,547	$424,375	$324,027
Aftermarket	183,595	155,617	360,307	285,273
Total sales	$406,705	$328,164	$784,682	$609,300

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
North America	$257,183	$217,695	$491,142	$398,178
Asia	61,812	60,245	121,829	112,101
Europe	81,540	46,818	160,074	92,557
Rest of the world	6,170	3,406	11,637	6,464
Total sales	$406,705	$328,164	$784,682	$609,300
Remaining performance obligations represent the transaction price of contracts, generally considered to be the customer's purchase order, for which work has not been performed or has been partially performed. The Company has elected to exclude remaining performance obligations with an original expected duration of one year or less. Revenue expected to be recognized from remaining performance obligations as of July 1, 2022 for contracts with a duration more than one year was approximately $5,999, all of which is expected to be recognized during fiscal years 2023 to 2027.

3. Inventory
Inventory consisted of the following:

	July 1,	December 31,
	2022	2021
Raw materials	$247,358	$200,460
Work-in-process	12,445	7,539
Finished goods	89,247	71,838
Total inventory	$349,050	$279,837

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	July 1,	December 31,
	2022	2021
Prepaid chassis deposits	$235,362	$98,618
Advanced payments and prepaid contracts	19,011	14,024
Other current assets	13,350	10,465
Total	$267,723	$123,107

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	July 1,	December 31,
	2022	2021
Building and building improvements	$72,701	$72,088
Information systems, office equipment and furniture	23,325	20,988
Internal-use computer software	26,612	25,700
Land and land improvements	15,471	15,663
Leasehold improvements	17,511	22,835
Machinery and manufacturing equipment	113,398	106,628
Transportation equipment	8,716	7,372
Total	277,734	271,274
Less: accumulated depreciation and amortization	(83,133)	(79,271)
Property, plant and equipment, net	$194,601	$192,003
At the end of March 2022, the Company retired approximately $6,717 in assets that were fully depreciated in response to the shutdown of our Watsonville, California facility.
The Company’s long-lived assets by geographic location are as follows:

	July 1,	December 31,
	2022	2021
United States	$163,955	$161,451
International	30,646	30,552
Total long-lived assets	$194,601	$192,003

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
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 5.21 years and the weighted-average incremental borrowing rate was 2.06% as of July 1, 2022.
Operating lease costs consisted of the following:

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Operating lease cost	$2,832	$1,983	$5,655	$4,053
Other lease costs (1)	1,272	397	1,990	622
Total	$4,104	$2,380	$7,645	$4,675

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	July 1, 2022
Operating lease right-of-use assets	Lease right-of-use assets	$42,606
Current lease liabilities	Accrued expenses	$9,721
Non-current lease liabilities	Other liabilities	$31,922
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2022 (remaining six months)	$5,198
2023	10,178
2024	8,981
2025	6,723
2026	4,960
Thereafter	7,788
Total lease payments	43,828
Less: imputed interest	(2,185)
Present value of lease liabilities	41,643
Less: current portion	(9,721)
Lease liabilities less current portion	$31,922

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	July 1,	December 31,
	2022	2021
Payroll and related expenses	$27,922	$32,968
Current portion of lease liabilities	9,721	9,095
Warranty	16,088	15,510
Income tax payable	28,927	34,845
Accrued sales rebate	12,183	8,568
Current portion of non-controlling interest buyout liability	900	2,700
Other accrued expenses	15,105	8,692
Total	$110,846	$112,378
Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Beginning warranty liability	$15,993	$11,521	$15,510	$9,835
Charge to cost of sales	2,322	4,070	5,449	7,331
Fair value of warranty assumed in acquisition	—	150	—	150
Costs incurred	(2,227)	(2,091)	(4,871)	(3,666)
Ending warranty liability	$16,088	$13,650	$16,088	$13,650

8. Debt
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, and June 11, 2021 (as amended, the "Prior Credit Facility"). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan was subject to quarterly amortization payments.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The Company paid $1,980 in debt issuance costs in connection with the 2022 Credit Facility, which were allocated to the line of credit and amortized on a straight-line basis over the term of the facility. Additionally, the Company had $4,473 of remaining unamortized debt issuance costs related to the Prior Credit Facility. The Company expensed $1,927 of the remaining unamortized debt issuance costs and allocated $2,546 to the 2022 Credit Facility.
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At July 1, 2022, the one-month SOFR and three-month SOFR rates were 1.11% and 0.71%, respectively. At July 1, 2022, our weighted-average interest rate on outstanding borrowing was 2.54%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 1, 2022.
The following table summarizes the line of credit under the 2022 Credit Facility:

July 1,
2022
Amount outstanding	$410,000
Standby letters of credit	15,000
Available borrowing capacity	225,000
Total borrowing capacity	$650,000
Maturity date	April 5, 2027
On June 11, 2021, the Company entered into a swap agreement (the "2021 Swap Agreement") to obtain a more favorable interest rate and to manage interest rate risk exposure. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the "2022 Swap Agreement"). Through the 2022 Swap Agreement, the Company hedges the variability of cash flows in interest payments associated with $100,000 of its variable rate debt. Refer to Note 10 - Derivatives and Hedging for further details of this agreement.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion has been or will be settled in quarterly installment payments beginning in July 2020 through July 2022, which amount to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 and $1,800 during the three and six months ended July 1, 2022 and $900 and $2,750 during the three and six months ended July 2, 2021, respectively. The Company had a remaining liability of $900 as of July 1, 2022. The stock portion of 136 shares held in escrow has been or will be released quarterly starting January 2021 through July 2022. The Company released 19 and 39 shares of stock during the three and six months ended July 1, 2022 and 19 and 39 shares of stock during the three and six months ended July 2, 2021, respectively. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

10. Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company utilizes interest rate swaps to limit its exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments based on the one-month London Interbank Offered Rate ("LIBOR") or SOFR over the lives of the agreements without an exchange of the underlying principal amounts.
As of July 1, 2022 and December 31, 2021, the Company had the following interest rate swap contracts:

			July 1, 2022	December 31, 2021
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$233	$276
July 2, 2021	April 5, 2022	$200,000	11,263	3,583
April 5, 2022	April 5, 2027	$100,000	1,018	—
Total			$12,514	$3,859
On June 11, 2021, the Company terminated its existing swap agreement (the "2020 Swap Agreement") and entered into an interest rate swap agreement (the "2021 Swap Agreement") with a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the "2022 Swap Agreement") with a notional amount of $100,000. The terminated 2020 and 2021 Swap Agreements resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that will continue to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The 2022 Swap Agreement has a maturity date of April 5, 2027 and is indexed to a three-month Term SOFR (as defined in the 2022 Swap Agreement). The 2022 Swap Agreement met the criteria for cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"), and will be recorded to other assets or other liabilities on the Condensed Consolidated Balance Sheet. Refer to Note 11 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Condensed Consolidated Statement of Income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income for the three and six months ended July 1, 2022 were a gain of $922 and $6,732, respectively; and for the three and six months ended July 2, 2021 were a loss of $525 and a gain of $1,620, respectively.
Over the next twelve months, the Company expects to recognize $4,252 of the $12,514 of unrealized gains included in accumulated other comprehensive income related to the interest rate swap contracts.

11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	July 1, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$1,018	$—	$1,018	$—	$3,583	$—	$3,583
Total assets measured at fair value	$—	$1,018	$—	$1,018	$—	$3,583	$—	$3,583
Liabilities:
Prior Credit Facility	$—	$—	$—	$—	$—	$378,453	$—	$378,453
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$378,453	$—	$378,453
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six month period ended July 1, 2022.
As of December 31, 2021, the carrying amount of the principal under the Company’s Prior Credit Facility approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio. The Prior Credit Facility was terminated on April 5, 2022 and replaced with the revolving 2022 Credit Facility.
On June 11, 2021, the Company entered into the 2021 Swap Agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into the 2022 Swap Agreement. Refer to Note 10 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, an interest rate swap contract is recognized as an asset or liability on the Condensed Consolidated Balance Sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying Condensed Consolidated Statements of Income:

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of sales	$231	$190	$409	$311
Sales and marketing	227	213	453	365
Research and development	262	238	490	425
General and administrative	3,341	2,733	5,738	4,767
Total	$4,061	$3,374	$7,090	$5,868
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan is included in Accrued Expenses on the Condensed Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the six months ended July 2, 2021 upon the issuance of the underlying restricted stock units ("RSUs").
The following table summarizes the activity for the Company's unvested RSUs for the six months ended July 1, 2022:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2021	338	$76.30
Granted	141	$95.24
Canceled	(9)	$83.56
Vested	(154)	$72.81
Unvested at July 1, 2022	316	$86.24
As of July 1, 2022, the Company had approximately $24,281 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.23 years.
During the six months ended July 1, 2022, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The Company considered it probable that the performance goals would be achieved, therefore the fair value of PSUs is calculated based on the stock price on the date of grant.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The following table summarizes the activity for the Company's unvested PSUs for the six months ended July 1, 2022:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2021	29	$141.46
Granted	37	$120.90
Unvested at July 1, 2022	66	$129.94
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $11,191 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.02 years.
For the six months ended July 1, 2022, the Company had 152 unvested RSUs and PSUs outstanding which were excluded from the calculation of dilutive earnings per share because the effect would be anti-dilutive.
During the six months ended July 1, 2022, 33 shares of common stock were issued due to the exercise of stock options. As of July 1, 2022, stock-based compensation expense related to stock options has been fully recognized and there are no outstanding options to purchase common stock.

13. Income Taxes

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Provision for income taxes	$12,464	$6,767	$14,900	$10,774
Effective tax rates	18.9%	13.3%	12.8%	11.6%
For the three months ended July 1, 2022, the difference between the Company's effective tax rate of 18.9% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefits related to stock-based compensation. The benefits were partially offset by withholding and state taxes. For the six months ended July 1, 2022, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from the impact of the recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022 and from a lower tax rate on foreign derived intangible income. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
14. Related Party Transactions
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $339 and $620 of parts and vehicles and sold approximately $253 and $710 of upfit packages to the dealership during the three and six months ended July 1, 2022, respectively. The Company purchased approximately $262 and $464 of parts and vehicles and sold approximately $130 and $250 of upfit packages to the dealership during the three and six months ended July 2, 2021, respectively. The Company had $37 and $40 in accounts payable and accounts receivable as of July 1, 2022, respectively, and $143 and $8 in accounts payable and accounts receivable as of July 2, 2021, respectively, related to this dealership.
On July 22, 2020, the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion will be settled in quarterly installment payments through July 2022. Refer to Note 9 - Commitments and Contingencies for additional details of this agreement.

15. Acquisitions
On May 21, 2021, the Company, through its wholly owned subsidiary, Fox Factory Australia Pty Ltd., acquired substantially all the assets of Sola Sport Pty Ltd. for $486. The acquisition was not material to the Company's financial statements.
On May 25, 2021, the Company, through its wholly owned subsidiary, SCA Performance, Inc., acquired 100% of the issued and outstanding stock of Manifest Joy LLC, d/b/a Outside Van ("Outside Van") a custom van conversion company. The total purchase price of $15,275, net of cash acquired, was allocated to the net liabilities assumed of $1,057, identifiable intangible assets of $5,560 and goodwill acquired of $10,772, based on their respective fair values as of May 25, 2021, with the excess purchase price allocated to goodwill. The Company will amortize the acquired customer relationship and trade name assets over their expected useful lives of one and ten years, respectively. This purchase was accounted for as a business combination and was not material to the Company's financial statements.
On December 30, 2021, the Company, through its wholly owned subsidiary, Shock Therapy Suspension, Inc., acquired substantially all the assets of Shock Therapy LLC ("STS"), for $36,834, net of cash acquired. STS is a premier suspension tuning company in the off-road industry, with headquarters in Phoenix, Arizona. The purchase price of STS is allocated to the net assets assumed of $5,244, identifiable intangible assets of $7,086 and goodwill acquired of $24,504, based on their respective fair values as of December 30, 2021, with the excess purchase price allocated to goodwill. The Company will amortize the acquired non-compete and trade name assets over their expected useful lives of five and ten years, respectively. The acquired goodwill represents the value of combining operations of STS and the company and is expected to be deductible for tax purposes. This purchase was accounted for as a business combination and was not material to the Company's financial statements.

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
•changes in general economic conditions, including market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the Russian invasion of Ukraine or due to growing inflation or higher interest rates;
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$406,705	$328,164	$784,682	$609,300
Cost of sales	263,761	217,076	521,478	400,288
Gross profit	142,944	111,088	263,204	209,012
Operating expenses:
Sales and marketing	24,175	17,840	46,764	34,698
Research and development	14,214	11,216	26,856	21,092
General and administrative	28,444	24,226	54,011	44,595
Amortization of purchased intangibles	5,636	5,083	10,943	10,048
Total operating expenses	72,469	58,365	138,574	110,433
Income from operations	70,475	52,723	124,630	98,579
Interest and other expense, net:
Interest expense	1,697	1,598	3,674	4,502
Other expense, net	2,816	83	4,508	1,042
Interest and other expense, net	4,513	1,681	8,182	5,544
Income before income taxes	65,962	51,042	116,448	93,035
Provision for income taxes	12,464	6,767	14,900	10,774
Net income	$53,498	$44,275	$101,548	$82,261

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	66.1	66.5	65.7
Gross profit	35.1	33.9	33.5	34.3
Operating expenses:
Sales and marketing	5.9	5.4	6.0	5.7
Research and development	3.5	3.4	3.4	3.5
General and administrative	7.0	7.4	6.9	7.3
Amortization of purchased intangibles	1.4	1.5	1.4	1.6
Total operating expenses	17.8	17.8	17.7	18.1
Income from operations	17.3	16.1	15.9	16.2
Interest and other expense, net:
Interest expense	0.4	0.5	0.5	0.7
Other expense, net	0.7	—	0.6	0.2
Interest and other expense, net	1.1	0.5	1.0	0.9
Income before income taxes	16.2	15.6	14.8	15.3
Provision for income taxes	3.1	2.1	1.9	1.8
Net income	13.2%	13.5%	12.9%	13.5%
*Percentages may not foot due to rounding.

Three months ended July 1, 2022 compared to three months ended July 2, 2021
Sales

	For the three months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Powered Vehicle products	$229.0	$189.5	$39.5	20.9%
Specialty Sports products	177.7	138.7	39.0	28.1
Total sales	$406.7	$328.2	$78.5	23.9%
Total sales for the three months ended July 1, 2022 increased approximately $78.5 million, or 23.9%, compared to the three months ended July 2, 2021. Specialty Sports product sales increased by $39.0 million, or 28.1%, due to continued strong demand in the OEM channel. Powered Vehicle product sales increased by $39.5 million, or 20.9%, due to strong performance in our upfitting product lines.
Cost of sales

	For the three months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Cost of sales	$263.8	$217.1	$46.7	21.5%
Cost of sales for the three months ended July 1, 2022 increased approximately $46.7 million, or 21.5%, compared to the three months ended July 2, 2021. The increase in cost of sales was primarily due to the 23.9% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended July 1, 2022, our gross margin increased 120 basis points to 35.1% compared to 33.9% for the three months ended July 2, 2021. The increase in gross margin was primarily due to favorable product mix and improved factory efficiencies.
Operating expenses

	For the three months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$24.2	$17.8	$6.4	36.0%
Research and development	14.2	11.2	3.0	26.8
General and administrative	28.4	24.3	4.1	16.9
Amortization of purchased intangibles	5.6	5.1	0.5	9.8
Total operating expenses	$72.5	$58.4	$14.1	24.1%
Total operating expenses for the three months ended July 1, 2022 were $72.5 million compared to $58.4 million for the three months ended July 2, 2021. The increase in operating expenses is primarily due to higher employee related costs, higher insurance and facility-related expenses, and higher commission costs.
Within operating expenses, sales and marketing expenses increased approximately $6.4 million primarily due to higher commissions of $2.4 million and higher employee related costs of $1.7 million. Research and development costs increased approximately $3.0 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $4.1 million due to higher employee related costs of $2.9 million, as well as increases in insurance and other facilities-related expenses.

Income from operations

	For the three months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Income from operations	$70.5	$52.7	$17.8	33.8%
As a result of the factors discussed above, income from operations for the three months ended July 1, 2022 increased approximately $17.8 million, or 33.8%, compared to income from operations for the three months ended July 2, 2021.
Interest and other expense, net

	For the three months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$1.7	$1.6	$0.1	6.3%
Other expense, net	2.8	0.1	2.7	2,700.0%
Interest and other expense, net	$4.5	$1.7	$2.8	164.7%
Interest and other expense, net for the three months ended July 1, 2022 increased by $2.8 million to $4.5 million compared to $1.7 million for the three months ended July 2, 2021. The increase in other expense, net is primarily due to $1.9 million of unamortized loan fees that were written off in the second quarter of fiscal year 2022 upon the refinancing of our Prior Credit Facility, as well as losses on foreign currency translation.
Income taxes

	For the three months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Provision for income taxes	$12.5	$6.8	$5.7	83.8%
The effective tax rates were 18.9% and 13.3% for the three month periods ended July 1, 2022 and July 2, 2021, respectively.
For the three months ended July 1, 2022, the difference between the Company's effective tax rate of 18.9% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefits related to stock-based compensation. The benefits were partially offset by withholding and state taxes.
For the three months ended July 2, 2021, the difference between our effective tax rate of 13.3% and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation and a lower tax rate on foreign derived intangible income. These benefits were partially offset by state taxes, an increase in the valuation allowance for foreign tax credits and non-deductible expenses.
Net income

	For the three months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Net income	$53.5	$44.3	$9.2	20.8%
As a result of the factors described above, our net income increased $9.2 million, or 20.8%, to $53.5 million in the three months ended July 1, 2022 from $44.3 million for the three months ended July 2, 2021.

Six months ended July 1, 2022 compared to six months ended July 2, 2021
Sales

	For the six months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Powered Vehicle products	$437.1	$352.2	$84.9	24.1%
Specialty Sports products	347.6	257.1	90.5	35.2
Total sales	$784.7	$609.3	$175.4	28.7%
Total sales for the six months ended July 1, 2022 increased approximately $175.4 million, or 28.7%, compared to the six months ended July 2, 2021. Specialty Sports product sales increased by $90.5 million, or 35.2%, due to continued strong demand in the OEM channel. Powered Vehicle product sales increased by $84.9 million, or 24.1%, due to strong performance in our upfitting product lines.
Cost of sales

	For the six months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Cost of sales	$521.5	$400.3	$121.2	30.3%
Cost of sales for the six months ended July 1, 2022 increased approximately $121.2 million, or 30.3%, compared to the six months ended July 2, 2021. The increase in cost of sales was primarily due to the 28.7% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the six months ended July 1, 2022, our gross margin decreased 80 basis points to 33.5% compared to 34.3% for the six months ended July 2, 2021. The decrease in gross margin was primarily driven by continued increases in supply chain related costs, including increased prices for raw materials and freight. Additionally, the completion of the planned shutdown of our Watsonville, California facility and transition of those production lines resulted in inefficiencies as we ramp up our Gainesville, Georgia facility.
Operating expenses

	For the six months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$46.8	$34.7	$12.1	34.9%
Research and development	26.9	21.1	5.8	27.5
General and administrative	54.0	44.6	9.4	21.1
Amortization of purchased intangibles	10.9	10.0	0.9	9.0
Total operating expenses	$138.6	$110.4	$28.2	25.5%
Total operating expenses for the six months ended July 1, 2022 were $138.6 million compared to $110.4 million for the six months ended July 2, 2021. The increase in operating expenses is primarily due to higher employee related costs and insurance and facility related expenses, partially offset by lower acquisition-related compensation.

Within operating expenses, sales and marketing expenses increased approximately $12.1 million primarily due to higher commissions of $5.0 million, employee related costs of $3.8 million, and marketing related expenses of $2.9 million. Research and development costs increased approximately $5.8 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $9.4 million due to higher employee related costs of $4.4 million and higher insurance and facility related costs of $6.2 million, which were partially offset by lower acquisition related compensation and other related costs.
Income from operations

	For the six months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Income from operations	$124.6	$98.6	$26.0	26.4%
As a result of the factors discussed above, income from operations for the six months ended July 1, 2022 increased approximately $26.0 million, or 26.4%, compared to income from operations for the six months ended July 2, 2021.
Interest and other expense, net

	For the six months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$3.7	$4.5	$(0.8)	(17.8)%
Other expense, net	4.5	1.0	3.5	350.0%
Interest and other expense, net	$8.2	$5.5	$2.7	49.1%
Interest and other expense, net for the six months ended July 1, 2022 increased by $2.7 million to $8.2 million compared to $5.5 million for the six months ended July 2, 2021. The increase in other expense, net is primarily due to $1.9 million of unamortized loan fees that were written off in the second quarter of fiscal year 2022 upon the refinancing of our Prior Credit Facility, as well as losses on foreign currency translation.
Income taxes

	For the six months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Provision for income taxes	$14.9	$10.8	$4.1	38.0%
The effective tax rates were 12.8% and 11.6% for the six month periods ended July 1, 2022 and July 2, 2021, respectively.
For the six months ended July 1, 2022, the difference between the Company's effective tax rate of 12.8% and the 21% federal statutory rate resulted primarily from the impact of the recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022 and from a lower tax rate on foreign derived intangible income. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
For the six months ended July 2, 2021, the difference between our effective tax rate of 11.6% and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation, a lower tax rate on foreign derived intangible income and a benefit resulting from the conclusion of an audit. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses.

Net income

	For the six months ended
(in millions)	July 1, 2022	July 2, 2021	Change ($)	Change (%)
Net income	$101.5	$82.3	$19.2	23.3%
As a result of the factors described above, our net income increased $19.2 million, or 23.3%, to $101.5 million in the six months ended July 1, 2022 from $82.3 million for the six months ended July 2, 2021.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our Prior Credit Facility and our 2022 Credit Facility, and the issuance of common stock. These sources of liquidity may be impacted by various factors, including demand for our products, impacts of the COVID-19 pandemic, investments made by us in acquired businesses, our plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology.
As of July 1, 2022, we held $31.8 million of our $108.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities is shown in the following table:

	For the six months ended
(in thousands)	July 1, 2022	July 2, 2021
Net cash (used in) provided by operating activities	$(85,400)	$81,366
Net cash used in investing activities	(19,912)	(43,273)
Net cash provided by (used in) financing activities	32,220	(9,292)
Effect of exchange rate changes on cash and cash equivalents	2,043	411
Change in cash and cash equivalents	$(71,049)	$29,212
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
Cash used in or provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, the write off of unamortized loan origination fees, amortization of loan fees, amortization of swap settlements, changes in the fair value of interest rate swaps, changes in deferred income taxes and uncertain tax positions and net cash invested in working capital.
In the six months ended July 1, 2022, net cash used in operating activities was $85.4 million and consisted of net income of $101.5 million, plus non-cash items totaling $21.8 million, offset by changes in operating assets and liabilities totaling $208.7 million. Non-cash items and other adjustments consisted of depreciation and amortization of $24.5 million, stock-based compensation of $7.1 million, the write off of unamortized loan origination fees of $1.9 million, the amortization of loan fees of $0.6 million, partially offset by a $9.3 million change in deferred taxes, changes in interest rate swap fair value of $1.9 million, and the amortization of swap settlements of $1.1 million.

Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $146.2 million, inventory of $74.8 million, accounts receivable of $57.4 million, and decreases in income taxes of $5.1 million, partially offset by an increase in accounts payable of $68.7 million and accrued expenses of $6.1 million. The change in prepaids and other assets is due to increased chassis deposits to secure supply for our upfitting business for the remainder of the year. The change in inventory is due to several factors, including receipt of long lead time items that had been delayed, higher levels of safety stock to mitigate uncertainty and the result of normal growth to meet anticipated demand. The changes in accounts receivable and accounts payable reflect business growth and the timing of vendor payments. The change in income taxes and accrued expenses is due to normal business growth and the timing of vendor and tax payments.
In the six months ended July 2, 2021, net cash provided by operating activities was $81.4 million and consisted of net income of $82.3 million, plus non-cash items totaling $27.0 million, offset by changes in operating assets and liabilities totaling $27.9 million. Non-cash items and other adjustments consisted of depreciation and amortization of $21.4 million, stock-based compensation of $5.9 million, and amortization of loan fees of $0.8 million, offset by a $0.6 million change in deferred taxes and uncertain tax positions and changes in interest rate swap fair value of $0.5 million. Our investment in operating assets and liabilities is a result of increased inventory of $79.2 million, accounts receivable of $28.3 million, and prepaids and other current assets of $0.8 million, partially offset by increases in accounts payable of $63.5 million, accrued expenses of $14.6 million, and income taxes of $2.3 million. The change in inventory is primarily due to additional raw materials purchases to mitigate risks associated with supply chain uncertainty. The changes in accounts receivable and accounts payable reflect normal business growth. The changes in accrued expenses and income taxes are primarily attributable to the timing of rebate payments and the timing of tax payments, respectively.
Investing activities
Cash used in investing activities primarily relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment.
In the six months ended July 1, 2022 and July 2, 2021, net cash used in investing activities consisted of $19.9 million and $43.3 million, respectively. Investing activities for the six months ended July 1, 2022 consisted of $19.9 million of property and equipment additions. Investing activities for the six months ended July 2, 2021 consisted of of $27.6 million of property and equipment additions and $15.6 million of cash consideration for our purchases of Outside Van and Sola Sport Pty Ltd.
Financing activities
Cash provided by or used in financing activities primarily relate to various forms of debt and equity instruments used to finance our business.
In the six months ended July 1, 2022, net cash provided by financing activities was $32.3 million, and consisted of net proceeds from our 2022 Credit Facility of $582.4 million, which was used to refinance our Prior Credit Facility, and proceeds from the termination of our 2021 Swap Agreement of $12.3 million. These changes were partially offset by the repayment of our term debt upon the refinancing of our Prior Credit Facility of $382.5 million, payments made on our line of credit of $174.3 million, payments of $3.8 million to repurchase shares of our common stock, net of proceeds from our stock-based compensation program, and $1.8 million in installment payments related to the purchase of the Tuscany non-controlling interest.
In the six months ended July 2, 2021, net cash used in financing activities was $9.3 million, which consisted of payments of $5.0 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, payments on our term debt of $5.0 million, and $2.8 million in installment payments related to the purchase of the Tuscany non-controlling interest. These outflows were partially offset by net proceeds of $3.2 million from our line of credit and $0.3 million in proceeds received from the termination of our 2020 Swap Agreement.
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, and June 11, 2021 (as amended, the "Prior Credit Facility"). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan was subject to quarterly amortization payments.

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
The Company paid $2.0 million in debt issuance costs in connection with the 2022 Credit Facility, which were allocated to the line of credit and amortized on a straight-line basis over the term of the facility. Additionally, the Company had $4.5 million of remaining unamortized debt issuance costs related to the Prior Credit Facility. The Company expensed $1.9 million of the remaining unamortized debt issuance costs and allocated $2.5 million to the 2022 Credit Facility.
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At July 1, 2022, the one-month SOFR and three-month SOFR rates were 1.11% and 0.71%, respectively. At July 1, 2022, our weighted-average interest rate on outstanding borrowing was 2.54%. The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 1, 2022.

Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2022. Based on the evaluation of our disclosure controls and procedures as of July 1, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•the impact of the risks associated with international geopolitical conflicts, including escalating tensions between Taiwan and China, and the Russian invasion of Ukraine on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations;
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
•product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future could have, a material adverse impact on our business;
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
•because of the current inflation affecting the economy and the Federal Reserve's interest rate increases in response, we may be harmed in the future;
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

The impact of the risks associated with international geopolitical conflicts, including escalating tensions between Taiwan and China, and the Russian invasion of Ukraine on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations.
In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. Since our bike suspension manufacturing occurs in Taiwan, our business, our operations and our supply chain could be materially and adversely impacted by political, economic or other actions from China, or changes in China-Taiwan relations that impact Taiwan and its economy. In addition, we continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent that increased political tensions between China and Taiwan or the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.
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
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the U.S. and countries in Europe. These areas have historically experienced recessions, disruptions in banking and/or financial systems, economic weakness and uncertainty, and there appears to be an increasing risk of recessions or inflationary economic impacts primarily due to the global COVID-19 pandemic, the Russian invasion of Ukraine, escalating energy costs, global supply chain disruptions, rising interest rates and other economic changes. In addition, our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, gas prices, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
•product recalls;
•high-profile component failures (such as a component failure during a race on a mountain bike ridden by one of our sponsored athletes);
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
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are up-fitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA Performance, Tuscany, and Outside Van, a growing portion of our sales are expected to be generated from providing up-fitting solutions. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
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
We completed the construction of the Gainesville Facility in Hall County Georgia, in the fourth quarter of 2021 to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is being used for manufacturing, warehousing, distribution and office space. In the first quarter of 2022, we completed the transition of our Watsonville, California facility and relocation of our powered vehicles suspension manufacturing to the Gainesville Facility. As a result, we have incurred, and may continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Unforeseen difficulties in future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. U.S. government policy, including any additional interest rate increases by the Federal Reserve, may impact the exchange rate between the U.S. dollar and foreign currencies. We sell our products inside and outside of the U.S. primarily in U.S. Dollars and New Taiwan Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive, and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations.
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
•political, economic, or other actions from China or changes in China-Taiwan relations could impact Taiwan and its economy, and may adversely affect our operations in Taiwan, our customers, and our supply chain;
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
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, local and international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce;
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
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect the image of our brands' image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of July 1, 2022, we employed approximately 4,200 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
We do not control our suppliers, OEMs, other customers or partners, or their labor, environmental or other practices. A violation of labor, environmental, intellectual property or other laws by our suppliers, OEMs, other customers or partners, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or partners if these violations or failures were to occur. We do not inspect or audit compliance of our suppliers, OEMs, customers or partners with these laws or practices, and we do not require our suppliers, OEMs, customers or partners to comply with a formal code of conduct. Any conduct or actions that our suppliers take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.
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
In 2015, we began the process of implementing a global enterprise resource planning system ("ERP"). The pilot phase of the new ERP was completed in fiscal year 2016, and additional phases were completed in 2018 through 2021. The implementation is substantially complete. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Similarly, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and affords consumers new rights with respect to their data. It also provides a new private right of action for data breaches. The CCPA has been amended several times, including by the California Privacy Rights Act ("CPRA"), a California ballot initiative that passed in November 2020, and takes effect in most material aspects starting on January 1, 2023, which, among other things, significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Failure to meet GDPR, CCPA and CPRA requirements could result in financial penalties. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as other states across the country are considering and proposing similar laws, and states like Virginia and Colorado have recently enacted CCPA-like laws to provide their respective residents with similar rights. Privacy laws, both domestically and internationally, are changing rapidly, including a discussion in Congress of a new federal data protection and privacy law, all of which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and result in increased compliance costs and/or changes in business marketing practices and policies.
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

Because of the current inflation affecting the economy and the Federal Reserve's interest rate increases in response, we may be harmed in the future.
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. Specifically, the Federal Reserve increased benchmark interest rates in March 2022 and June 2022 and has indicated its intention to continue to raise benchmark interest rates throughout 2022 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. The raw materials and other supplies we use to produce our products have experienced increasing prices during recent periods as a result of inflation. In response, we have increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, as the Federal Reserve begins to increase interest rates, the result could be a recession which would slow demand for our products and hinder our sales growth, or cause sales to decline in future periods. As of the date of this Quarterly Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve's responses thereto will be, its duration or the ultimate impact on us.
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
As of July 1, 2022, we had $410.0 million of indebtedness, and $225.0 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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
The Federal Reserve increased benchmark interest rates in March 2022 and June 2022 and has indicated its intention to continue to raise benchmark interest rates throughout 2022 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the interest rate swap entered into in April 2022, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 10- Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of July 1, 2022, we had $410.0 million of indebtedness outstanding under the 2022 Credit Facility. Based on the $310.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of July 1, 2022, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.8 million increase or decrease in interest expense for the three months ended July 1, 2022, respectively.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our 2022 Swap Agreement. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline.
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
Moreover, certain of our product offerings require us to comply with the rules and regulations of various standards of standard-setting organizations, such as the CPSC, the NHTSA, and the European Committee for Standardization. Failure to comply with the requirements of such organizations could result in the loss of certain customer contracts, fines and penalties, or both, which could have an adverse effect on our business, financial condition or results of operations.

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
The issuance of additional shares of our common stock, such as the follow-on offering of approximately 2.8 million shares of common stock that we completed in June 2020, could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock.
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,262,731 of which shares were outstanding as of July 1, 2022. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
After our IPO in 2013 and, more recently, in May 2022, we filed registration statements under the Securities Act to register shares of our common stock that we may issue under our equity plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended July 1, 2022:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
4/2-5/6	29,089	$85.13
5/7-6/3	—	$—
6/4-7/1	8,082	$83.50
Total	37,171	$84.68

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
10.1	Credit Agreement, dated April 5, 2022, among Fox Factory Holding Corp., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer, and a group of lenders party thereto.	8-K	001-36040	April 5, 2022
10.2†	Fox Factory Holding Corp. 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
10.3†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2022 Omnibus Plan (U.S.)	8-K	001-36040	May 6, 2022
10.4†	Form of Employee Restricted Stock Unit Award Agreement under 2022 Omnibus Plan (U.S.)	8-K	001-36040	May 6, 2022
10.5†	Form of Performance Share Unit Award Agreement under 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
August 4, 2022		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)