Form 10-Q
period 2022-09-30
FOX FACTORY HOLDING CORP
filed 2022-11-03
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, there were 42,267,463 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$153,137	$179,686
Accounts receivable (net of allowances of $455 and $410 at September 30, 2022 and December 31, 2021, respectively)	194,422	142,040
Inventory	354,223	279,837
Prepaids and other current assets	175,360	123,107
Total current assets	877,142	724,670
Property, plant and equipment, net	199,568	192,003
Lease right-of-use assets	41,524	38,752
Deferred tax assets	44,378	34,998
Goodwill	323,931	323,299
Intangibles, net	180,800	197,021
Other assets	10,522	4,986
Total assets	$1,677,865	$1,515,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131,659	$99,984
Accrued expenses	133,432	112,378
Current portion of long-term debt	—	17,500
Total current liabilities	265,091	229,862
Line of credit	325,000	—
Long-term debt, less current portion	—	360,953
Other liabilities	32,640	30,832
Total liabilities	622,731	621,647
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,157 shares issued and 42,267 outstanding as of September 30, 2022; 43,010 shares issued and 42,120 outstanding as of December 31, 2021	42	42
Additional paid-in capital	351,403	344,119
Treasury stock, at cost; 890 common shares as of September 30, 2022 and December 31, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	6,325	4,876
Retained earnings	711,118	558,799
Total stockholders’ equity	1,055,134	894,082
Total liabilities and stockholders’ equity	$1,677,865	$1,515,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Sales	$409,168	$347,435	$1,193,850	$956,735
Cost of sales	271,901	231,417	793,379	631,705
Gross profit	137,267	116,018	400,471	325,030
Operating expenses:
Sales and marketing	23,508	17,517	70,272	52,215
Research and development	13,955	12,318	40,811	33,410
General and administrative	29,171	25,614	83,182	70,209
Amortization of purchased intangibles	5,271	5,320	16,214	15,368
Total operating expenses	71,905	60,769	210,479	171,202
Income from operations	65,362	55,249	189,992	153,828
Interest and other (income) expense, net:
Interest expense	2,667	1,849	6,341	6,351
Other (income) expense, net	(1,441)	(187)	3,067	855
Interest and other (income) expense, net	1,226	1,662	9,408	7,206
Income before income taxes	64,136	53,587	180,584	146,622
Provision for income taxes	13,365	9,764	28,265	20,538
Net income	$50,771	$43,823	$152,319	$126,084
Earnings per share:
Basic	$1.20	$1.04	$3.61	$3.00
Diluted	$1.20	$1.03	$3.59	$2.98
Weighted-average shares used to compute earnings per share:
Basic	42,281	42,097	42,215	41,992
Diluted	42,387	42,363	42,374	42,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Net income	$50,771	$43,823	$152,319	$126,084
Other comprehensive (loss) income
Interest rate swap, net of tax effects	2,563	(45)	9,296	1,575
Foreign currency translation adjustments, net of tax effects	(4,091)	(556)	(7,847)	(424)
Other comprehensive (loss) income	(1,528)	(601)	1,449	1,151
Comprehensive income	$49,243	$43,222	$153,768	$127,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	162	—	—	—	598	—	—	598
Stock-based compensation expense	—	—	—	—	2,915	—	—	2,915
Other comprehensive income	—	—	—	—	—	1,621		1,621
Net income	—	—	—	—	—	—	37,986	37,986
Balance - April 2, 2021	42,854	$42	890	$(13,754)	$340,347	$2,689	$432,967	$762,291
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	118	—	—	—	(5,702)	—	—	(5,702)
Stock-based compensation expense	—	—	—	—	3,374	—	—	3,374
Other comprehensive income	—	—	—	—	—	131	—	131
Net income	—	—	—	—	—	—	44,275	44,275
Balance - July 2, 2021	42,972	$42	890	$(13,754)	$338,019	$2,820	$477,242	$804,369
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	22	—	—	—	(1,537)	—	—	(1,537)
Stock-based compensation expense	—	—	—	—	3,986	—	—	3,986
Other comprehensive loss	—	—	—	—	—	(601)	—	(601)
Net income	—	—	—	—	—	—	43,823	43,823
Balance - October 1, 2021	42,994	$42	890	$(13,754)	$340,468	$2,219	$521,065	$850,040
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	29	—	—	—	(820)	—	—	(820)
Stock-based compensation expense	—	—	—	—	3,029	—	—	3,029
Other comprehensive income	—	—	—	—	—	4,743	—	4,743
Net income	—	—	—	—	—	—	48,050	48,050
Balance - April 1, 2022	43,039	$42	890	$(13,754)	$346,328	$9,619	$606,849	$949,084
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	114	—	—	—	(2,950)	—	—	(2,950)
Stock-based compensation expense	—	—	—	—	4,061	—	—	4,061
Other comprehensive loss	—	—	—	—	—	(1,766)	—	(1,766)
Net income	—	—	—	—	—	—	53,498	53,498
Balance - July 1, 2022	43,153	$42	890	$(13,754)	$347,439	$7,853	$660,347	$1,001,927
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	4	—	—	—	(325)	—	—	(325)
Stock-based compensation expense	—	—	—	—	4,289	—	—	4,289
Other comprehensive loss	—	—	—	—	—	(1,528)	—	(1,528)
Net income	—	—	—	—	—	—	50,771	50,771
Balance - September 30, 2022	43,157	$42	890	$(13,754)	$351,403	$6,325	$711,118	$1,055,134
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30, 2022	October 1, 2021
OPERATING ACTIVITIES:
Net income	$152,319	$126,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,813	31,906
Stock-based compensation	11,379	9,854
Write off of unamortized loan origination fees	1,927	—
Amortization of loan fees	860	1,227
Amortization of deferred gains on prior swap agreements	(2,113)	(27)
(Gain) loss on disposal of property and equipment	(1,845)	414
Deferred taxes and uncertain tax positions	(12,515)	(1,218)
Changes in operating assets and liabilities:
Accounts receivable	(59,976)	(37,867)
Inventory	(84,834)	(116,791)
Income taxes	4,171	8,257
Prepaids and other assets	(55,000)	35,170
Accounts payable	43,439	66,099
Accrued expenses and other liabilities	22,410	25,875
Net cash provided by operating activities	57,035	148,983
INVESTING ACTIVITIES:
Purchases of property and equipment	(35,559)	(39,983)
Acquisition of businesses, net of cash acquired	—	(15,625)
Proceeds from sale of property and equipment	3,180	49
Net cash used in investing activities	(32,379)	(55,559)
FINANCING ACTIVITIES:
Proceeds from line of credit, net of origination fees of $1,980	582,356	17,093
Payments on line of credit	(259,336)	(17,093)
Repayment of term debt upon refinancing of Prior Credit Facility	(382,500)	(10,000)
Proceeds from termination of swap agreement	12,270	324
Installment on purchase of non-controlling interest	(2,700)	(3,650)
Repurchases from stock compensation program, net	(4,094)	(6,641)
Net cash used in financing activities	(54,004)	(19,967)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,799	121
CHANGE IN CASH AND CASH EQUIVALENTS	(26,549)	73,578
CASH AND CASH EQUIVALENTS—Beginning of period	179,686	245,764
CASH AND CASH EQUIVALENTS—End of period	$153,137	$319,342
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	September 30, 2022	October 1, 2021
Cash paid during the period for:
Income taxes	$36,487	$13,899
Cash paid for interest, net of capitalized interest	$6,649	$5,184
Cash paid for amounts included in the measurement of lease liabilities	$7,807	$6,276
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$11,966	$14,276
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,698	$4,428
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
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2022 and 2021, the Company's fiscal year will end or has ended on December 30, 2022 and December 31, 2021, respectively. The twelve month periods ended December 30, 2022 and December 31, 2021, will include or have included 52 weeks. The three and nine month periods ended September 30, 2022 and October 1, 2021 each included 13 weeks and 39 weeks, respectively.
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
Reclassifications - We have reclassified certain prior period amounts within our condensed consolidated statement of cash flows for the nine months ended October 1, 2021 to conform to our current year presentation.
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
Recent Accounting Pronouncements - In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which helps simplify how entities account for income taxes by removing various exceptions related to the recognition of deferred tax liabilities and updating other tax computation requirements. This standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted ASU 2019-12 effective in the first quarter of fiscal year 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.
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
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company will adopt this guidance in the first quarter of 2023. This adoption is not expected to have a material impact on our financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
2. Revenues
The following table summarizes total sales by product category:

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Powered Vehicles	$235,196	$187,998	$672,335	$540,164
Specialty Sports	173,972	159,437	521,515	416,571
Total sales	$409,168	$347,435	$1,193,850	$956,735

The following table summarizes total sales by sales channel:

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
OEM	$238,078	$198,782	$662,453	$522,809
Aftermarket	171,090	148,653	531,397	433,926
Total sales	$409,168	$347,435	$1,193,850	$956,735

The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
North America	$255,424	$210,623	$746,566	$608,800
Asia	66,875	65,873	188,704	177,974
Europe	82,299	65,141	242,373	157,698
Rest of the world	4,570	5,798	16,207	12,263
Total sales	$409,168	$347,435	$1,193,850	$956,735
Remaining performance obligations represent the transaction price of contracts, generally considered to be the customer's purchase order, for which work has not been performed or has been partially performed. The Company has elected to exclude remaining performance obligations with an original expected duration of one year or less. Revenue expected to be recognized from remaining performance obligations as of September 30, 2022 for contracts with a duration of more than one year was approximately $743, all of which is expected to be recognized during fiscal years 2023 to 2025.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
3. Inventory
Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$250,029	$200,460
Work-in-process	12,192	7,539
Finished goods	92,002	71,838
Total inventory	$354,223	$279,837

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Prepaid chassis deposits	$145,482	$98,618
Advanced payments and prepaid contracts	15,085	14,024
Other current assets	14,793	10,465
Total	$175,360	$123,107

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Building and building improvements	$72,670	$72,088
Information systems, office equipment and furniture	24,561	20,988
Internal-use computer software	26,285	25,700
Land and land improvements	14,463	15,663
Leasehold improvements	18,219	22,835
Machinery and manufacturing equipment	117,365	106,628
Transportation equipment	12,260	7,372
Total	285,823	271,274
Less: accumulated depreciation and amortization	(86,255)	(79,271)
Property, plant and equipment, net	$199,568	$192,003
At the end of March 2022, the Company retired approximately $6,717 in assets that were fully depreciated in response to the shutdown of our Watsonville, California facility.
The Company’s long-lived assets by geographic location are as follows:

	September 30,	December 31,
	2022	2021
United States	$167,206	$161,451
International	32,362	30,552
Total long-lived assets	$199,568	$192,003

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from one to ten years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the leases within one year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 5.12 years and the weighted-average incremental borrowing rate was 2.15% as of September 30, 2022.
Operating lease costs consisted of the following:

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease cost	$2,689	$2,387	$8,344	$6,440
Other lease costs (1)	799	339	2,789	961
Total	$3,488	$2,726	$11,133	$7,401

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	September 30, 2022
Operating lease right-of-use assets	Lease right-of-use assets	$41,524
Current lease liabilities	Accrued expenses	$9,807
Non-current lease liabilities	Other liabilities	$30,727
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2022 (remaining three months)	$2,636
2023	10,452
2024	9,097
2025	6,859
2026	5,158
Thereafter	8,588
Total lease payments	42,790
Less: imputed interest	(2,256)
Present value of lease liabilities	40,534
Less: current portion	(9,807)
Lease liabilities less current portion	$30,727

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Payroll and related expenses	$35,953	$32,968
Current portion of lease liabilities	9,807	9,095
Warranty	16,241	15,510
Income tax payable	37,686	34,845
Accrued sales rebate	17,808	8,568
Current portion of non-controlling interest buyout liability	—	2,700
Other accrued expenses	15,937	8,692
Total	$133,432	$112,378
Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Beginning warranty liability	$16,088	$13,650	$15,510	$9,835
Charge to cost of sales	2,812	4,422	8,261	11,753
Fair value of warranty assumed in acquisition	—	—	—	150
Costs incurred	(2,659)	(2,523)	(7,530)	(6,189)
Ending warranty liability	$16,241	$15,549	$16,241	$15,549

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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At September 30, 2022, the one-month SOFR and three-month SOFR rates were 2.47% and 2.13%, respectively. At September 30, 2022, our weighted-average interest rate on outstanding borrowing was 3.72%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 30, 2022.
The following table summarizes the line of credit under the 2022 Credit Facility:

September 30,
2022
Amount outstanding	$325,000
Standby letters of credit	—
Available borrowing capacity	325,000
Total borrowing capacity	$650,000
Maturity date	April 5, 2027
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
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments beginning in July 2020 through July 2022, which amounted to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 and $2,700 during the three and nine months ended September 30, 2022 and $900 and $3,650 during the three and nine months ended October 1, 2021, respectively. The Company had no remaining liability as of September 30, 2022. The stock portion of 136 shares were released from escrow on a quarterly basis starting January 2021 through July 2022. The Company released 19 and 58 shares of stock during the three and nine months ended September 30, 2022 and 19 and 58 shares of stock during the three and nine months ended October 1, 2021, respectively. The Company had no remaining shares to be released as of September 30, 2022. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

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
As of September 30, 2022 and December 31, 2021, the Company had the following interest rate swap contracts:

			September 30, 2022	December 31, 2021
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$211	$276
July 2, 2021	April 5, 2022	$200,000	10,221	3,583
April 5, 2022	April 5, 2027	$100,000	5,396	—
Total			$15,828	$3,859

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
The 2022 Swap Agreement has a maturity date of April 5, 2027 and is indexed to a three-month Term SOFR (as defined in the 2022 Swap Agreement). The 2022 Swap Agreement met the criteria as a cash flow hedge under ASC 815, Derivatives and Hedging ("ASC 815"), and is recorded to other assets or other liabilities on the Condensed Consolidated Balance Sheets. Refer to Note 11 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Condensed Consolidated Statements of Income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2022 were a gain of $2,563 and $9,296, respectively; and for the three and nine months ended October 1, 2021 were a loss of $45 and a gain of $1,575, respectively.
Over the next twelve months, the Company expects to recognize $3,256 of the $15,828 of unrealized gains included in accumulated other comprehensive income related to the interest rate swap contracts.

11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$5,396	$—	$5,396	$—	$3,583	$—	$3,583
Total assets measured at fair value	$—	$5,396	$—	$5,396	$—	$3,583	$—	$3,583
Liabilities:
Prior Credit Facility	$—	$—	$—	$—	$—	$378,453	$—	$378,453
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$378,453	$—	$378,453
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine month period ended September 30, 2022.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying Condensed Consolidated Statements of Income:

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cost of sales	$292	$203	$701	$514
Sales and marketing	227	215	680	580
Research and development	215	244	705	669
General and administrative	3,555	3,324	9,293	8,091
Total	$4,289	$3,986	$11,379	$9,854
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan is included in accrued expenses on the Condensed Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the nine months ended October 1, 2021 upon the issuance of the underlying restricted stock units ("RSUs").
The following table summarizes the activity for the Company's unvested RSUs for the nine months ended September 30, 2022:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2021	338	$76.30
Granted	142	$95.33
Canceled	(16)	$78.24
Vested	(162)	$73.11
Unvested at September 30, 2022	302	$86.88
As of September 30, 2022, the Company had approximately $20,719 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.96 years.
During the nine months ended September 30, 2022, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The Company considered it probable that the performance goals would be achieved, therefore the fair value of PSUs is calculated based on the stock price on the date of grant.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The following table summarizes the activity for the Company's unvested PSUs for the nine months ended September 30, 2022:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2021	29	$141.46
Granted	37	$120.90
Canceled	(4)	$126.73
Unvested at September 30, 2022	62	$130.14
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $8,797 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.83 years.
For the nine months ended September 30, 2022, the Company had 153 unvested RSUs and PSUs outstanding which were excluded from the calculation of dilutive earnings per share because the effect would be anti-dilutive.
During the nine months ended September 30, 2022, 33 shares of common stock were issued due to the exercise of stock options. As of September 30, 2022, stock-based compensation expense related to stock options has been fully recognized and there are no outstanding options to purchase common stock.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
13. Income Taxes

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Provision for income taxes	$13,365	$9,764	$28,265	$20,538
Effective tax rates	20.8%	18.2%	15.7%	14.0%
For the three months ended September 30, 2022, the difference between the Company's effective tax rate of 20.8% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, partially offset by withholding and state taxes. For the nine months ended September 30, 2022, the difference between the Company's effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, and the impact of the recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
For the three months ended October 1, 2021, the difference between the Company's effective tax rate of 18.2% and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation and a lower tax rate on foreign derived intangible income. These benefits were partially offset by state taxes, an increase in the valuation allowance for foreign tax credits and non-deductible expenses. For the nine months ended October 1, 2021, the difference between the Company’s effective tax rate and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation, a lower tax rate on foreign derived intangible income and a benefit resulting from the conclusion of an audit. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on our current analysis and pending future guidance to be issued by the U.S. Treasury and Internal Revenue Service, we do not believe these provisions will have a material impact on our consolidated financial statements.

14. Related Party Transactions
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $469 and $1,089 of parts and vehicles and sold approximately $130 and $840 of upfit packages to the dealership during the three and nine months ended September 30, 2022, respectively. The Company purchased approximately $392 and $856 of parts and vehicles and sold approximately $217 and $467 of upfit packages to the dealership during the three and nine months ended October 1, 2021, respectively. The Company had $24 and $49 in accounts payable and accounts receivable as of September 30, 2022, respectively, and $123 and $57 in accounts payable and accounts receivable as of October 1, 2021, respectively, related to this dealership.
On July 22, 2020, the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments through July 2022. Refer to Note 9 - Commitments and Contingencies for additional details of this agreement.

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
On December 30, 2021, the Company, through its wholly owned subsidiary, Shock Therapy Suspension, Inc., acquired substantially all the assets of Shock Therapy LLC ("STS"), for $36,834, net of cash acquired. STS is a premier suspension tuning company in the off-road industry, with headquarters in Phoenix, Arizona. The purchase price of STS is allocated to the net assets assumed of $5,244, identifiable intangible assets of $7,086 and goodwill acquired of $24,504, based on their respective fair values as of December 30, 2021. The Company will amortize the acquired non-compete and trade name assets over their expected useful lives of five and ten years, respectively. The acquired goodwill represents the value of combining operations of STS and the company and is expected to be deductible for tax purposes. This purchase was accounted for as a business combination and was not material to the Company's financial statements.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$409,168	$347,435	$1,193,850	$956,735
Cost of sales	271,901	231,417	793,379	631,705
Gross profit	137,267	116,018	400,471	325,030
Operating expenses:
Sales and marketing	23,508	17,517	70,272	52,215
Research and development	13,955	12,318	40,811	33,410
General and administrative	29,171	25,614	83,182	70,209
Amortization of purchased intangibles	5,271	5,320	16,214	15,368
Total operating expenses	71,905	60,769	210,479	171,202
Income from operations	65,362	55,249	189,992	153,828
Interest and other expense, net:
Interest expense	2,667	1,849	6,341	6,351
Other (income) expense, net	(1,441)	(187)	3,067	855
Interest and other expense, net	1,226	1,662	9,408	7,206
Income before income taxes	64,136	53,587	180,584	146,622
Provision for income taxes	13,365	9,764	28,265	20,538
Net income	$50,771	$43,823	$152,319	$126,084

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended		For the nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5	66.6	66.5	66.0
Gross profit	33.5	33.4	33.5	34.0
Operating expenses:
Sales and marketing	5.7	5.0	5.9	5.5
Research and development	3.4	3.5	3.4	3.5
General and administrative	7.1	7.4	7.0	7.3
Amortization of purchased intangibles	1.3	1.5	1.4	1.6
Total operating expenses	17.6	17.5	17.6	17.9
Income from operations	16.0	15.9	15.9	16.1
Interest and other expense, net:
Interest expense	0.7	0.5	0.5	0.7
Other (income) expense, net	(0.4)	(0.1)	0.3	0.1
Interest and other expense, net	0.3	0.5	0.8	0.8
Income before income taxes	15.7	15.4	15.1	15.3
Provision for income taxes	3.3	2.8	2.4	2.1
Net income	12.4%	12.6%	12.8%	13.2%
*Percentages may not foot due to rounding.

Three months ended September 30, 2022 compared to three months ended October 1, 2021
Sales

	For the three months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Powered Vehicle products	$235.2	$188.0	$47.2	25.1%
Specialty Sports products	174.0	159.4	14.6	9.1
Total sales	$409.2	$347.4	$61.8	17.8%
Total sales for the three months ended September 30, 2022 increased approximately $61.8 million, or 17.8%, compared to the three months ended October 1, 2021. Powered Vehicle product sales increased by $47.2 million, or 25.1%, due to strong performance in our upfitting product lines and increased demand in the OEM channel. Specialty Sports product sales increased by $14.6 million, or 9.1%, driven by continued strong demand in the OEM channel.
Cost of sales

	For the three months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Cost of sales	$271.9	$231.4	$40.5	17.5%
Cost of sales for the three months ended September 30, 2022 increased approximately $40.5 million, or 17.5%, compared to the three months ended October 1, 2021. The increase in cost of sales was primarily due to the 17.8% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended September 30, 2022, our gross margin increased 10 basis points to 33.5% compared to 33.4% for the three months ended October 1, 2021. The increase in gross margin was primarily due to favorable product mix and improved factory efficiencies at our Gainesville, Georgia facility.
Operating expenses

	For the three months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$23.5	$17.5	$6.0	34.3%
Research and development	14.0	12.3	1.7	13.8
General and administrative	29.1	25.7	3.4	13.2
Amortization of purchased intangibles	5.3	5.3	—	—
Total operating expenses	$71.9	$60.8	$11.1	18.3%
Total operating expenses for the three months ended September 30, 2022 were $71.9 million compared to $60.8 million for the three months ended October 1, 2021. The increase in operating expenses is primarily due to higher employee related costs, insurance and facility-related expenses, commission costs and professional fees.
Within operating expenses, sales and marketing expenses increased approximately $6.0 million primarily due to higher commissions of $2.9 million and employee related costs of $1.6 million, as well as increases in various other costs. Research and development costs increased approximately $1.7 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $3.4 million due to higher employee related costs of $1.7 million, professional fees of $1.0 million, as well as increases in insurance and facility-related expenses of $0.7 million.

Income from operations

	For the three months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Income from operations	$65.4	$55.2	$10.2	18.5%
As a result of the factors discussed above, income from operations for the three months ended September 30, 2022 increased approximately $10.2 million, or 18.5%, compared to income from operations for the three months ended October 1, 2021.
Interest and other (income) expense, net

	For the three months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Interest and other (income) expense, net:
Interest expense	$2.7	$1.8	$0.9	50.0%
Other (income) expense, net	(1.4)	(0.2)	(1.2)	600.0%
Interest and other (income) expense, net	$1.3	$1.6	$(0.3)	(18.8)%
Interest and other (income) expense, net for the three months ended September 30, 2022 decreased by $0.3 million to $1.3 million compared to $1.6 million for the three months ended October 1, 2021. Other (income) expense, net increased $1.2 million primarily due to a gain from the sale of a land asset in the third quarter of 2022, partially offset by increased losses on foreign currency transactions. Interest expense increased by $0.9 million due to higher interest rates.
Income taxes

	For the three months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Provision for income taxes	$13.4	$9.8	$3.6	36.7%
The effective tax rates were 20.8% and 18.2% for the three month periods ended September 30, 2022 and October 1, 2021, respectively.
For the three months ended September 30, 2022, the difference between the Company's effective tax rate of 20.8% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, partially offset by withholding and state taxes.
For the three months ended October 1, 2021, the difference between our effective tax rate of 18.2% and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation and a lower tax rate on foreign derived intangible income. These benefits were partially offset by state taxes, an increase in the valuation allowance for foreign tax credits and non-deductible expenses.
Net income

	For the three months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Net income	$50.8	$43.8	$7.0	16.0%
As a result of the factors described above, our net income increased $7.0 million, or 16.0%, to $50.8 million in the three months ended September 30, 2022 from $43.8 million for the three months ended October 1, 2021.

Nine months ended September 30, 2022 compared to nine months ended October 1, 2021
Sales

	For the nine months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Powered Vehicle products	$672.3	$540.2	$132.1	24.5%
Specialty Sports products	521.5	416.6	104.9	25.2
Total sales	$1,193.8	$956.8	$237.0	24.8%
Total sales for the nine months ended September 30, 2022 increased approximately $237.0 million, or 24.8%, compared to the nine months ended October 1, 2021. Specialty Sports product sales increased by $104.9 million, or 25.2%, due to continued strong demand in the OEM channel. Powered Vehicle product sales increased by $132.1 million, or 24.5%, due to strong performance in our upfitting product lines and increased demand in the OEM channel.
Cost of sales

	For the nine months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Cost of sales	$793.4	$631.7	$161.7	25.6%
Cost of sales for the nine months ended September 30, 2022 increased approximately $161.7 million, or 25.6%, compared to the nine months ended October 1, 2021. The increase in cost of sales was primarily due to the 24.8% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the nine months ended September 30, 2022, our gross margin decreased 50 basis points to 33.5% compared to 34.0% for the nine months ended October 1, 2021. The decrease in gross margin was primarily driven by continued increases in supply chain related costs, including increased prices for raw materials. Additionally, the completion of the planned shutdown of our Watsonville, California facility and transition of those production lines resulted in inefficiencies as we ramp up our Gainesville, Georgia facility.
Operating expenses

	For the nine months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$70.3	$52.2	$18.1	34.7%
Research and development	40.8	33.4	7.4	22.2
General and administrative	83.2	70.2	13.0	18.5
Amortization of purchased intangibles	16.2	15.4	0.8	5.2
Total operating expenses	$210.5	$171.2	$39.3	23.0%
Total operating expenses for the nine months ended September 30, 2022 were $210.5 million compared to $171.2 million for the nine months ended October 1, 2021. The increase in operating expenses is primarily due to higher employee related costs, insurance and facility-related expenses and commissions costs, partially offset by lower acquisition related compensation.

Within operating expenses, sales and marketing expenses increased approximately $18.1 million primarily due to higher commissions of $7.9 million, employee related costs of $5.4 million, and marketing expenses of $4.2 million. Research and development costs increased approximately $7.4 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $13.0 million due to higher employee related costs of $5.2 million, insurance and facility-related costs of $4.3 million, and professional fees of $4.0 million, which were partially offset by lower acquisition related compensation and other related costs.
Income from operations

	For the nine months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Income from operations	$190.0	$153.8	$36.2	23.5%
As a result of the factors discussed above, income from operations for the nine months ended September 30, 2022 increased approximately $36.2 million, or 23.5%, compared to income from operations for the nine months ended October 1, 2021.
Interest and other (income) expense, net

	For the nine months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Interest and other (income) expense, net:
Interest expense	$6.3	$6.3	$—	—%
Other (income) expense, net	3.1	0.9	2.2	244.4%
Interest and other (income) expense, net	$9.4	$7.2	$2.2	30.6%
Interest and other expense, net for the nine months ended September 30, 2022 increased by $2.2 million to $9.4 million compared to $7.2 million for the nine months ended October 1, 2021. The increase in other expense, net is primarily due to $1.9 million of unamortized loan fees that were written off in the second quarter of fiscal year 2022, as well as losses on foreign currency transactions, partially offset by the sale of a land asset in the third quarter of 2022.
Income taxes

	For the nine months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Provision for income taxes	$28.3	$20.5	$7.8	38.0%
The effective tax rates were 15.7% and 14.0% for the nine month periods ended September 30, 2022 and October 1, 2021, respectively.
For the nine months ended September 30, 2022, the difference between the Company's effective tax rate of 15.7% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, and the impact of the recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
For the nine months ended October 1, 2021, the difference between our effective tax rate of 14.0% and the 21% federal statutory rate resulted primarily from excess benefits related to stock-based compensation, a lower tax rate on foreign derived intangible income and a benefit resulting from the conclusion of an audit. These benefits were partially offset by an increase in the valuation allowance for foreign tax credits, state taxes and non-deductible expenses.

Net income

	For the nine months ended
(in millions)	September 30, 2022	October 1, 2021	Change ($)	Change (%)
Net income	$152.3	$126.1	$26.2	20.8%
As a result of the factors described above, our net income increased $26.2 million, or 20.8%, to $152.3 million in the nine months ended September 30, 2022 from $126.1 million for the nine months ended October 1, 2021.

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
As of September 30, 2022, we held $55.6 million of our $153.1 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities is shown in the following table:

	For the nine months ended
(in thousands)	September 30, 2022	October 1, 2021
Net cash provided by operating activities	$57,035	$148,983
Net cash used in investing activities	(32,379)	(55,559)
Net cash used in financing activities	(54,004)	(19,967)
Effect of exchange rate changes on cash and cash equivalents	2,799	121
Change in cash and cash equivalents	$(26,549)	$73,578
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
Cash provided by operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, the write off of unamortized loan origination fees, amortization of loan fees, amortization of deferred gains on swap agreements, gains received from disposals of property, plant and equipment, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the nine months ended September 30, 2022, net cash provided by operating activities was $57.0 million and consisted of net income of $152.3 million, plus non-cash items totaling $34.5 million, offset by changes in operating assets and liabilities totaling $129.8 million. Non-cash items and other adjustments consisted of depreciation and amortization of $36.8 million, stock-based compensation of $11.4 million, the write off of unamortized loan origination fees of $1.9 million, the amortization of loan fees of $0.9 million, partially offset by a $12.5 million change in deferred taxes, the amortization of deferred gains on swap agreements of $2.1 million and gains of $1.8 million received from the disposals of property, plant and equipment.

Our investment in operating assets and liabilities is a result of increases in inventory of $84.8 million, accounts receivable of $60.0 million, and prepaids and other assets of $55.0 million, partially offset by an increase in accounts payable of $43.4 million, accrued expenses and other liabilities of $22.4 million and income taxes payable of $4.2 million. The change in inventory is due to several factors, including receipt of long lead time items that had been delayed, higher levels of safety stock to mitigate uncertainty and the result of normal growth to meet anticipated demand. The changes in accounts receivable and accounts payable reflect business growth and the timing of vendor payments. The change in prepaids and other assets is due to increased chassis deposits to secure supply for our upfitting business for the remainder of the year. The change in accrued expenses and other liabilities and income taxes is due to increases in sales rebates, compensation related accruals and income taxes payables, as well as normal business growth and the timing of such payments.
In the nine months ended October 1, 2021, net cash provided by operating activities was $149.0 million and consisted of net income of $126.1 million, plus non-cash items totaling $42.1 million, offset by changes in operating assets and liabilities totaling $19.2 million. Non-cash items and other adjustments consisted of depreciation and amortization of $31.9 million, stock-based compensation of $9.9 million, amortization of loan fees of $1.2 million, and gains of $0.4 million received from the disposals of property, plant and equipment, partially offset by a $1.2 million change in deferred taxes and uncertain tax positions, and amortization of deferred gains on swap agreements of $0.1 million. Our investment in operating assets and liabilities is a result of increased inventory of $116.8 million, and accounts receivable of $37.9 million, partially offset by increases in accounts payable of $66.1 million, accrued expenses and other liabilities of $25.9 million, and income taxes of $8.3 million and a decrease in prepaids and other assets of $35.2 million. The changes in inventory and accounts payable are primarily due to additional raw materials purchased to mitigate risks associated with supply chain uncertainty. The change in accounts receivable reflects business growth. The changes in accrued expenses and other liabilities and income taxes reflect higher compensation related accruals, warranty reserves, sales rebates and income taxes payable due to both business growth, as well as the timing of such payments. The change in prepaids and other assets are primarily due to a decrease in deposits on chassis.
Investing activities
Cash used in investing activities primarily relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment and strategic acquisitions of businesses and other assets.
In the nine months ended September 30, 2022 and October 1, 2021, net cash used in investing activities consisted of $32.4 million and $55.6 million, respectively. Investing activities for the nine months ended September 30, 2022 consisted of $35.6 million of property and equipment additions, partially offset by proceeds from the sale of property and equipment of $3.2 million. Investing activities for the nine months ended October 1, 2021 consisted of $40.0 million of property and equipment additions and $15.7 million of cash consideration for our purchases of Outside Van and Sola Sport Pty Ltd, partially offset by $0.1 million in proceeds from the sale of property and equipment.
Financing activities
Cash used in financing activities primarily relate to various forms of debt and equity instruments used to finance our business.
In the nine months ended September 30, 2022, net cash used in financing activities was $54.0 million, and consisted of the repayment of our term debt upon the refinancing of our Prior Credit Facility of $382.5 million, payments made on our line of credit of $259.3 million, payments of $4.1 million to repurchase shares of our common stock, net of proceeds from our stock-based compensation program, and $2.7 million in installment payments related to the purchase of the Tuscany non-controlling interest. These changes were partially offset by net proceeds from our 2022 Credit Facility of $582.4 million, which was used to refinance our Prior Credit Facility, and proceeds from the termination of our 2021 Swap Agreement of $12.3 million.
In the nine months ended October 1, 2021, net cash used in financing activities was $20.0 million, which consisted of payments on our term debt of $10.0 million, payments of $6.6 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, $3.7 million in installment payments related to the purchase of the Tuscany non-controlling interest, partially offset by $0.3 million in proceeds received from the termination of our 2020 Swap Agreement.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At September 30, 2022, the one-month SOFR and three-month SOFR rates were 2.47% and 2.13%, respectively. At September 30, 2022, our weighted-average interest rate on outstanding borrowing was 3.72%. The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 30, 2022.

Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 24, 2022.

Inflation
Historically, inflation has not had a material effect on our results of operations. However, we have recently experienced a rise in raw material costs, supply constraints, labor availability issues and logistical cost increases and our expectation is that these impacts will continue throughout 2022 and into 2023. While we are currently taking actions to mitigate these impacts, should these actions be unsuccessful or should such costs exceed what we can effectively mitigate, our business, financial condition and results of operations could be adversely impacted.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•the impact of the risks associated with international geopolitical conflicts, including continuing tensions between Taiwan and China, and the Russian invasion of Ukraine on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations;
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
•because of the current inflation affecting the economy and the Federal Reserve's repeated interest rate increases in response, we may be harmed in the future;
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
We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing coronavirus (“COVID-19”) pandemic. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has resulted in over six and a half million deaths worldwide, as of the date of filing this Quarterly Report, and it continues to spread in major markets in which we operate. The impact of the COVID-19 pandemic, including changes in consumer behavior, COVID-19 pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
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
We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities and our suppliers, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which the Company operates. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact and the extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors outside our control including: the duration and scope of the COVID-19 pandemic; government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic; increases in COVID-19 case counts; any additional waves or resurgences of the virus; availability and ultimate efficacy of the vaccine on new variants of the virus, including Omicron variants; and the effect of the COVID-19 pandemic on short- and long-term general economic conditions.

The impact of the risks associated with international geopolitical conflicts, including continuing tensions between Taiwan and China, and the Russian invasion of Ukraine on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations.
In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed and the threat of a takeover of Taiwan by China has increased. Since our bike suspension manufacturing occurs in Taiwan, our business, our operations and our supply chain could be materially and adversely impacted by political, economic or other actions from China, or changes in China-Taiwan relations that impact Taiwan and its economy. In addition, we continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent that continuing political tensions between China and Taiwan or the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.
We depend on a limited number of suppliers for our materials and component parts for some of our products, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business.
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those that are "single-source" suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input of an equivalent substitute. We do not maintain long-term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. Our business, financial condition or results of operations could be materially and adversely impacted if we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the U.S. or in Taiwan.
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
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect our brands' image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of September 30, 2022, we employed approximately 4,200 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. Specifically, the Federal Reserve increased benchmark interest rates in March 2022, May 2022, June 2022, July 2022, and September 2022 and has indicated its intention to continue to raise benchmark interest rates throughout 2022 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. The raw materials and other supplies we use to produce our products have experienced increasing prices during recent periods as a result of inflation. In response, we have increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, as the Federal Reserve begins to increase interest rates, the result could be a recession which would slow demand for our products and hinder our sales growth, or cause sales to decline in future periods. As of the date of this Quarterly Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve's responses thereto will be, its duration or the ultimate impact on us.
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
As of September 30, 2022, we had $325.0 million of indebtedness, and $325.0 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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
The Federal Reserve increased benchmark interest rates in March 2022, May 2022, June 2022, July 2022, and September 2022, and has indicated its intention to continue to raise benchmark interest rates throughout 2022 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the interest rate swap entered into in April 2022, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 10- Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of September 30, 2022, we had $325.0 million of indebtedness outstanding under the 2022 Credit Facility. Based on the $225.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of September 30, 2022, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.6 million increase or decrease in interest expense for the three months ended September 30, 2022, respectively.
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,267,246 of which shares were outstanding as of September 30, 2022. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
7/2-8/5	3,157	$94.66
8/6-9/2	—	$—
9/3-9/30	—	$—
Total	3,157	$94.66

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
10.1†	Second Amendment to the Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2022.	8-K	001-36040	August 8, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
November 3, 2022		Scott R. Humphrey, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)