Form 10-K
period 2022-12-30
FOX FACTORY HOLDING CORP
filed 2023-02-23
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2022
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on July 1, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,691,667,941. As of February 16, 2023, there were 42,269,840 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Annual Report on Form 10-K, the risks, uncertainties and other factors expressed or implied discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements.
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

Fox Factory Holding Corp.
FORM 10-K

		Page

PART I.
Item 1	Business	1
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	33
Item 2	Properties	34
Item 3	Legal Proceedings	34
Item 4	Mine Safety Disclosures	34

PART II.
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6	Reserved	36
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8	Financial Statements and Supplementary Data	54
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A	Controls and Procedures	55
Item 9B	Other Information	55
Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	56

PART III.
Item 10	Directors, Executive Officers and Corporate Governance	56
Item 11	Executive Compensation	56
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13	Certain Relationships and Related Transactions, and Director Independence	56
Item 14	Principal Accounting Fees and Services	56

PART IV.
Item 15	Exhibits, Financial Statement Schedules	57
Item 16	Form 10-K Summary	57

Signatures		61

Financial Statements
	Management’s Report on Internal Control Over Financial Reporting	63
	Reports of Independent Registered Public Accounting Firm	64
	Consolidated Balance Sheets as of December 30, 2022 and December 31, 2021	68
	Consolidated Statements of Income for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	69
	Consolidated Statements of Comprehensive Income for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	70
	Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	71
	Consolidated Statements of Cash Flows for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	72
	Notes to Consolidated Financial Statements	74

PART I
ITEM 1. BUSINESS
Our company, Fox Factory Holding Corp., designs, engineers, manufactures and markets performance-defining products and systems for customers worldwide. Fox Factory Holding Corp. is the holding company of Fox Factory, Inc. As used herein, "Fox Factory," "FOX," the "Company," "we," "our," and similar terms refer to Fox Factory Holding Corp. and its subsidiaries, unless the context indicates otherwise. Our premium brand, performance-defining products and systems are used primarily on bicycles ("bikes"), side-by-side vehicles ("side-by-sides"), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles ("ATVs"), snowmobiles, and specialty vehicles and applications. Some of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers ("OEMs"), while others are distributed to consumers through a global network of dealers and distributors.
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
Description of our business
We are a designer, manufacturer and marketer of performance-defining products and systems used primarily on bikes, side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, and specialty vehicles and applications. We believe our products offer innovative design, performance, durability and reliability. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and comfort while riding over rough terrain in varied environments, or providing improved control and responsiveness for on-road only vehicles. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Olympic Games, the Union Cycliste Internationale Mountain Bike World Cup, the X Games and the Baja 1000. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes. We believe our products are generally sold at premium prices, which to us means manufacturer suggested retail sale prices that are generally in the upper quartile of their respective product categories.
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Specialized, Trek Bicycles, Giant, Orbea, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles in Specialty Sports and BRP, Ford, Polaris, Toyota, 4 Wheel Parts, Kawasaki, Yamaha, and Honda in Powered Vehicles, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
Industry
We participate in large global markets for bikes and powered vehicles used by recreational and professional users. Today, our products for bicycles are primarily for mountain bikes, e-bikes and road bikes. Our products for powered vehicles are used primarily on on-road vehicles with and without off-road capabilities, side-by-sides, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, including military, motorcycles, and commercial trucks.
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
Premium brand with strong consumer loyalty
We believe that we have developed a reputation for performance-defining products and that we own and license established trademarks, such as FOX®, FOX RACING SHOX®, BLACK WIDOW®, ROCKY RIDGE®, RACE FACE® which are perceived as premium brands. As such, our performance-defining products are generally sold at premium prices. We take great effort to maintain our brands in the eyes of consumers. For instance, our FOX® logo is prominently displayed on our FOX® branded products used on bikes and powered vehicles sold by our OEM customers, which helps further reinforce our brand image. We believe that our brands have achieved strong loyalty from our consumers. To support our brands, we introduce new products that we believe feature innovative technologies designed to improve vehicle performance and enhance our brand loyalty with consumers.
Track record of innovation and new product introductions
Innovation, including new product development, is a key component of our growth strategy. Due to our experience in suspension engineering and design in multiple markets and with a variety of vehicles, solutions we develop for use in one market can ultimately be deployed across multiple markets. For example, we believe that our success in the high-end ATV category led to the widespread adoption of our suspension technology in the side-by-sides market. Our innovative product development and speed to market are supported by:
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
 Over the past several years, we have developed multiple new products, such as:
•The first independently controlled compression and rebound, semi-active Live Valve X2 shock. This technology is currently being used in UTVs;

•Live Valve, our proprietary semi-active, electronic suspension that processes data from multiple vehicle sensors to adjust the suspension virtually instantaneously to the demands of changing terrain. This technology is currently in use UTVs, trucks, and mountain bikes;
•The next generation of Live Valve combined with a 3.1-inch diameter anodized aluminum shock body, specifically designed to withstand the higher internal pressures created by the new valve’s wider dynamic range. This technology has been adopted at the top tier of trucks and SUVs in the U.S.;
•Electronically adjustable rear suspension pre-load allowing a user to easily compensate for the additional weight and bring a vehicle back to optimal ride height. This technology is currently in use on select motorcycles to adapt to added passenger and luggage weight without using tools;
•Ridetech RidePro E5 Air Suspension Control System, improving comfort and performance to your vehicle. This technology is currently being used in many classic muscle car and truck applications;
•Ridetech 62-67 Nova Suspension System (Coil-Over & Air), complete suspension upgrades with either coil or air sprung adjustable shocks that bring modern performance to vintage and classic muscle cars;
•Market leading 3-4” Bronco suspension lift products that are custom designed to each model configuration and that range from load spacers and coil-overs, to remote adjustable shocks for increased off-road performance, comfort and control;
•32, 34 and 36 Factory Series FLOAT FIT4, which reduces overall fork weight, provides external adjustability with our fourth-generation FOX Isolated Technology ("FIT") closed-cartridge damper, and includes the self-adjusting negative chamber air spring for quieter operation and ease of adjustment. This technology is used widely across all brands of mountain bikes or as aftermarket upgrades to replace lower performing suspension;
•The GRIP2 fork damper, which is our next-evolution sealed cartridge FIT system, our highest performing gravity-focused damper. GRIP2 shares its roots with the original GRIP architecture, but has been enhanced with all-new technology: four-way adjustability, VVC high-speed rebound circuit, high-performance mid-valve, and overall friction-reducing treatments. This technology is used widely across all brands of mountain bikes or as aftermarket upgrades to replace lower performing suspension;
•Rhythm series fork products developed to address a lower price point offering without compromising proven FOX performance;
•FOX AWL suspension fork for the growing electronic sports utility vehicle ("eSUV") commuter and e-mobility segment combining the confidence and stability of off-road capable suspension with the convenience of direct mount compatibility with full wrap fenders, lights, and anti-lock braking systems. This technology is found on a wide range of electric bikes;
•Race Face Vault Hub, a 120-point high-engagement mountain bike hubset featuring tool-free end caps that simplify conversion among all major axle standards and is approved for e-bike applications. This technology is found in select Race Face mountain bike wheels; and
•Easton EC90 SL Crankset, a versatile road bike crankset that allows quick conversion between 1x and 2x road and gravel chainring configurations.
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
Leverage technology and brand to expand into new categories and end-markets
We believe innovation is the foundation of our company. As we continue to leverage the latest technology to develop a diverse portfolio of performance-defining products, our Powered Vehicle Group facility extends our ability to not only scale to newer levels but also do it efficiently. We have great relations with our OEM and aftermarket partners and given our key distinct strengths, we believe we have and will continue to win more applications. Leveraging our technology and scale, we have successfully expanded into recreational vehicles and street car applications, and we believe there are opportunities to further penetrate these markets and grow with more pioneering product applications. Additionally, to grow our end user base, we are now looking at ways to explore international opportunities with some of our applications.
Opportunistically expand our business platform through acquisitions
Over the past several years, we have completed acquisitions that we believe enhance our business and strategically expand our product offerings. In March 2020, we acquired substantially all the issued and outstanding capital stock of SCA Performance Holdings, Inc. ("SCA"), a leading OEM authorized specialty vehicle manufacturer for light duty trucks and sport utility vehicles. In May 2021, through our wholly owned subsidiary, SCA, we acquired all of the issued and outstanding stock of Manifest Joy LLC ("Outside Van), a custom van conversion company that designs and custom engineers recreational vehicles. In December 2021, through our wholly owned subsidiary, Shock Therapy Suspension, Inc., we acquired substantially all the assets of Shock Therapy LLC ("Shock Therapy"), a premier suspension tuning company in the off-road industry. The Company expects these acquisitions to expand its North American geographic manufacturing footprint and broaden its product offerings in the automotive industry. We believe there is opportunity to expand our total available market by broadening our acquisition focus to include a more diverse range of performance products that add to or increase our customers' enjoyment of their activities of choice. We also believe that our passionate customer base has a desire for other types of performance products beyond those that attach to a vehicle or bike.
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

Improve operating and supply chain efficiencies
In the fourth quarter of 2021, we completed the construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia (the "Gainesville Facility") to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is being used for manufacturing, warehousing, distribution and office space. Additionally, we completed the transition of our Watsonville, California facility (the "Watsonville Facility") and the relocation of our powered vehicles suspension manufacturing to the Gainesville Facility in the first quarter of 2022.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. As we have diversified our product offerings and our product launch cycles, seasonal fluctuations are becoming less material.
Competition
The markets for performance-defining products are highly competitive. We compete with other companies that produce products for sale to OEMs, dealers and distributors, as well as with OEMs that produce their own line of products for their own use. Some of our competitors may have greater financial, research and development or marketing resources than we do. Competition in the high-end segment of the performance-defining market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, we believe the performance of our products helps justify our premium pricing. Within our markets, we compete with several large companies and numerous small companies that provide branded and unbranded products across many of our product lines. These competitors can be divided into the following categories:
Powered Vehicles
Within the market for off-road and specialty vehicle suspension components, we compete with ThyssenKrupp Bilstein Suspension GmbH (commonly known as Bilstein), King Shock Technology, Inc. (commonly known as King Shocks), Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension, and Rancho ("Tenneco"). In the market for suspension systems, or lift kits, we compete with TransAmerican Wholesale/Pro Comp USA, Rough Country Suspension Systems, TeraFlex, Falcon, ReadyLIFT Suspension, Tuff Country EZ-Ride Suspension, and Rusty’s Off-Road. In the market for upfitted vehicles, we compete with Roush Performance and DSI Custom Vehicles.
Within the market for powered vehicle suspension components, we compete with several companies in different submarkets. In the ATV and side-by-sides markets, outside of vertically-integrated OEMs, we compete with ZF Sachs (ZF Friedrichshafen AG), and Walker Evans Racing for OEM business and Elka Suspension Inc., Öhlins Racing AB, Works Performance Products, and Penske Racing Shocks / Custom Axis, Inc. for aftermarket business. In the snowmobile market, we compete with KYB (Kayaba Industry Co., Ltd.), Öhlins Racing AB (a wholly-owned subsidiary of Tenneco), Walker Evans Racing, Works Performance Products, Inc., and Penske Racing Shocks / Custom Axis, Inc.
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

Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX, BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, and SCA brands for side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. In each of the years ended December 30, 2022, December 31, 2021 and January 1, 2021, approximately 58%, 55% and 59%, respectively, of our sales were attributable to sales of powered vehicles related products.
Products for these vehicles are designed for use on roads, trail riding, racing, and to help maximize performance and comfort. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our aftermarket truck suspension component products in the powered vehicles category range from two-inch bolt-on shocks to our patented position sensitive internal bypass shocks. We also offer lift kits and components with our shock products and aftermarket accessory packages for use in trucks. In addition, we manufacture suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods. With the recent acquisition of Shock Therapy in December 2021, we added suspension tuning services to the portfolio.
Our upfitting category leverages our strong partnerships with Ford, General Motors, Jeep, Nissan and RAM, enabling us to obtain truck, van and sports utility vehicle ("SUV") chassis directly from the manufacturers' facilities. We seek to improve each vehicle's capability with high quality, proprietary components and products, such as lift kits, shock products, superchargers, interior accessories, wheels, tires, lighting, and body enhancements, while still maintaining the factory warranty and safety standards that our customers expect. Our upfitting category includes brands such as Black Widow, Rocky Ridge, Badlander, Black Ops, Harley-Davidson and Shelby American.
Specialty Sports
Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes and road bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. Given this wide range of bike products and brands, as well as the potential to expand our offerings to include other types of performance-defining products, we changed the name of the group from Bike Division to Specialty Sports Group. In each of the years ended December 30, 2022, December 31, 2021 and January 1, 2021, approximately 42%, 45% and 41%, respectively, of our sales were attributable to sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike suspension products are sold in five series and under the Marzocchi brand: (i) our Marzocchi BOMBER series, designed for a rider who values ease of use over adjustability; (ii) our FOX Rhythm series, designed to provide FOX performance at the entry price point of the high-end mountain bikes segment; (iii) our FOX Performance series, designed for demanding enthusiasts; (iv) our FOX Performance Elite series, designed for experienced and expert riders; and (v) our FOX Factory series, designed for maximum performance at a professional level.
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
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance-testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Research and development expenses totaled approximately $56.2 million, $46.6 million and $34.3 million in fiscal years 2022, 2021 and 2020, respectively.

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
Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to approximately 100 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2022, 57% of our sales resulted from sales to OEM customers and 43% resulted from sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 35%, 35% and 36% of our sales in fiscal years 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, no single customer represented 10% or more of our sales.
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
Our North American sales totaled $1,009.2 million, $811.3 million, and $593.3 million, or 63%, 62% and 67%, of our total sales in 2022, 2021 and 2020, respectively. Our international sales totaled $593.3 million, $487.8 million and $297.3 million or 37%, 38% and 33% of our total sales in fiscal years 2022, 2021 and 2020, respectively. Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the U.S. Additional information about our product revenues and certain geographical information is available in Note 2. Revenues of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Powered Vehicles
We sell our powered vehicle suspension products to OEMs, including BRP, Ford, Polaris, Toyota, Kawasaki, Yamaha, and Honda. We also are continually nurturing and developing relationships with our existing and new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
In the aftermarket, we typically sell suspension products to dealers and distributors, both domestically and internationally. Our dealers sell directly to consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers. In our upfitting product category, we sell to a broad network of automotive dealerships.

Specialty Sports
We sell our bike suspension and components products to a broad network of domestic and international bike OEMs, including Specialized, Trek Bicycles, Giant, Orbea, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
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
Our marketing strategy focuses on strengthening and promoting our brands in the marketplace. We strategically focus our marketing efforts on enthusiasts seeking high-end, performance-defining products and systems through promotions at destination riding locations and individual and team sponsorships. We believe the performance of our products has been demonstrated by, and our brands benefit from, the success of professional athletes who use our products in elite competitive events such as the Olympic Games, the Union Cycliste Internationale Mountain Bike World Cup, the X Games and the Baja 1000. We also believe these successes positively influence the purchasing habits of enthusiasts and other consumers seeking performance-defining products.
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
In addition to our websites and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including an Instagram feed, Facebook page, YouTube channel, Vimeo channel and Twitter feed to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group works to ensure brand cohesion and consistency.
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
In the fourth quarter of 2021, we completed the construction of our Gainesville Facility to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is being used for manufacturing, warehousing, distribution and office space. Additionally, we completed the transition of our Watsonville Facility and relocation of our powered vehicles suspension manufacturing to the Gainesville Facility in the first quarter of 2022.
We had approximately $116.7 million and $223.5 million in firm backlog orders at December 30, 2022 and December 31, 2021, respectively. The decrease in 2022 backlog, as compared to 2021, is due to many factors including the normalization of supply chain shortages that were experienced in 2021, the realignment of production forecasts with some of our large OEM customers, and increased production at our Gainesville Facility.

Suppliers and raw materials
The primary raw materials used in the production of our products are aluminum, magnesium, carbon and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. We do, however, depend on a limited number of suppliers for certain of our components. If our current suppliers for such components are unable to timely fill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. Please read Item 1A. Risk Factors – Risks Related to Our Business and Operations - "We depend on a limited number of suppliers for our materials and component parts for some of our products, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business." In addition, prices for our raw materials fluctuate. While we have been able to mitigate the impacts of price fluctuations on our business historically, we are actively monitoring the current market conditions and price trends.
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
Human Capital Resources
Employee Overview
As of December 30, 2022, we had approximately 4,400 employees in the U.S., Canada, Europe, Taiwan and Australia. Our employees are primarily located in the U.S. We also use temporary employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
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
Inclusion, Diversity and Engagement
At FOX, we believe that people are our greatest asset. Therefore, we are committed to building and maintaining an inclusive workplace in which all employees feel they belong, are empowered to be their best, and inspired to deliver maximum performance. Our employees have diverse skills, experiences and unique perspectives that collectively contribute to greater opportunities for engagement, innovation and business growth. Our commitment to Inclusion, Diversity, and Engagement aligns with our values of Leadership, Trust, Service, Agility, Ingenuity, and Collaboration and is a critical component of being a purpose-led organization. The Inclusion, Diversity, and Engagement strategy is sponsored by the entire Executive Leadership Team and is centered on the following objectives:
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

Practices related to working capital items
The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are material to understanding our business. Information about the Company’s working capital is incorporated herein by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to the Consolidated Statements of Cash Flows within Item 8 of this Annual Report on Form 10-K.
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
We believe that our operations are in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, and our compliance with such laws and regulations has not had, nor is it expected to have, a material impact on our earnings or competitive position. However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future. For example, in March 2022, the SEC proposed new rules for extensive and prescriptive climate-related disclosures in annual reports and registration statements, which would also require inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Please read "Risks Related to Laws and Regulations - Increasing focus on environmental, social and governance responsibility may impose additional costs on us and expose us to new risks" within Item 1A. Risk Factors.
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
Consumer safety
We are subject to the jurisdiction of the U.S. Consumer Product Safety Commission ("CPSC"), and other federal, state and foreign regulatory bodies including the National Highway Traffic Safety Administration ("NHTSA"), which enforces the Federal Motor Vehicle Safety standards. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. During the past three years, we initiated two voluntary product recalls. For additional information, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Government contracts
No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Financial information about segments and geographic areas
We operate in one reportable segment: manufacturing, sale and service of performance-defining products. Additional information about our product segment and certain geographic information is available in Note 2. Revenues and Note 5. Property, Plant and Equipment, net of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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
•product recalls and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future could have, a material adverse impact on our business;
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
•the current inflation affecting the economy and the Federal Reserve's repeated interest rate increases in response, could negatively impact our cash flows due to higher debt costs or negatively impact our customers' ability to finance powered vehicles or bikes that include our products;
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
•inability to meet our current or future demand due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials, vehicle chassis, or other components, transportation, workforce, or other manufacturing and distribution capability;
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
We also purchase various raw materials in order to manufacture our products. The main commodity items purchased for production include aluminum, magnesium, steel and carbon. Historically, we have effectively mitigated the impacts of price fluctuations for these components and raw materials on our business. In the future, however, if we experience material increases in the price of components or raw materials and are unable to pass on those increases to our customers, or there are shortages in the availability of such component parts or raw materials, or there are rising prices due to overall inflationary pressures, it could negatively affect our business, financial condition or results of operations.
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
Product development requires significant financial, technological and other resources. While we expended approximately $56.2 million, $46.6 million and $34.3 million for our research and development efforts in 2022, 2021 and 2020, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the U.S. and countries in Europe. These areas have historically experienced recessions, disruptions in banking and/or financial systems, economic weakness and uncertainty, and there appears to be an increasing risk of recessions or inflationary economic impacts related to the global COVID-19 pandemic, the Russian invasion of Ukraine, escalating energy costs, global supply chain disruptions, rising interest rates and other economic changes. In addition, many of our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, gas prices, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are upfitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA, Tuscany, Outside Van and Shock Therapy, a growing portion of our sales are expected to be generated from providing upfitting solutions. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
A significant portion of our sales are highly dependent on the demand for high-end bikes and a material decline in the demand for these bikes or their suspension components could have a material adverse effect on our business or results of operations.
During 2022, approximately 42% of our sales were generated from the sale of bike products. Part of our success has been attributable to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
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
In the fourth quarter of 2021, we completed the construction of the Gainesville Facility in Hall County Georgia to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is being used for manufacturing, warehousing, distribution and office space. In the first quarter of 2022 we completed the transition of our Watsonville Facility and the relocation of our powered vehicles suspension manufacturing to the Gainesville Facility. As a result, we have incurred, and may continue to incur, costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Unforeseen difficulties in future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
A portion of our goods move through ports on the Western Coast of the U.S. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Dockworkers, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. The 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future could potentially have a negative effect on both our financial condition and results of operations. Furthermore, the ongoing COVID-19 pandemic has only increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.
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
We grew our sales from approximately $1,299.1 million in 2021 to approximately $1,602.5 million in 2022. This growth rate may be unsustainable. Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative performance-defining products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging markets for products requiring high-end suspension products and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell our products. Our beliefs regarding the future growth of markets for high-end suspension products are based largely on qualitative judgments and limited sources and may not be reliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition or results of operations could be negatively affected.
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
Sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 23%, 24%, and 23% of our sales in fiscal years 2022, 2021 and 2020. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, the loss of market share by these customers, manufacturing or other problems, including disruptions related to the COVID-19 pandemic, could have a material impact on our business, financial condition or results of operations.
Currency exchange rate fluctuations could impact gross margins and expenses.
Foreign currency fluctuations could in the future have an adverse effect on our business, financial condition or results of operations. U.S. government policy, including continued interest rate increases by the Federal Reserve, may impact the exchange rate between the U.S. dollar and foreign currencies. We sell our products inside and outside of the U.S. primarily in U.S. Dollars and New Taiwan Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive, and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition or results of operations.
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
We have been and may become subject to intellectual property disputes that could cause us to incur significant costs or pay significant damages or prohibit us from selling our products.
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

If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Our products and items where our products are incorporated as original equipment on the purchased item are frequently subject to regulation by various agencies, including, for example, the NHTSA, the CPSC and/or similar state and international regulatory authorities. We have had in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. In the case of OEM sales, each manufacturer has its own practices regarding product recalls and other product liability actions that could involve its suppliers. Additionally, as suppliers become more integrally involved in the design process and assume a greater role in the overall system design, OEMs could potentially look to us to share in the cost if faced with recalls and product liability claims.
Although we carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against any potential claims, such insurance is available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. In addition to the direct costs related to these or other recalls, our aftermarket and OEM sales could be adversely affected if we do not have a ready replacement product for such recalled products. Such recall events could also adversely affect the image of our brands and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
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
As of December 30, 2022, we employed approximately 4,400 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
Fuel shortages, or high prices for fuel, could have a negative effect on the use of powered vehicles that use our products.
Gasoline or diesel fuel is required for the operation of the powered vehicles that use our products. There can be no assurance that the supply of these fuels will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. For example, there have been significant increases in the price of gasoline and diesel fuel due to geopolitical developments, including the impacts resulting from the Russian invasion of Ukraine, and there are heightened uncertainties regarding the future price and availability of gasoline and diesel fuel. Future shortages of gasoline and diesel fuel and substantial increases in the price of fuel could have a material adverse effect on our powered vehicle product category, which could have a negative effect on our business, financial condition or results of operations.
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
•power loss, computer systems failure, internet and telecommunications or data network failure; and
•hackers, computer viruses, software bugs, implementing new functions or releases of software.
Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our operations, reduce our efficiency, delay our fulfillment of customer orders or require significant unanticipated expenditures to correct, and thereby have a negative effect on our business, financial condition or results of operations.
ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such future transformation, due to acquisition integration or business growth and consolidation, involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
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

Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Similarly, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and affords consumers new rights with respect to their data. It also provides a new private right of action for data breaches. The CCPA has been amended several times, including by the California Privacy Rights Act ("CPRA"), a California ballot initiative that passed in November 2020, and took effect in most material aspects on January 1, 2023, which, among other things, significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Failure to meet GDPR, CCPA and CPRA requirements could result in financial penalties. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as other states across the country are considering and proposing similar laws, and states like Virginia and Colorado have recently enacted CCPA-like laws to provide their respective residents with similar rights. Privacy laws, both domestically and internationally, are changing rapidly, including a discussion in Congress of a new federal data protection and privacy law, all of which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and result in increased compliance costs and/or changes in business marketing practices and policies.
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
We carry cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our other third-party insurance managers. Despite various precautionary steps to protect our business from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations

Because of the current inflation affecting the economy and the Federal Reserve's interest rate increases in response, we may be harmed in the future.
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government's credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital. Specifically, the Federal Reserve increased benchmark interest rates multiple times in 2022, has already increased benchmark interest rates in 2023, and has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. The raw materials and other supplies we use to produce our products have experienced increasing prices during recent periods as a result of inflation. In response, we have increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, as the Federal Reserve begins to increase interest rates, the result could be a recession which would slow demand for our products and hinder our sales growth, or cause sales to decline in future periods. As of the date of this Annual Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve's responses thereto will be, its duration or the ultimate impact on us. Additionally, the U.S. government's credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could further cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
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
As of December 30, 2022, we had $200.0 million of indebtedness, and $450.0 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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
The Federal Reserve increased benchmark interest rates multiple times in 2022, has already increased benchmark interest rates in 2023, and has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S.. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the 2022 Swap Agreement, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 11. Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of December 30, 2022, we had $200.0 million of indebtedness outstanding under the 2022 Credit Facility. Based on the $100.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of December 30, 2022, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.0 million increase or decrease in interest expense for the year ended December 30, 2022, respectively.
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
Regulators, stockholders and other interested constituencies have focused increasingly on the environmental, social and governance practices of companies. For example, in March 2022, the SEC proposed new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Further, our customers may require us to implement environmental, social or governance responsibility procedures or standards before they will continue to do business with us. Additionally, we may face reputational challenges in the event our environmental, social or governance responsibility procedures or standards do not meet the standards set by certain constituencies. The occurrence of any of the foregoing could have a material adverse effect on the price of our shares and our business, financial condition and results of operations.
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
The products in our powered vehicles category are used in vehicles that are subject to numerous federal, state, local, foreign and international laws and regulations relating to noise and air pollution. Powered vehicles, and even bikes, have become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and side-by-sides riding is not allowed in Zion National Park, among many other national and state parks. In addition, recreational snowmobiling has been restricted in some national parks and federal lands in Canada, the U.S. and other countries. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease and our business, financial condition or results of operations could suffer.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. For example, from January 4, 2020 through December 30, 2022, our stock price has fluctuated between $190.29 and $34.58 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,269,840 of which shares were outstanding as of December 30, 2022. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 30, 2022, we occupied the following square footage by location:

	U.S.	Other Countries	Total
Leased facilities	790,645	421,269	1,211,914
Owned facilities	914,327	42,900	957,227
Total	1,704,972	464,169	2,169,141
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NASDAQ Global Select Market under the symbol "FOXF" since August 8, 2013. Our IPO was priced at $15.00 per share on August 8, 2013. Prior to that date, there was no public trading market for our common stock. On February 16, 2023, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $122.66 per share.
Stockholders
As of January 31, 2023, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 30, 2022 and December 31, 2021. In addition, our 2022 Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant. We do not intend to pay dividends in the foreseeable future.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 30, 2022 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the "NASDAQ Composite") and S&P 500 Index ("S&P 500"). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the quarter ended December 30, 2022:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share
10/1-11/4	1,336	$87.85
11/5-12/2	176	102.63
12/3-12/30	—	—
Total	1,512	$89.57

(1) Includes shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations. These shares were not purchased as part of a publicly announced program to purchase common stock.
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
Overview
We design, engineer, manufacture and market performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bikes, side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, and specialty vehicles and applications. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of parts represented less than 1% of our sales in each of the years ended December 30, 2022, December 31, 2021 and January 1, 2021.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of performance-defining products. Our products fall into the following two categories:
•powered vehicles, including side-by-sides, certain on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, including military, motorcycles, and commercial trucks;
•specialty sports products, which consist primarily of bike suspension and component products.
In each of the years ended December 30, 2022, December 31, 2021 and January 1, 2021, approximately 58%, 55% and 59%, respectively, of our sales were attributable to sales of products for powered vehicles and approximately 42%, 45% and 41%, respectively, of our sales were attributable to sales of specialty sports products.
Our North American sales totaled $1,009.2 million, $811.3 million and $593.3 million, or 63%, 62% and 67% of our total sales in fiscal years 2022, 2021 and 2020, respectively. Our international sales totaled $593.3 million, $487.8 million and $297.3 million, or 37%, 38% and 33% of our total sales in fiscal years 2022, 2021 and 2020, respectively. Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the U.S. We estimate, based on our internal projections and assumptions, that approximately one-third of the end users of our bike products are located outside the U.S.
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

In the fourth quarter of 2021, we completed the construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia (the "Gainesville Facility"), to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is being used for manufacturing, warehousing, distribution and office space. Additionally, we completed the transition of our Watsonville Facility and relocation of our powered vehicles suspension manufacturing to the Gainesville Facility in the first quarter of 2022.
From time to time, we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business, we reserve for such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs. Please read "Risks Related to Our Business and Operations - Product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future, could have, a material adverse impact on our business" within Item 1A. Risk Factors.
We intend to evaluate selective potential acquisition opportunities for performance-defining products and technologies that we believe will help us extend our performance-defining product platform. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our results of operations. In addition, we may contractually obligate ourselves to contingent consideration or acquisition related compensation payments in conjunction with such acquisitions, which could have a negative impact on our cash flow and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Material Cash Requirements for additional information.
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
Net of:
•Rebates: consists of incentives we provide to customers based on sales of eligible products; and
•Sales returns allowances: consists of an estimate of our sales returns. This allowance is based upon estimates of the projected returns in future periods based on our experience with returns recorded in previous periods. Sales returns have not been significant to date; and
We attribute our past growth in sales predominantly to continued higher demand for on and off-road suspension products, acquisitions, and the success of our current product lines including new products within those lines.
Cost of sales
The cost of sales includes the cost of purchased parts and manufactured products (raw materials consumed, the cost to procure materials, labor costs, including wages, and employee benefits, and factory overhead to produce finished good products), including:
•the costs to inspect and repair products;
•shipping costs associated with inbound freight (such costs are capitalized as part of inventory and included in cost of sales as the inventory is sold);
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
Operating expenses
Our operating expenses consist of the following:
•sales and marketing;
•research and development;
•general and administrative; and
•amortization of purchased intangibles.
Our sales and marketing expenses include costs related to our sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include commissions paid to outside sales representatives, promotional materials and products, our sales office costs, race support and sponsorships of events and athletes, advertising and promotions related to trade shows, and travel and entertainment.
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
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 30, 2022, December 31, 2021 and January 1, 2021.
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
For the years ended December 30, 2022, December 31, 2021 and January 1, 2021, we had effective tax rates of 12.2%, 13.0% and 12.2%, respectively.
As of December 30, 2022, our deferred tax assets included foreign tax credits of approximately $47.8 million, which begin to expire in 2026 unless utilized.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 30, 2022, we reduced the valuation allowance against Foreign Tax Credits by $9.2 million. U.S. tax regulations proposed by the U.S. Treasury and Internal Revenue Service on November 22, 2022, which were early adopted by the Company, provided clarification to earlier guidance and resulted in the Company's ability to utilize certain foreign tax credits related to royalties. As a result, the Company determined a valuation allowance was not needed. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next 12 months.
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

Results of operations
The table below summarizes our results of operations for the fiscal years ended December 30, 2022, December 31, 2021, and January 1, 2021:

	For the fiscal years ended
	December 30	December 31	January 1
(in thousands)	2022	2021	2021
Sales	$1,602,491	$1,299,064	$890,554
Cost of sales	1,071,148	866,732	601,007
Gross profit	531,343	432,332	289,547
Operating expenses:
Sales and marketing	90,801	70,925	52,214
Research and development	56,205	46,567	34,292
General and administrative	116,103	97,241	71,309
Amortization of purchased intangibles	21,537	20,685	17,583
Total operating expenses	284,646	235,418	175,398
Income from operations	246,697	196,914	114,149
Interest and other expense, net:
Interest expense	8,939	8,162	9,294
Other expense, net	3,994	371	325
Total interest and other expense, net	12,933	8,533	9,619
Income before income taxes	233,764	188,381	104,530
Provision for income taxes	28,486	24,563	12,784
Net income	205,278	163,818	91,746
Less: net income attributable to non-controlling interest	—	—	1,072
Net income attributable to FOX stockholders	$205,278	$163,818	$90,674

The following table sets forth statement of income data as a percentage of sales for the years indicated:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Sales	100.0%	100.0%	100.0%
Cost of sales	66.8	66.7	67.5
Gross profit	33.2	33.3	32.5
Operating expenses:
Sales and marketing	5.7	5.5	5.9
Research and development	3.5	3.6	3.9
General and administrative	7.2	7.5	8.0
Amortization of purchased intangibles	1.3	1.6	2.0
Total operating expenses	17.8	18.1	19.7
Income from operations	15.4	15.2	12.8
Interest and other expense, net:
Interest expense	0.6	0.6	1.0
Other expense, net	0.2	—	—
Interest and other expense, net	0.8	0.7	1.1
Income before income taxes	14.6	14.5	11.7
Provision for income taxes	1.8	1.9	1.4
Net income	12.8	12.6	10.3
Less: net income attributable to non-controlling interest	—	—	0.1
Net income attributable to FOX stockholders	12.8%	12.6%	10.2%
*Percentages may not foot due to rounding.

Fiscal year ended December 30, 2022 compared to fiscal year ended December 31, 2021
Sales

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Powered Vehicle products	$921.5	$720.0	$201.5	28.0%
Specialty Sports products	681.0	579.0	102.0	17.6
Total sales	$1,602.5	$1,299.0	$303.5	23.4%
Sales for the year ended December 30, 2022 increased approximately $303.5 million, or 23.4%, compared to the year ended December 31, 2021. The sales increase reflects an increase of 28.0% and 17.6% in Powered Vehicle products and Specialty Sports products sales, respectively, for the year ended December 30, 2022 compared to the prior fiscal year. The increase in Powered Vehicle product sales was primarily due to strong performance from our upfitting product lines and increased demand in the OEM channel. The increase in Specialty Sports product sales reflects higher demand primarily in the OEM channel.
Cost of sales

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Cost of sales	$1,071.1	$866.7	$204.4	23.6%
Cost of sales for the year ended December 30, 2022 increased approximately $204.4 million, or 23.6%, compared to the year ended December 31, 2021. The increase in cost of sales was driven primarily by an increase in product sales, as well as certain business factors affecting gross margin, which are discussed below.
For the year ended December 30, 2022, our gross margin was 33.2% compared to 33.3% for the year ended December 31, 2021. The decrease in gross margin for the fiscal year 2022 was primarily due to increases in factory overhead and materials costs, each of which were driven higher by inflation. Additionally, the completion of the planned shutdown of our Watsonville Facility and transition of those production lines resulted in inefficiencies in the first half of fiscal year 2022 as we ramped up our Gainesville Facility.
Operating expenses

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$90.8	$70.9	$19.9	28.1%
Research and development	56.2	46.6	9.6	20.6
General and administrative	116.1	97.2	18.9	19.4
Amortization of purchased intangibles	21.5	20.7	0.8	3.9
Total operating expenses	$284.6	$235.4	$49.2	20.9%
Total operating expenses for the year ended December 30, 2022 increased approximately $49.2 million, or 20.9%, over the comparable period in 2021. When expressed as a percentage of sales, operating expenses decreased to 17.8% of sales for the year ended December 30, 2022, compared to 18.1% of sales for the fiscal year ended December 31, 2021.
Within operating expenses, our sales and marketing expense increased by approximately $19.9 million primarily due to higher commissions costs of $9.7 million, higher headcount and employee-benefit related costs of $5.8 million, higher marketing-related costs of $4.0 million and various others. Research and development expenses increased approximately $9.6 million primarily due to headcount investments to support future growth. General and administrative expenses increased approximately $18.9 million due to higher headcount and employee benefit-related costs of $11.7 million and higher insurance and facility-related costs of $11.1 million. These increases were partially offset by lower acquisition-related compensation and decreases in other miscellaneous costs.
Amortization of purchased intangible assets for the year ended December 30, 2022 increased by approximately $0.8 million as compared to the year ended December 31, 2021, primarily due to the amortization of Shock Therapy intangible assets.

Income from operations

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Income from operations	$246.7	$196.9	$49.8	25.3%
As a result of the factors discussed above, income from operations for the year ended December 30, 2022 increased approximately $49.8 million, or 25.3%, compared to the year ended December 31, 2021.
Interest and other expense, net

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$8.9	$8.2	$0.7	8.5%
Other expense, net	4.0	0.3	3.7	1,233.3
Interest and other expense, net	$12.9	$8.5	$4.4	51.8%
Interest and other expense, net for the year ended December 30, 2022 increased by approximately $4.4 million to $12.9 million, compared to $8.5 million for the year ended December 31, 2021. The increase in interest and other expense, net is primarily due to higher foreign currency losses, as well as increasing interest rates.
Income taxes

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Provision for income taxes	$28.5	$24.6	$3.9	15.9%
Income tax expense for the year ended December 30, 2022 increased by approximately $3.9 million to $28.5 million compared to income tax expense of $24.6 million for the year ended December 31, 2021. The increase in expense resulted from an increase in pre-tax profit and decreased benefits from stock-based compensation deductions, partially offset by the release of the valuation allocation for foreign tax credits and the benefit of a lower tax rate on U.S. foreign derived earnings.
The effective tax rates were 12.2% and 13.0% for the years ended December 30, 2022 and December 31, 2021, respectively.
For the year ended December 30, 2022, the difference between our effective tax rate and the 21% federal statutory rate resulted from a lower tax rate on U.S. foreign derived earnings and the release of the valuation allocation for foreign tax credits, partially offset by other non-deductible expenses and state taxes.
For the year ended December 31, 2021, the difference between our effective tax rate and the 21% federal statutory rate resulted from a lower tax rate on U.S. foreign derived earnings and the benefit of excess stock based compensation deductions.
Net income

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Net income	$205.3	$163.8	$41.5	25.3%
As a result of the factors described above, our net income increased $41.5 million, or 25.3%, to $205.3 million in the fiscal year ended December 30, 2022 from $163.8 million for the fiscal year ended December 31, 2021.

Fiscal year ended December 31, 2021 compared to fiscal year ended January 1, 2021
Sales

	For the fiscal years
(in millions)	2021	2020	Change ($)	Change (%)
Sales	$1,299.1	$890.6	$408.5	45.9%
Sales for the year ended December 31, 2021 increased approximately $408.5 million, or 45.9%, compared to the year ended January 1, 2021. The sales increase reflects a 57.8% increase in Specialty Sports products as well as a 37.5% growth in Powered Vehicle products for the year ended December 31, 2021 compared to the prior fiscal year. The increase in Specialty Sports product sales reflects higher demand primarily in the OEM channel. The increase in Powered Vehicle product sales was primarily due to strong performance from our upfitting product lines, the inclusion of a full year of SCA's results and increased demand in the aftermarket channel.
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
Operating expenses

	For the fiscal years
(in millions)	2021	2020	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$70.9	$52.2	$18.7	35.8%
Research and development	46.6	34.3	12.3	35.9
General and administrative	97.2	71.3	25.9	36.3
Amortization of purchased intangibles	20.7	17.6	3.1	17.6
Total operating expenses	$235.4	$175.4	$60.0	34.2%
Total operating expenses for the year ended December 31, 2021 increased approximately $60.0 million, or 34.2%, over the comparable period in 2020. When expressed as a percentage of sales, operating expenses decreased to 18.1% of sales for the year ended December 31, 2021 compared to 19.7% of sales in 2020.
Within operating expenses, our sales and marketing expense increased by approximately $18.7 million primarily due to higher commissions of $11.8 million, higher employee related expenses of $1.5 million, and various other expenses. Research and development expenses increased approximately $12.3 million primarily due to headcount investments to support future growth. General and administrative expenses increased approximately $25.9 million due to higher employee related costs of $18.0 million, as well as various other investments of $5.1 million as we continue to scale our administrative support functions to meet the demands of our growing business. These increases were partially offset by lower acquisition-related costs of $9.3 million, as well as lower patent litigation related expenses of $1.1 million.
Amortization of purchased intangible assets for the year ended December 31, 2021 increased by approximately $3.1 million as compared to the year ended January 1, 2021, due to the amortization of SCA and Outside Van's intangible assets.

 Income from operations

	For the fiscal years
(in millions)	2021	2020	Change ($)	Change (%)
Income from operations	$196.9	$114.1	$82.8	72.6%
As a result of the factors discussed above, income from operations for the year ended December 31, 2021 increased approximately $82.8 million, or 72.6%, compared to income from operations in the year ended January 1, 2021.
Interest and other expense, net

	For the fiscal years
(in millions)	2021	2020	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$8.2	$9.3	$(1.1)	(11.8)%
Other expense, net	0.3	0.3	—	—
Interest and other expense, net	$8.5	$9.6	$(1.1)	(11.5)%
Interest and other expense, net for the year ended December 31, 2021 decreased by approximately $1.1 million to $8.5 million, compared to $9.6 million for the year ended January 1, 2021. The decrease in interest and other expense, net is primarily due to lower interest rates and the pay down of our term loan.
Income taxes

	For the fiscal years
(in millions)	2021	2020	Change ($)	Change (%)
Provision for income taxes	$24.6	$12.8	$11.8	92.2%
Income tax expense for the year ended December 31, 2021 increased by approximately $11.8 million to $24.6 million, compared to income tax expense of $12.8 million in the year ended January 1, 2021. The increase in expense resulted from the increase in pre-tax profit, partially offset by the benefit of a lower tax rate on U.S. foreign derived earnings.
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
As a result of the factors described above, our net income increased $72.1 million, or 78.6%, to $163.8 million in the fiscal year ended December 31, 2021 from $91.7 million for the fiscal year ended January 1, 2021.

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
As of December 30, 2022, we held $80.4 million of our $145.3 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate. We manage our foreign cash, intercompany payables and intercompany debt to provide a natural foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities are shown in the following table:

	For the years ended
	December 30	December 31	January 1
(in thousands)	2022	2021	2021
Net cash provided by operating activities	$187,094	$63,184	$82,499
Net cash used in investing activities	(44,735)	(104,946)	(388,525)
Net cash (used in) provided by financing activities	(179,141)	(23,776)	506,722
Effect of exchange rate changes on cash and cash equivalents	2,346	(540)	1,332
(Decrease) increase in cash and cash equivalents	$(34,436)	$(66,078)	$202,028
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
In the fiscal year ended December 30, 2022, cash provided by operating activities was $187.1 million and consisted of net income of $205.3 million plus non-cash items and other adjustments totaling $45.3 million, less changes in operating assets and liabilities totaling $63.5 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $49.2 million, stock-based compensation of $16.4 million, the write off of unamortized loan origination fees of $1.9 million, and the amortization of loan fees of $1.1 million, partially offset by a $18.4 million change in deferred taxes, the amortization of deferred gains on swap agreements of $3.2 million and gains of $1.7 million related to disposals of property, plant and equipment. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $78.5 million and accounts receivable of $64.0 million, partially offset by a decrease in prepaids and other current assets of $18.1 million, and increases in accounts payable of $40.5 million, accrued expenses of $11.7 million and income taxes payable of $8.7 million. The increase in inventory is due to several factors, including natural growth to meet anticipated demand, receipt of long lead time items that had been delayed, and higher levels of safety stock to mitigate supply chain uncertainty. The increases in accounts receivable, accounts payable and accrued expenses reflect normal business growth, as well as the timing of customer collections and vendor payments. The decrease in prepaids and other current assets is primarily due to a lower supply of chassis as we worked through the safety stock that we had secured at the end of 2021.
In the fiscal year ended December 31, 2021, cash provided by operating activities was $63.2 million and consisted of net income of $163.8 million plus non-cash items and other adjustments totaling $41.6 million, less changes in operating assets and liabilities totaling $142.2 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $43.4 million, stock-based compensation of $13.9 million, and amortization of loan fees of $1.6 million, offset by a $17.1 million change in deferred taxes and various others. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $146.5 million, prepaids and other current assets of $34.5 million, and accounts receivable of $20.2 million, offset by increases in net income taxes payable of $26.8 million, accrued expenses of $21.8 million, and accounts payable of $10.3 million. The increase in inventory is primarily due to additional raw material purchases to mitigate risks associated with supply chain uncertainty and shortages on certain parts needed to complete a suspension kit, as well as a higher balance of finished goods due to the timing of shipments. The increase in prepaids and other current assets is the result of increased chassis deposits. The increases in net income taxes payable, accrued expenses, accounts receivable and accounts payable are the result of normal business growth and the timing of vendor and tax payments.

In the fiscal year ended January 1, 2021, cash provided by operating activities was $82.4 million and consisted of net income of $91.7 million plus non-cash items and other adjustments totaling $29.7 million, less changes in operating assets and liabilities totaling $39.1 million. Non-cash items and other adjustments consisted primarily of depreciation and amortization of $33.9 million, stock-based compensation of $8.6 million, and amortization of loan fees of $1.5 million, offset by a $14.3 million change in deferred taxes. Cash invested in operating assets and liabilities is primarily the result of increases in prepaids and other current assets of $66.4 million and accounts receivable of $18.8 million, partially offset by increases in accounts payable and accrued expenses of $25.9 million and $11.2 million, respectively, an increase in income taxes payable of $1.2 million and a decrease in inventory of $7.8 million. The increase in prepaids and other current assets is primarily due to deposits on chassis and acquisition-related compensation payments held in escrow, both related to our acquired SCA subsidiary. The changes in inventory, accounts receivable, accounts payable and accrued expenses reflect business growth as well as timing of vendor payments.
Investing activities
Cash used in investing activities primarily relates to strategic acquisitions of businesses and other assets, and investments in our manufacturing and general infrastructure through the acquisition of property and equipment.
In the fiscal year ended December 30, 2022, cash used in investing activities was $44.7 million, which primarily consisted of $43.7 million in property and equipment additions, $3.5 million in cash consideration for our purchase of intellectual property assets, and $0.7 million in cash consideration to finalize our acquisition of Shock Therapy, partially offset by $3.2 million in proceeds from the sale of property and equipment.
In the fiscal year ended December 31, 2021, cash used in investing activities was $104.9 million, which primarily consisted of $54.8 million in property and equipment additions and $51.9 million of cash consideration for our acquisitions of Outside Van, Sola Sport and Shock Therapy, partially offset by $1.8 million in proceeds for the sale of property and equipment.
In the fiscal year ended January 1, 2021, cash used in investing activities was $388.5 million, which primarily consisted of $331.5 million of cash consideration for our acquisition of SCA and $56.7 million in property and equipment additions.
Financing activities
Cash used in or provided by financing activities primarily relates to changes in our capital structure, including the various forms of debt and equity instruments used to finance our business.
In the fiscal year ended December 30, 2022, net cash used in financing activities was $179.1 million, which primarily consisted of $404.3 million in payments on our line of credit, $382.5 million in payments on our term debt, $4.3 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program and $2.7 million in installment payments related to the purchase of the Tuscany non-controlling interest. These changes were partially offset by net proceeds from our 2022 Credit Facility of $602.4 million, which was used to refinance our Prior Credit Facility, and proceeds from the termination of our 2021 Swap Agreement of $12.3 million.
In the fiscal year ended December 31, 2021, net cash used in financing activities was $23.8 million, which primarily consisted of $12.5 million in payments on our term debt, $7.0 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program and $4.6 million in installment payments related to the purchase of the Tuscany non-controlling interest, partially offset by $0.3 million in proceeds received from the termination of our 2020 Swap Agreement.
In the fiscal year ended January 1, 2021, net cash provided by financing activities was $506.7 million, which consisted primarily of $392.4 million in proceeds, net of issuance costs, from our Prior Credit Facility, which was amended and restated in connection with our acquisition of SCA, partially offset by net payments of $68.0 million on our line of credit and payments on our term debt of $5.0 million. In addition, we received $198.2 million from our June 2020 issuance of common stock. These inflows were partially offset by $4.3 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program and $6.6 million in installment payments related to the purchase of the Tuscany non-controlling interest.
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, June 11, 2021 and December 16, 2021 (as amended, the "Prior Credit Facility"). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a term loan of $400.0 million. The term loan was subject to quarterly amortization payments.

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
On April 5, 2022, the Company borrowed $475.0 million under the 2022 Credit Facility, which was used to repay all outstanding amounts owed under the Prior Credit Facility and for general corporate purposes. Future advances under the 2022 Credit Facility will be used to finance working capital, capital expenditures and other general corporate purposes of the Company. To the extent not previously paid, all then-outstanding amounts under the 2022 Credit Facility are due and payable on the maturity date.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At December 30, 2022, the one-month SOFR and three-month SOFR rates were 4.06% and 3.62%, respectively. At December 30, 2022, our weighted-average interest rate on outstanding borrowing was 4.38%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 30, 2022.
Material Cash Requirements
As of December 30, 2022, we had the following material cash requirements related to commitments or contractual obligations (in thousands):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$200,000	$—	$—	$200,000	$—
Operating lease obligations	51,073	11,376	18,603	11,445	9,649
Purchase obligations and other	3,357	3,357	—	—	—
Total	$254,430	$14,733	$18,603	$211,445	$9,649
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

Critical Accounting Policies and Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policies that management believes are critical to the understanding and evaluating our reported financial results include the following: income taxes, inventory, warranty, goodwill and intangible assets, stock-based compensation, revenue recognition, provision for credit losses and fair value measurement. For further information see Note 1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating tax positions such as the closing of a tax audit, the refinement of estimates, and the expiration of a statute of limitations that may require periodic adjustments that impact our tax provision in our consolidated statements of income. Interest and penalties associated with income taxes are recorded as income tax expense. Refer to Note 15. Income Taxes for further details.

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
Warranty
Unless otherwise required by law, the Company generally offers limited warranties on its products for one to two years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results. Total accrued warranty liabilities were approximately $17.1 million and $15.5 million as of December 30, 2022 and December 31, 2021, respectively. Refer to Note 8. Accrued Expenses for further details.
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
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2022 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
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
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units ("RSUs"), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. Stock-based compensation was $16.4 million, $13.9 million and $8.6 million for the fiscal years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively. Refer to Note 13. Stockholders’ Equity for further details. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company does not estimate forfeitures in recognizing stock-based compensation expense.
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
Revenue recognition
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on all vehicle chassis that the dealer purchases directly from the OEM, however that deposit is refunded when the chassis is sold through to the end customer.
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Accrued sales rebates were $8.7 million and $8.6 million as of December 30, 2022 and December 31, 2021, respectively. Sales returns allowances have historically been immaterial to the financial statements. Certain pricing provisions that provide the customer with future discounts are considered a material right. Such material rights result in the deferral of revenue that are recognized when the rights are exercised by the customer. Measuring the material rights requires judgments including forecasts of future sales and product mix.
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
On June 11, 2021, the Company entered into an interest rate swap agreement (the "2021 Swap Agreement") to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the "2022 Swap Agreement"). Refer to Note 11. Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, an interest rate swap contract is recognized as an asset or liability on the Consolidated Balance Sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company expects to adopt the interim disclosure requirements as applicable during the first quarter of 2023 and the annual disclosure requirements, except for the annual rollforward, in the 2023 Annual Report on Form 10-K. The Company expects to adopt the annual rollforward requirement in the 2024 Annual Report on Form 10-K. The Company is currently evaluating ASU 2022-04 and assessing the impact this guidance will have on its consolidated financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. As of December 30, 2022, we had $200.0 million of indebtedness outstanding under our 2022 Credit Facility. Based on the $100.0 million of variable interest rate indebtedness that was outstanding as of December 30, 2022, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.0 million increase or decrease in interest expense for the year ended December 30, 2022, respectively.
Exchange rate sensitivity
As of December 30, 2022, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, we may be exposed to greater exchange rate sensitivity in the future. Currently, we enter into short-term foreign currency swap contracts to mitigate our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure further in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents, interest rate swap agreement and trade receivables. As of December 30, 2022, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents and interest rate swap agreement present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
We do not currently hedge our exposure to increases in the prices for our primary raw materials.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and the report of our independent registered public accounting firm are included in Part IV. Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K. The index to these reports and our financial statements is included in Item 15. Exhibits, Financial Statement Schedules below.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2022. Based on the evaluation of our disclosure controls and procedures as of December 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The Management’s Report on Internal Control Over Financial Reporting is contained in Part IV. Management's Report on Internal Control Over Financial Reporting of this Annual Report on Form 10-K and is incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
Grant Thornton, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting. A report of independent registered public accounting firm is contained in Part IV. Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Class I Directors" and "Corporate Governance."
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements
Management’s Report on Internal Control Over Financial Reporting	63
Reports of Independent Registered Public Accounting Firm (PCAOB ID Number: 248)	64
Consolidated Balance Sheets as of December 30, 2022 and December 31, 2021	68
Consolidated Statements of Income for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	69
Consolidated Statements of Comprehensive Income for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	70
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	71
Consolidated Statements of Cash Flows for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	72
Notes to Consolidated Financial Statements	74

(b) Exhibits
See Index to Exhibits	58
ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate	S-1	333-189841	July 8, 2013
4.2	Form of Indenture	S-3	333-203146	March 31, 2015
4.3	Description of Securities	10-K	001-36040	March 3, 2020
10.1†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Chris Tutton	10-K	001-36040	February 26, 2019
10.2†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Michael C. Dennison	10-K	001-36040	February 26, 2019
10.3†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019
10.4†	Employment Agreement, by and between Fox Factory Holding Corp. and Scott Humphrey, dated August 4, 2020.	8-K	001-36040	August 5, 2020
10.5†	Employment Agreement by and between Fox Factory, Inc. and Richard T. Winters, dated June 29, 2019.	8-K	001-36040	August 10, 2020
10.6†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory Holding Corp. and Michael C. Dennison, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.7†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.8†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Christopher J. Tutton, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.9†	Second Amendment to the Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2022.	8-K	001-36040	August 8, 2022
10.10†	Fourth Amended and Restated Non-Employee Director Compensation Policy, effective March 2, 2020.	10-K	001-36040	February 25, 2021
10.11†	Fifth Amended and Restated Non-Employee Director Compensation Policy, effective January 2, 2021.	10-K	001-36040	February 25, 2021
10.12†	Form of Indemnification Agreement, by and between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors	10-Q	001-36040	October 31, 2018
10.13†	2008 Stock Option Plan, as amended	S-1	333-189841	July 8, 2013
10.14†	2008 Non-Statutory Stock Option Plan, as amended	S-1/A	333-189841	August 2, 2013
10.15†	Fox Factory Holding Corp. 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
10.16†	Form of Employee Restricted Stock Unit Award Agreement for Non-Employee Directors under 2022 Omnibus Plan (U.S.)	8-K	001-36040	May 6, 2022
10.17†	Form of Restricted Stock Unit Award Agreement under 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
10.18†	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
10.20	Pilot Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020

10.21	Bond Purchase Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.22	Financing Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.23	Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.24	Amendment No. 1 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2020.	10-K	001-36040	February 24, 2022
10.25	Amendment No. 2 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2021.	10-K	001-36040	February 24, 2022
10.26	Deed to Secure Debt and Security Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.27	Assignment of Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.28	Direct Payment Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.29	Credit Agreement, among Fox Factory Holding Corp., Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and a group of lenders party thereto, dated April 5, 2022.	8-K	001-36040	April 5, 2022
10.30†	Deferred Compensation Plan, effective June 30, 2021.	S-8	333-264858	June 29, 2021
10.31	Securities Purchase Agreement, between Fox Factory, Inc., CWH Holdco, LLC, CWH Blocker Corp., and Thompson Street Capital Partners V, L.P., effective February 17, 2023.				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Scott R. Humphrey
February 23, 2023		Scott R. Humphrey, Chief Financial Officer and Treasurer
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

Signature	Title	Date

/s/ Michael C. Dennison	Chief Executive Officer and Director	February 23, 2023
Michael C. Dennison	(Principal Executive Officer)

/s/ Scott R. Humphrey	Chief Financial Officer and Treasurer	February 23, 2023
Scott R. Humphrey	(Principal Financial and Accounting Officer)

/s/ Dudley W. Mendenhall	Chairman	February 23, 2023
Dudley W. Mendenhall

/s/ Thomas E. Duncan	Director	February 23, 2023
Thomas E. Duncan

/s/ Elizabeth A. Fetter	Director	February 23, 2023
Elizabeth A. Fetter

/s/ Jean H. Hlay	Director	February 23, 2023
Jean H. Hlay

/s/ Ted D. Waitman	Director	February 23, 2023
Ted D. Waitman

/s/ Sidney Johnson	Director	February 23, 2023
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
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of December 30, 2022.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 23, 2023

/s/ Michael C. Dennison
Michael C. Dennison
Chief Executive Officer

/s/ Scott R. Humphrey
Scott R. Humphrey
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, stockholder's equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
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

The principal consideration for our determination that the net realizable value of inventory represents a critical audit matter is that the assessment of the valuation of inventory is complex and includes an estimate of forecasted demand. The demand estimate is subjective and requires the Company to consider significant assumptions such as economic conditions, technology changes, and new product introductions, which are subject to significant uncertainty and therefore require significant auditor judgement.
Our audit procedures related to the net realizable value of inventory included the following, among others:
•We obtained management’s analysis for estimated excess or obsolete inventory. We evaluated the appropriateness of management's approach and tested the completeness and accuracy of the underlying data.
•We tested selected inventory items by making inquiries of management and evaluating the appropriateness of judgments and assumptions. We also reviewed industry reports and inquired with management and various staff members outside of the finance function to understand macroeconomic, technology, and product trends.
•We performed a retrospective review by comparing previous demand forecasts to actual usage during the year for a sample of items.
•We compared selected 2023 estimated demand to actual customer sales orders and forecasted demand information as provided by the sales and operations team in order to test the accuracy of demand information included in the calculation.
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
•We tested the accuracy of the underlying data used in the forecasts by agreeing the baseline 2022 results for selected jurisdictions to general ledger balances.
•We compared the previous year’s forecast of future taxable income with the 2022 actual results to assess management’s ability to accurately estimate future growth.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
San Francisco, California
February 23, 2023

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	December 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$145,250	$179,686
Accounts receivable (net of allowances of $443 and $410 at December 30, 2022 and December 31, 2021, respectively)	200,440	142,040
Inventory	350,620	279,837
Prepaids and other current assets	101,364	123,107
Total current assets	797,674	724,670
Property, plant and equipment, net	202,215	192,003
Lease right-of-use assets	48,096	38,752
Deferred tax assets	57,339	34,998
Goodwill	323,978	323,299
Intangibles, net	178,980	197,021
Other assets	10,054	4,986
Total assets	$1,618,336	$1,515,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131,160	$99,984
Accrued expenses	127,729	112,378
Current portion of long-term debt	—	17,500
Total current liabilities	258,889	229,862
Line of credit	200,000	—
Long-term debt, less current portion	—	360,953
Other liabilities	38,061	30,832
Total liabilities	496,950	621,647
Commitments and contingent liabilities (Refer to Note 12. Commitments and Contingent Liabilities)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of December 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,160 shares issued and 42,270 outstanding as of December 30, 2022; 43,010 shares issued and 42,120 outstanding as of December 31, 2021	42	42
Additional paid-in capital	356,239	344,119
Treasury stock, at cost; 890 common shares as of December 30, 2022 and December 31, 2021	(13,754)	(13,754)
Accumulated other comprehensive income	14,782	4,876
Retained earnings	764,077	558,799
Total stockholders’ equity	1,121,386	894,082
Total liabilities and stockholders’ equity	$1,618,336	$1,515,729
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Sales	$1,602,491	$1,299,064	$890,554
Cost of sales	1,071,148	866,732	601,007
Gross profit	531,343	432,332	289,547
Operating expenses:
Sales and marketing	90,801	70,925	52,214
Research and development	56,205	46,567	34,292
General and administrative	116,103	97,241	71,309
Amortization of purchased intangibles	21,537	20,685	17,583
Total operating expenses	284,646	235,418	175,398
Income from operations	246,697	196,914	114,149
Interest and other expense, net:
Interest expense	8,939	8,162	9,294
Other expense, net	3,994	371	325
Interest and other expense, net	12,933	8,533	9,619
Income before income taxes	233,764	188,381	104,530
Provision for income taxes	28,486	24,563	12,784
Net income	205,278	163,818	91,746
Less: net income attributable to non-controlling interest	—	—	1,072
Net income attributable to Fox stockholders	$205,278	$163,818	$90,674
Earnings per share:
Basic	$4.86	$3.90	$2.25
Diluted	$4.84	$3.87	$2.22
Weighted-average shares used to compute earnings per share:
Basic	42,232	42,022	40,229
Diluted	42,384	42,366	40,801
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the fiscal years ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Net income	$205,278	$163,818	$91,746
Other comprehensive income
Interest rate swap, net of tax effects	14,824	3,644	(699)
Foreign currency translation adjustments, net of tax effects	(4,918)	164	1,617
Other comprehensive income	9,906	3,808	918
Comprehensive income	215,184	167,626	92,664
Less: comprehensive income attributable to non-controlling interest	—	—	1,072
Comprehensive income attributable to Fox stockholders	$215,184	$167,626	$91,592
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interest
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity	Redeemable non-controlling interest
	Shares	Amount	Shares	Amount

Balance - January 3, 2020	39,448	$39	890	$(13,754)	$123,274	$150	$312,491	$422,200	$15,719
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	348	1	—	—	(4,342)	—	—	(4,341)	—
Issuance of common stock, net	2,760	2	—	—	198,233	—	—	198,235	—
Issuance of stock for business acquisition	—	—	—	—	322	—	—	322	—
Adjustment to the fair value of non-controlling interest	—	—	—	—	—	—	(8,184)	(8,184)	8,184
Redeemable non-controlling interest	136	—	—	—	11,169	—	—	11,169	(24,975)
Stock-based compensation expense	—	—	—	—	8,178	—	—	8,178	—
Other comprehensive income	—	—	—	—	—	918	—	918	—
Net income	—	—	—	—	—	—	90,674	90,674	1,072
Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	318	—	—	—	(7,050)	—	—	(7,050)	—
Stock-based compensation expense	—	—	—	—	14,335	—	—	14,335	—
Other comprehensive income	—	—	—	—	—	3,808	—	3,808	—
Net income	—	—	—	—	—	—	163,818	163,818	—
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	150	—	—	—	(4,231)	—	—	(4,231)	—
Stock-based compensation expense	—	—	—	—	16,351	—	—	16,351	—
Other comprehensive income	—	—	—	—	—	9,906	—	9,906	—
Net income	—	—	—	—	—	—	205,278	205,278	—
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386	$—
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	December 30,	December 31,	January 1,
	2022	2021	2021
OPERATING ACTIVITIES:
Net income	$205,278	$163,818	$91,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,242	43,426	33,927
Stock-based compensation	16,351	13,914	8,618
Amortization of loan fees	1,086	1,631	1,543
Write off of unamortized loan origination fees	1,927	—	—
Amortization of deferred gains on prior swap settlements	(3,177)	(48)	—
Gain on disposal of property and equipment	(1,740)	(96)	—
Deferred taxes and uncertain tax positions	(18,445)	(17,096)	(14,291)
Changes in operating assets and liabilities:
Accounts receivable	(63,957)	(20,230)	(18,771)
Inventory	(78,537)	(146,532)	7,877
Income taxes	8,717	26,789	1,192
Prepaids and other assets	18,132	(34,509)	(66,400)
Accounts payable	40,493	10,304	25,892
Accrued expenses and other liabilities	11,724	21,813	11,166
Net cash provided by operating activities	187,094	63,184	82,499
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(714)	(51,881)	(331,531)
Acquisition of other assets	(3,500)	—	(250)
Purchases of property and equipment	(43,701)	(54,846)	(56,744)
Proceeds from sale of property and equipment	3,180	1,781	—
Net cash used in investing activities	(44,735)	(104,946)	(388,525)
FINANCING ACTIVITIES:
Proceeds from line of credit, net of origination fees	602,356	37,931	225,125
Payments on line of credit	(404,336)	(37,931)	(293,125)
Proceeds from issuance of debt, net of origination fees	—	—	392,385
Repayment of term debt upon refinancing of Prior Credit Facility	(382,500)	(12,500)	(5,000)
Proceeds from sale of common stock, net	—	—	198,236
Installment on purchase of non-controlling interest	(2,700)	(4,550)	(6,556)
Repurchases from stock compensation program, net	(4,231)	(7,050)	(4,343)
Proceeds from termination of swap agreement	12,270	324	—
Net cash (used in) provided by financing activities	(179,141)	(23,776)	506,722
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,346	(540)	1,332
CHANGE IN CASH AND CASH EQUIVALENTS	(34,436)	(66,078)	202,028
CASH AND CASH EQUIVALENTS—Beginning of year	179,686	245,764	43,736
CASH AND CASH EQUIVALENTS—End of year	$145,250	$179,686	$245,764
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	December 30,	December 31,	January 1,
SUPPLEMENTAL CASH FLOW INFORMATION:	2022	2021	2021
Cash paid during the period for:
Income taxes	$37,493	$14,980	$26,228
Cash paid for interest, net of capitalized interest	$9,922	$6,384	$7,171
Cash paid for amounts included in the measurement of lease liabilities	$10,499	$8,747	$7,095
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$21,167	$20,289	$14,178
Non-cash investing and financing activities:
Acquisition of non-controlling interest in exchange for equity and installment payments	$—	$—	$18,419
Capital expenditures included in accounts payable	$2,049	$3,491	$6,997
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
December 30, 2022
(in thousands, except per share amounts)
1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the "Company") designs, engineers, manufactures and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily for bicycles ("bikes"), side-by-side vehicles ("side-by-sides"), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles ("ATVs"), snowmobiles, and specialty vehicles and applications. Some of our products are specifically designed and marketed to the leading cycling and powered vehicle original equipment manufacturers ("OEMs"), while others are distributed to consumers through a global network of dealers and distributors.
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
Fiscal Year Calendar - The Company operates using a 52-53 week fiscal year calendar ending on the Friday nearest to December 31. Therefore, the financial results of certain fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. For the fiscal years 2022, 2021 and 2020, the Company's fiscal year ended on December 30, 2022, December 31, 2021 and January 1, 2021 and each had 52 weeks.
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
Foreign currency transaction losses of $3,377, $455, and $396 for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively, are included as a component of other income or expense.
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
December 30, 2022
(in thousands, except per share amounts)
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of December 30, 2022 the Company held $64,859 in cash at U.S. subsidiaries and $80,391 at subsidiaries outside the U.S. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company's accounts receivable balance:

	December 30,	December 31,
	2022	2021
Customer A	14%	6%
Customer B	9%	11%
Customer C	8%	10%
No other customers were individually significant in any of these periods presented.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 34%, 32%, and 28% of its product components for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively, from ten vendors. As of December 30, 2022 and December 31, 2021, amounts due to these vendors represented 38% and 10% of accounts payable, respectively.
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
The following table presents the activity in the allowance for credit losses:

	For the fiscal years ended
	December 30	December 31	January 1
Allowance for credit losses:	2022	2021	2021
Balance, beginning of year	$410	$663	$810
Add: bad debt expense (benefit)	446	(14)	103
Less: write-offs, net of recoveries	(413)	(239)	(250)
Balance, end of year	$443	$410	$663
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
December 30, 2022
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
Internal-use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. The Company capitalized $4,863 in internal use computer software costs during the year ended December 30, 2022. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets - The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 30, 2022, December 31, 2021 and January 1, 2021.
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
December 30, 2022
(in thousands, except per share amounts)
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2022 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Intangible assets including customer relationships, certain trademarks, and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Certain trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 30, 2022, December 31, 2021 and January 1, 2021.
Self-Insurance - The Company is self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of December 30, 2022 and December 31, 2021 are $1,988 and $1,754 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on all vehicle chassis that the dealer purchases directly from the OEM, however that deposit is refunded when the chassis is sold through to the end customer.
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
December 30, 2022
(in thousands, except per share amounts)
Shipping and Handling Fees and Costs - The Company includes shipping and handling fees billed to customers in sales. Shipping costs associated with inbound freight are capitalized as part of inventory and included in cost of sales as products are sold.
Sales and Marketing - Our sales and marketing expenses include costs related to our sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include commissions paid to outside sales representatives, promotional materials and products, our sales office costs, race support and sponsorships of events and athletes, advertising and promotions related to trade shows, and travel and entertainment.
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
The Company accounts for global intangible low-taxed income ("GILTI") in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended December 30, 2022 was fully offset by foreign tax credits associated with the income.
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
Advertising - Advertising costs are expensed as incurred and recorded as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $4,813, $2,741, and $2,188 for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively.
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
December 30, 2022
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
The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. As of December 31, 2021, amounts owed under the Company's Prior Credit Facility approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio. The Prior Credit Facility was terminated on April 5, 2022 and replaced with the revolving 2022 Credit Facility.
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
December 30, 2022
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
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company expects to adopt the interim disclosure requirements as applicable during the first quarter of 2023 and the annual disclosure requirements, except for the annual rollforward, in the 2023 Annual Report on Form 10-K. The Company expects to adopt the annual rollforward requirement in the 2024 Annual Report on Form 10-K. This adoption is not expected to have a material impact on our financial statements. The Company is currently evaluating ASU 2022-04 and assessing the impact this guidance will have on its consolidated financial statements and disclosures.

2. Revenues
The following table summarizes total sales by product category:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Powered Vehicle products	$921,520	$720,029	$523,694
Specialty Sports products	680,971	579,035	366,860
Total sales	$1,602,491	$1,299,064	$890,554
The following table summarizes total sales by sales channel:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
OEM	$909,550	$718,000	$494,068
Aftermarket	692,941	581,064	396,486
Total sales	$1,602,491	$1,299,064	$890,554
The following table summarizes total sales generated by geographic location of the customer:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
North America	$1,009,203	$811,312	$593,267
Asia	252,275	241,033	144,836
Europe	320,545	230,491	143,817
Rest of the World	20,468	16,228	8,634
Total sales	$1,602,491	$1,299,064	$890,554

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
3. Inventory
Inventory consisted of the following:

	December 30,	December 31,
	2022	2021
Raw materials	$247,441	$200,460
Work-in-process	9,959	7,539
Finished goods	93,220	71,838
Total inventory	$350,620	$279,837

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	December 30,	December 31
	2022	2021
Prepaid chassis deposits	$74,013	$98,618
Advanced payments and prepaid contracts	13,598	14,024
Other current assets	13,753	10,465
Total prepaids and other assets	$101,364	$123,107

5. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 30,	December 31,
	2022	2021
Building and building improvements	$73,594	$72,088
Information systems, office equipment and furniture	21,655	20,988
Internal-use computer software	30,290	25,700
Land and land improvements	14,493	15,663
Leasehold improvements	20,078	22,835
Machinery and manufacturing equipment	122,748	106,628
Transportation equipment	12,450	7,372
Total property, plant and equipment	295,308	271,274
Less: accumulated depreciation and amortization	(93,093)	(79,271)
Total property, plant and equipment, net	$202,215	$192,003
At the end of March 2022, the Company retired approximately $6,717 in assets that were fully depreciated in response to the shutdown of our Watsonville, California facility.
Depreciation expense was $27,705, $22,741, and $16,341 for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively, including $3,787, $2,492, and $2,250 of internal-use software amortization for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively. The Company capitalized $4,863 in internal use computer software costs during the year ended December 30, 2022.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
The following table summarizes the allocation of depreciation expense in the accompanying consolidated statements of income:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Cost of sales	$13,741	$11,656	$9,266
General and administrative	11,003	8,780	4,868
Research and development	2,441	2,080	2,044
Sales and marketing	520	225	163
Total depreciation expense	$27,705	$22,741	$16,341

The Company’s long-lived assets by geographic location are as follows:

	December 30,	December 31,
	2022	2021
United States	$166,544	$161,451
International	35,671	30,552
Total long-lived assets	$202,215	$192,003

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
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 5.64 years and the weighted-average incremental borrowing rate was 2.42% as of December 30, 2022.
Operating lease costs consisted of the following:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Operating lease cost	$11,209	$9,124	$7,201
Other lease costs (1)	3,638	1,122	937
Total lease costs	$14,847	$10,246	$8,138

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	December 30, 2022
Operating lease right-of-use assets	Lease right-of-use assets	$48,096
Current lease liabilities	Accrued expenses	$10,314
Non-current lease liabilities	Other liabilities	$37,098

Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2023	$11,376
2024	10,480
2025	8,123
2026	7,027
2027	4,418
Thereafter	9,649
Total lease payments	51,073
Less: imputed interest	(3,661)
Present value of lease liabilities	47,412
Less: current portion	(10,314)
Lease liabilities less current portion	$37,098

7. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 30, 2022
Customer relationships	$195,910	$(86,023)	$109,887	10
Core technology	39,291	(34,412)	4,879	8
Trademarks and brands, subject to amortization	12,443	(3,799)	8,644	9
Total	$247,644	$(124,234)	123,410
Trademarks and brands, not subject to amortization			55,570
Total			$178,980
December 31, 2021
Customer relationships	$195,910	$(66,240)	$129,670	10
Core technology	35,795	(33,989)	1,806	8
Trademarks and brands, subject to amortization	12,443	(2,468)	9,975	9
Total	$244,148	$(102,697)	141,451
Trademarks and brands, not subject to amortization			55,570
Total			$197,021

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
The following table summarizes the amortization of intangible assets in the accompanying consolidated statements of income:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Amortization of intangibles	$21,537	$20,685	$17,583
Future amortization expense for finite-lived intangibles as of December 30, 2022 is as follows:

For fiscal year:	Amortization Expense
2023	$21,058
2024	20,851
2025	18,216
2026	17,658
2027	16,307
Thereafter	29,320
Total expected future amortization	$123,410

Goodwill activity consisted of the following:
Balance as of December 31, 2021	$323,299
Acquisitions (Refer to Note 18. Acquisitions)	714
Currency translation and other adjustments	(35)
Balance as of December 30, 2022	$323,978

8. Accrued Expenses
Accrued expenses consisted of the following:

	December 30,	December 31,
	2022	2021
Payroll and related expenses	$38,193	$32,968
Current portion of lease liabilities	10,314	9,095
Warranty	17,071	15,510
Income tax payable	40,701	34,845
Accrued sales rebate	8,693	8,568
NCI buyout liability	—	2,700
Other accrued expenses	12,757	8,692
Total accrued expenses	$127,729	$112,378
Activity related to warranties is as follows:

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Beginning warranty liability	$15,510	$9,835	$5,649
Charge to cost of sales	11,387	13,603	6,887
Fair value of warranty assumed in acquisition	—	150	3,158
Costs incurred	(9,826)	(8,078)	(5,859)
Ending warranty liability	$17,071	$15,510	$9,835

9. Related Party Transactions
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). Refer to Note 18. Acquisitions for further details of this acquisition. The Company has transactions with an automotive dealership owned by a former owner of SCA, who is now an employee of the Company. The Company purchased approximately $2,015, $1,206 and $1,172 in parts and vehicles, and sold approximately $1,010, $538 and $404 of upfit packages to the dealership during the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively. The Company had $99 and $105 in accounts payable, related to this dealership as of December 30, 2022 and December 31, 2021, respectively. The Company had $50 in accounts receivable related to this dealership as of December 31, 2021. No accounts receivable were outstanding as of December 30, 2022.
On July 22, 2020 the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash and stock portions were settled in quarterly installments through July 2022. Refer to Note 12. Commitments and Contingent Liabilities for additional details of this agreement.

10. Debt
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, June 11, 2021 and December 16, 2021 (as amended, the "Prior Credit Facility"). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan was subject to quarterly amortization payments.
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
December 30, 2022
(in thousands, except per share amounts)
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At December 30, 2022, the one-month SOFR and three-month SOFR rates were 4.06% and 3.62%, respectively. At December 30, 2022, our weighted-average interest rate on outstanding borrowing was 4.38%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 30, 2022.
The following table summarizes the line of credit under the 2022 Credit Facility and the Prior Credit Facility:

	December 30,	December 31,
	2022	2021
Amount outstanding	$200,000	$—
Standby letters of credit	$—	$15,000
Available borrowing capacity	$450,000	$235,000
Total borrowing capacity	$650,000	$250,000
Maturity date	April 5, 2027	March 11, 2025

11. Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company utilizes interest rate swaps to limit its exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments based on the three-month Term SOFR over the lives of the agreements without an exchange of the underlying principal amounts.
As of December 30, 2022 and December 31, 2021, the Company had the following interest rate swap contracts:

			December 30,	December 31,
			2022	2021
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$189	$276
July 2, 2021	April 5, 2022	$200,000	9,180	3,583
April 5, 2022	April 5, 2027	$100,000	5,087	—
Total			$14,456	$3,859

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
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
The 2022 Swap Agreement has a maturity date of April 5, 2027 and is indexed to a three-month Term SOFR (as defined in the 2022 Swap Agreement). The 2022 Swap Agreement met the criteria as a cash flow hedge under ASC 815, Derivatives and Hedging ("ASC 815"), and is recorded to other assets or other liabilities on the Consolidated Balance Sheets. Refer to Note 16. Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Consolidated Statements of Income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income for the years ended December 30, 2022 and December 31, 2021 were gains of $14,824 and $3,645, respectively. The gains and losses, related to the effective portion of derivative instruments designated as cash flow hedges recognized in interest expense for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 were a gain of $2,750 and losses of $600 and $115, respectively.
Over the next twelve months, the Company expects to recognize $3,256 of the $14,456 of unrealized gains currently included in accumulated other comprehensive income as an offset to interest expense.

12. Commitments and Contingent Liabilities
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
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments beginning in July 2020 through July 2022, which amounted to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company had no remaining liability as of December 30, 2022. The stock portion of 136 shares were released from escrow on a quarterly basis starting January 2021 through July 2022. The Company released 58 and 78 shares during the years ended December 30, 2022 and December 31, 2021, respectively. The Company had no remaining shares to be released as of December 30, 2022. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
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
The Company did not incur any expenses related to secondary offerings during the fiscal years ended December 30, 2022 and December 31, 2021.
Equity Incentive Plans
The Company has outstanding awards under the following equity incentive plans: the 2008 Stock Option Plan (the "2008 Plan"), the 2008 Non-Statutory Stock Option Plan (the "2008 Non-Statutory Plan") and the 2013 Omnibus Plan (the "2013 Plan"). On February 23, 2022, the Board of Directors, upon recommendation of the Compensation Committee approved the 2022 Omnibus Plan (the "2022 Plan"), which replaced the 2013 Plan. All remaining available shares under the 2013 Plan were rolled into the 2022 Plan and made available for issuance. No further awards will be granted pursuant to the 2008 Plan, the 2008 Non-Statutory Plan. Under the 2022 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance units and/or performance shares.
The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to ten years and expire no later than 10 years from the date of grant. RSUs generally vest over a three to four-year period with equal annual installments beginning at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 30, 2022, there were 4,889 shares reserved for issuance under the Company's equity incentive plans and 4,463 shares available for grant under the 2022 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.
Stock-Based Compensation
Compensation expense related to the Company's share-based awards for the fiscal years ended December 30, 2022, December 31, 2021, and January 1, 2021 was $16,351, $13,914, and $8,618, respectively, all of which related to RSUs. No compensation expense related to stock options was incurred during the fiscal years ended December 30, 2022, December 31, 2021, and January 1, 2021.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Cost of sales	$957	$710	$625
Sales and marketing	924	803	635
Research and development	946	944	788
General and administrative	13,524	11,457	6,570
Total	$16,351	$13,914	$8,618
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan was included in Accrued Expenses on the Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the year ended December 31, 2021 upon the issuance of the underlying restricted stock units.
Stock-based compensation expense capitalized to inventory was not material for the years ended December 30, 2022, December 31, 2021 and January 1, 2021.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
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
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2020	427	$44.98
Granted	260	47.46
Canceled	(13)	48.51
Vested	(224)	37.34
Unvested at January 1, 2021	450	50.12
Granted	89	149.08
Canceled	(24)	56.21
Vested	(177)	49.17
Unvested at December 31, 2021	338	76.30
Granted	142	95.34
Canceled	(17)	97.00
Vested	(166)	73.14
Unvested at December 30, 2022	297	$87.05
The fair value of vested RSUs was $15,140, $27,213 and $15,625 for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively. As of December 30, 2022, the Company had approximately $17,591 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.76 years.
Performance Stock Units
During the year ended December 30, 2022, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 2-3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of performance share units is calculated based on the stock price on the date of grant.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
The following table summarizes the activity for the Company's unvested PSUs for the year ended December 30, 2022:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	—	$—
Granted	29,000	141.46
Unvested at December 31, 2021	29,000	141.46
Granted	37,000	120.90
Canceled	(4,000)	126.73
Vested	(14,000)	141.46
Unvested at December 30, 2022	48,000	$126.69
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $7,178 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.73 years.
Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at January 3, 2020	431	$5.27	2	$27,814
Options exercised	(206)	5.16		19,724
Balance at January 1, 2021	225	5.37	2	22,593
Options exercised	(192)	5.41		25,751
Balance at December 31, 2021	33	5.16	1	5,389
Options exercised	(33)	5.16		2,470
Balance at December 30, 2022	—	—	0	—
Options vested and expected to vest - December 30, 2022	—	—	0	—
Options exercisable - December 30, 2022	—	$—	0	$—
Aggregate intrinsic value represents the difference between the closing price of the Company's common stock on NASDAQ and the exercise price of outstanding, in-the-money options. No options vested during the year ended December 30, 2022. As of December 30, 2022, stock-based compensation expense related to stock options has been fully recognized.
During the years ended December 30, 2022, December 31, 2021 and January 1, 2021, 33, 192, and 206 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $169, $1,042, and $1,063, respectively. As of December 30, 2022, stock-based compensation expense related to stock options has been fully recognized.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
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
The following table presents the calculation of basic and diluted earnings per share:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Net income attributable to FOX stockholders	$205,278	$163,818	$90,674

Weighted average shares used to compute basic earnings per share	42,232	42,022	40,229
Dilutive effect of employee stock plans	152	344	572
Weighted average shares used to compute diluted earnings per share	42,384	42,366	40,801
Earnings per share:
Basic	$4.86	$3.90	$2.25
Diluted	$4.84	$3.87	$2.22
The Company excluded 20 shares from the calculation of diluted earnings per share for the year ended December 30, 2022 as these shares would have been antidilutive. No potentially dilutive shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2021 and January 1, 2021, respectively.

15. Income Taxes
Provision for Income Taxes
The components of income tax expense are as follows:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Current:
Federal	$33,622	$30,698	$18,061
State	4,372	(138)	1,590
Foreign	11,964	8,617	8,043
Total current	49,958	39,177	27,694
Deferred:
Federal	(17,447)	(14,447)	(14,589)
State	(2,837)	(23)	373
Foreign	(1,188)	(144)	(694)
Total deferred	(21,472)	(14,614)	(14,910)
Provision for income taxes	$28,486	$24,563	$12,784

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
The Company's income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
United States	$197,640	$149,238	$74,777
Foreign	36,124	39,143	29,753
Total income before provision for income taxes	$233,764	$188,381	$104,530
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
Foreign derived income benefit	(6.6)	(5.8)	(5.0)
Valuation allowance on foreign tax credits	(3.8)	1.1	0.7
Research and development tax credit	(2.9)	(1.1)	(0.9)
Foreign withholding taxes, net of foreign tax credits	1.1	—	—
Executive compensation deduction limitation	0.8	1.2	0.8
State taxes, net of federal benefit	0.6	1.9	1.8
Stock-based compensation	(0.5)	(5.0)	(5.9)
Change in liability for unrecognized tax benefits	—	(1.4)	0.6
Other	2.5	1.1	(0.9)
Effective tax rate	12.2%	13.0%	12.2%

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
Deferred Income Taxes

	December 30,	December 31,
	2022	2021
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$47,779	$48,329
Inventory	8,222	5,452
Accrued liabilities	7,146	9,319
Lease liability	6,077	3,646
Capitalized research & development	16,502	5,880
Stock-based compensation	—	2,254
Research and development tax credits	3,963	2,721
Other	4,586	625
Total deferred tax asset	94,275	78,226
Valuation allowance	(280)	(9,223)
Net deferred tax asset	93,995	69,003
Deferred tax liabilities:
Intangible assets	(23,078)	(23,357)
Depreciation	(5,583)	(5,711)
Lease right-of-use asset	(6,232)	(3,783)
Accrued withholding tax on unremitted foreign dividends	—	(854)
Stock-based compensation	(121)	—
Other	(1,642)	(300)
Total deferred tax liability	(36,656)	(34,005)
Net deferred tax asset	$57,339	$34,998
As of December 30, 2022, the Company had foreign tax credits of $47,779 that begin to expire in 2026, unless previously utilized.
As of December 30, 2022, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. For the year ended December 30, 2022, the valuation allowance decreased by $9,161. U.S. Tax Regulations proposed by the U.S. Treasury and Internal Revenue Service on November 22, 2022, which were early adopted by the Company, provided clarification to earlier guidance and resulted in the Company's ability to utilize certain foreign tax credits related to royalties. As a result, the Company determined a valuation allowance was not needed. Other components of the valuation allowance were not significant. It is reasonably possible that the Company could record a material adjustment to the valuation allowance in the next twelve months.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
Unrecognized Tax Benefits

	For the fiscal years ended
	December 30	December 31	January 1
	2022	2021	2021
Balance - beginning of period	$228	$3,150	$2,300
Increase related to current year tax positions	—	—	664
Increase related to prior year tax positions	—	—	187
Decrease related to prior year tax positions	(109)	(2,923)	—
Increase (decrease) due to expiration of statute of limitations	—	1	(1)
Balance - end of period	$119	$228	$3,150
As of December 30, 2022, the Company had $119 of unrecognized tax benefits. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions.
The Company's 2019 and forward federal tax returns, state tax returns from 2017 and forward, and foreign tax returns from 2019 and forward are subject to examination by tax authorities.

16. Fair Value Measurements and Financial Instruments
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
The following table presents the Company's hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	December 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$5,087	$—	$5,087	$—	$3,583	$—	$3,583
Total assets measured at fair value	$—	$5,087	$—	$5,087	$—	$3,583	$—	$3,583
Liabilities:
Prior Credit Facility	$—	$—	$—	$—	$—	$378,453	$—	$378,453
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$378,453	$—	$378,453
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 30, 2022, and December 31, 2021.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 30, 2022
(in thousands, except per share amounts)
On June 11, 2021, the Company entered into the 2021 Swap Agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into the 2022 Swap Agreement. Refer to Note 11. Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, an interest rate swap contract is recognized as an asset or liability on the Consolidated Balance Sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

17. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $3,649, $2,655, and $2,078 for each of the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively.

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
The Company also agreed to an additional $10,326 of contingent retention incentives for key SCA management of which $9,036 is cash and $1,290 is stock, to be held in escrow and payable over two years from the acquisition date. The Company recognized $955, $5,160 and $4,211 in costs associated with such retention incentives during the years ended December 30, 2022, December 31, 2021 and January 1, 2021, respectively. As of December 30, 2022, all contingent retention incentives had been recognized.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Fair market values
Tangible assets acquired	$28,678
Liabilities assumed	(32,479)
Intangible assets	139,900
Goodwill	195,754
Total	$331,853
The Company incurred $10,582 of acquisition costs in conjunction with the SCA acquisition, including $1,750 of transaction compensation during the year ended January 1, 2021 and $602 of transaction costs during the year ended January 3, 2020. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income. Additional debt issuance costs of $6,622 were incurred in association with financing the transaction. Refer to Note 10. Debt for further details.
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
December 30, 2022
(in thousands, except per share amounts)
On May 21, 2021, the Company, through its wholly owned subsidiary, Fox Factory Australia Pty Ltd., acquired substantially all the assets of Sola Sport Pty Ltd. for $486. The acquisition was not material to the Company's financial statements.
On May 25, 2021, the Company, through its wholly owned subsidiary, SCA, acquired 100% of the issued and outstanding stock of Manifest Joy LLC, d/b/a Outside Van ("Outside Van"), a custom van conversion company. The total purchase price of $15,275, net of cash acquired, was allocated to the net liabilities assumed of $1,057, identifiable intangibles assets of $5,560 and goodwill acquired of $10,772 based on their respective fair values as of May 25, 2021, with the excess purchase price allocated to goodwill. The Company will amortize the acquired customer relationship and trade name assets over their expected useful lives of 1 and 10 years, respectively. This purchase was accounted for as a business combination and was not material to the Company's financial statements.
On December 30, 2021, the Company, through its wholly owned subsidiary, Shock Therapy Suspension, Inc., acquired substantially all the assets of Shock Therapy LLC ("STS"), for $36,834, net of cash acquired. STS is a premier suspension tuning company in the off-road industry, with headquarters in Phoenix, Arizona. This purchase price of STS is allocated to the net assets assumed of $5,244, identifiable intangible assets of $7,086 and goodwill acquired of $24,504, based on their respective fair values as of December 30, 2021. The Company will amortize the acquired non-compete and trade name assets over their expected useful lives of 5 and 10 years, respectively. The acquired goodwill represents the value of combining operations of STS and the Company, and is expected to be deductible for tax purposes. This purchase was accounted for as a business combination and was not material to the Company's financial statements.

19. Subsequent Events
On February 17, 2023 the Company entered into a Securities Purchase Agreement with CWH Holdco, LLC (“CWH”), CWH Blocker Corp., (“Blocker”), Thompson Street Capital Partners V, L.P., and each other member of CWH to purchase all of the outstanding equity of Blocker, and thereafter Blocker will acquire all of the outstanding equity interest of CWH for $131,600. CWH is the parent company of Custom Wheel House, LLC ("Custom Wheel House"). The transaction will be financed through a combination of cash on hand and the Company's existing 2022 Credit Facility, and is expected to close in March 2023, subject to customary closing conditions. The acquisition is not considered significant to the Company's financial results.