Form 10-Q
period 2023-03-31
FOX FACTORY HOLDING CORP
filed 2023-05-04
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2023, there were 42,302,991 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 31,	December 30,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$91,892	$145,250
Accounts receivable (net of allowances of $789 and $443 at March 31, 2023 and December 30, 2022, respectively)	195,313	200,440
Inventory	379,892	350,620
Prepaids and other current assets	214,572	101,364
Total current assets	881,669	797,674
Property, plant and equipment, net	210,304	202,215
Lease right-of-use assets	58,029	48,096
Deferred tax assets	56,739	57,339
Goodwill	380,906	323,978
Intangibles, net	226,083	178,980
Other assets	10,702	10,054
Total assets	$1,824,432	$1,618,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$135,331	$131,160
Accrued expenses	118,305	127,729
Total current liabilities	253,636	258,889
Line of credit	360,000	200,000
Other liabilities	46,549	38,061
Total liabilities	660,185	496,950
Commitments and contingencies (Refer to Note 9 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of March 31, 2023 and December 30, 2022	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,193 shares issued and 42,303 outstanding as of March 31, 2023; 43,160 shares issued and 42,270 outstanding as of December 30, 2022	42	42
Additional paid-in capital	359,785	356,239
Treasury stock, at cost; 890 common shares as of March 31, 2023 and December 30, 2022	(13,754)	(13,754)
Accumulated other comprehensive income	12,330	14,782
Retained earnings	805,844	764,077
Total stockholders’ equity	1,164,247	1,121,386
Total liabilities and stockholders’ equity	$1,824,432	$1,618,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,	April 1,
	2023	2022
Sales	$399,851	$377,977
Cost of sales	266,553	257,717
Gross profit	133,298	120,260
Operating expenses:
Sales and marketing	23,669	22,589
Research and development	15,282	12,642
General and administrative	33,761	25,567
Amortization of purchased intangibles	5,896	5,307
Total operating expenses	78,608	66,105
Income from operations	54,690	54,155
Interest and other expense, net:
Interest expense	3,521	1,977
Other expense, net	24	1,692
Interest and other expense, net	3,545	3,669
Income before income taxes	51,145	50,486
Provision for income taxes	9,378	2,436
Net income	$41,767	$48,050
Earnings per share:
Basic	$0.99	$1.14
Diluted	$0.98	$1.13
Weighted-average shares used to compute earnings per share:
Basic	42,298	42,144
Diluted	42,496	42,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended
	March 31,	April 1,
	2023	2022
Net income	$41,767	$48,050
Other comprehensive (loss) income
Interest rate swap, net of tax effects	(3,063)	5,811
Foreign currency translation adjustments, net of tax effects	611	(1,068)
Other comprehensive (loss) income	(2,452)	4,743
Comprehensive income	$39,315	$52,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	29	—	—	—	(820)	—	—	(820)
Stock-based compensation expense	—	—	—	—	3,029	—	—	3,029
Other comprehensive income	—	—	—	—	—	4,743		4,743
Net income	—	—	—	—	—	—	48,050	48,050
Balance - April 1, 2022	43,039	$42	890	$(13,754)	$346,328	$9,619	$606,849	$949,084
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	33	—	—	—	(2,155)	—	—	(2,155)
Stock-based compensation expense	—	—	—	—	5,701		—	5,701
Other comprehensive loss	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	41,767	41,767
Balance - March 31, 2023	43,193	$42	890	$(13,754)	$359,785	$12,330	$805,844	$1,164,247
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31, 2023	April 1, 2022
OPERATING ACTIVITIES:
Net income	$41,767	$48,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,315	11,897
Stock-based compensation	5,701	3,029
Amortization of loan fees	226	402
Amortization of deferred gains on prior swap settlements	(1,063)	(22)
Amortization of inventory fair value step-up	3,064	—
Deferred taxes	51	(10,083)
Changes in operating assets and liabilities:
Accounts receivable	9,350	(37,781)
Inventory	(8,588)	(37,467)
Income taxes	(3,973)	(4,982)
Prepaids and other assets	(112,220)	(171,286)
Accounts payable	(6,684)	58,639
Accrued expenses and other liabilities	(7,781)	(3,521)
Net cash used in operating activities	(66,835)	(143,125)
INVESTING ACTIVITIES:
Acquisitions of businesses	(130,918)	—
Acquisition of other assets	(2,300)	—
Purchases of property and equipment	(11,118)	(8,191)
Net cash used in investing activities	(144,336)	(8,191)
FINANCING ACTIVITIES:
Proceeds from line of credit	190,000	109,336
Payments on line of credit	(30,000)	(66,484)
Repayment of term debt	—	(2,500)
Installment on purchase of non-controlling interest	—	(900)
Repurchases from stock compensation program, net	(2,156)	(820)
Net cash provided by financing activities	157,844	38,632
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(31)	1,770
CHANGE IN CASH AND CASH EQUIVALENTS	(53,358)	(110,914)
CASH AND CASH EQUIVALENTS—Beginning of period	145,250	179,686
CASH AND CASH EQUIVALENTS—End of period	$91,892	$68,772
The accompanying notes are an integral part of these condensed consolidated statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	March 31, 2023	April 1, 2022
Cash paid during the period for:
Income taxes	$13,460	$17,441
Cash paid for interest, net of capitalized interest	$5,145	$1,619
Cash paid for amounts included in the measurement of lease liabilities	$2,764	$2,713
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$12,743	$7,619
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$2,388	$4,406
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America ("U.S." or "United States") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2023 and 2022, the Company's fiscal year will end or has ended on December 29, 2023 and December 30, 2022, respectively. The twelve month periods ended December 29, 2023 and December 30, 2022, will include or have included 52 weeks. The three month periods ended March 31, 2023 and April 1, 2022 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC on February 23, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Reclassifications - We have reclassified certain prior period amounts within our condensed consolidated statement of cash flows for the three months ended April 1, 2022 to conform to our current year presentation.
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
In addition, heightened political tensions between China and Taiwan could negatively impact our business and operations. For example, our bike suspension manufacturing is located in Taiwan. We cannot assure you that any contentious situation between Taiwan and China will always resolve in maintaining the current status quo or remain peaceful. Relations between Taiwan and China, potential confrontations between the United States and China and other factors affecting military, political, social or economic conditions in Taiwan could have a material adverse effect on our business, our supply chain and our operations.
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
Recent Accounting Pronouncements - In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance in the first quarter of 2022. This adoption did not have a material impact on our financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company adopted the interim disclosure requirements, as applicable, during the first quarter of 2023 and will adopt the annual disclosure requirements, except for the annual rollforward, in our 2023 Annual Report on Form 10-K. The Company expects to adopt the annual rollforward requirement in our 2024 Annual Report on Form 10-K. Refer to the "Bailment Pool Arrangements" section within Note 9 - Commitments and Contingencies for further details of this adoption.

2. Revenues
The following table summarizes total sales by product category:

	For the three months ended
	March 31, 2023	April 1, 2022
Powered Vehicles	$280,964	$208,107
Specialty Sports	118,887	169,870
Total sales	$399,851	$377,977

The following table summarizes total sales by sales channel:

	For the three months ended
	March 31, 2023	April 1, 2022
OEM	$217,661	$201,265
Aftermarket	182,190	176,712
Total sales	$399,851	$377,977

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The following table summarizes total sales generated by geographic location of the customer:

	For the three months ended
	March 31, 2023	April 1, 2022
North America	$291,910	$233,959
Asia	42,128	60,017
Europe	61,197	78,534
Rest of the world	4,616	5,467
Total sales	$399,851	$377,977

3. Inventory
Inventory consisted of the following:

	March 31,	December 30,
	2023	2022
Raw materials	$259,346	$247,441
Work-in-process	10,380	9,959
Finished goods	110,166	93,220
Total inventory	$379,892	$350,620

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	March 31,	December 30,
	2023	2022
Prepaid chassis deposits	$178,421	$74,013
Advanced payments and prepaid contracts	24,025	13,598
Other current assets	12,126	13,753
Total	$214,572	$101,364

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	March 31,	December 30,
	2023	2022
Building and building improvements	$74,061	$73,594
Information systems, office equipment and furniture	24,252	21,655
Internal-use computer software	31,491	30,290
Land and land improvements	14,499	14,493
Leasehold improvements	22,846	20,078
Machinery and manufacturing equipment	129,438	122,748
Transportation equipment	14,065	12,450
Total property, plant and equipment	310,652	295,308
Less: accumulated depreciation and amortization	(100,348)	(93,093)
Total property, plant and equipment, net	$210,304	$202,215

The Company’s long-lived assets by geographic location are as follows:

	March 31,	December 30,
	2023	2022
United States	$174,901	$166,544
International	35,403	35,671
Total long-lived assets	$210,304	$202,215

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from one to eleven years, some of which include options to extend the lease term for up to eleven years, and some of which include options to terminate the leases within one year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company's operating leases was 6 years and the weighted-average incremental borrowing rate was 2.67% as of March 31, 2023.
Operating lease costs consisted of the following:

	For the three months ended
	March 31, 2023	April 1, 2022
Operating lease cost	$3,098	$2,823
Other lease costs (1)	1,055	718
Total lease costs	$4,153	$3,541

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company's operating leases is as follows:

	Balance Sheet Classification	March 31, 2023
Operating lease right-of-use assets	Lease right-of-use assets	$58,029
Current lease liabilities	Accrued expenses	$11,940
Non-current lease liabilities	Other liabilities	$45,798
Maturities of lease liabilities by fiscal year for the Company's operating leases are as follows:

For fiscal year	Total future payments
2023 (remaining nine months)	$10,015
2024	13,078
2025	10,169
2026	8,522
2027	5,342
Thereafter	16,060
Total lease payments	63,186
Less: imputed interest	(5,448)
Present value of lease liabilities	57,738
Less: current portion	(11,940)
Lease liabilities less current portion	$45,798

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
7. Accrued Expenses
Accrued expenses consisted of the following:

	March 31,	December 30,
	2023	2022
Payroll and related expenses	$26,037	$38,193
Current portion of lease liabilities	11,940	10,314
Warranty	18,224	17,071
Income tax payable	36,786	40,701
Accrued sales rebate	10,225	8,693
Other accrued expenses	15,093	12,757
Total	$118,305	$127,729
Activity related to warranties is as follows:

	For the three months ended
	March 31, 2023	April 1, 2022
Beginning warranty liability	$17,071	$15,510
Charge to cost of sales	3,626	3,127
Fair value of warranty assumed in acquisition	100	—
Costs incurred	(2,573)	(2,644)
Ending warranty liability	$18,224	$15,993

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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At March 31, 2023, the one-month SOFR and three-month SOFR rates were 4.63% and 4.51%, respectively. At March 31, 2023, our weighted-average interest rate on outstanding borrowing was 5.38%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 31, 2023.
The following table summarizes the line of credit under the 2022 Credit Facility:

	March 31,	December 30,
	2023	2022
Amount outstanding	$360,000	$200,000
Available borrowing capacity	290,000	$450,000
Total borrowing capacity	$650,000	$650,000
Maturity date	April 5, 2027
On June 11, 2021, the Company entered into a swap agreement (the "2021 Swap Agreement") to obtain a more favorable interest rate and to manage interest rate risk exposure. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the "2022 Swap Agreement"). Through the 2022 Swap Agreement, the Company hedges the variability of cash flows in interest payments associated with $100,000 of its variable rate debt. Refer to Note 10 - Derivatives and Hedging for further details of the 2022 Swap Agreement.

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
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors ("GM"), Ford Motor Company ("Ford"), and Chrysler to obtain truck chassis. For Chrysler chassis purchases, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises, and records the chassis within prepaids and other current assets on the Consolidated Balance Sheet until the chassis is transferred to the dealer customer’s floorplan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company has entered into floorplan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of trucks based on the duration of time they are on the Company’s premises. Bailment ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis, and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.
At March 31, 2023, the Company had utilized $10,470 out of a maximum of $26,200 of Ford allocation and $37,881 out of a maximum of $100,000 GM allocation. The company paid $1,401 of interest expense related to chassis on hand, and received interest credits from Chrysler of $426 resulting in net floorplan interest expense of $975.
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the "Call Option") to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments beginning in July 2020 through July 2022, which amounted to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 during the three months ended April 1, 2022. The Company had no remaining liability as of March 31, 2023. The stock portion of 136 shares were released from escrow on a quarterly basis starting January 2021 through July 2022. The Company released 19 shares of stock during the three months ended April 1, 2022. The Company had no remaining shares to be released as of March 31, 2023. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

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
As of March 31, 2023 and December 30, 2022, the Company had the following interest rate swap contracts:

			March 31, 2023	December 30, 2022
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$168	$189
July 2, 2021	April 5, 2022	$200,000	8,138	9,180
April 5, 2022	April 5, 2027	$100,000	3,659	5,087
Total			$11,965	$14,456
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
The gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income for the three months ended March 31, 2023 and April 1, 2022 were a loss of $3,063 and a gain of $5,811, respectively.
Over the next twelve months, the Company expects to recognize $3,256 of the $11,965 of unrealized gains included in accumulated other comprehensive income related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Fair Value Measurements and Financial Instruments
The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	March 31, 2023				December 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$3,659	$—	$3,659	$—	$5,087	$—	$5,087
Total assets measured at fair value	$—	$3,659	$—	$3,659	$—	$5,087	$—	$5,087
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three month period ended March 31, 2023.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
12. Stockholders' Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying Condensed Consolidated Statements of Income:

	For the three months ended
	March 31, 2023	April 1, 2022
Cost of sales	$242	$178
Sales and marketing	287	226
Research and development	240	228
General and administrative	4,932	2,397
Total	$5,701	$3,029

The following table summarizes the activity for the Company's unvested RSUs for the three months ended March 31, 2023:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	297	$87.05
Granted	41	$119.13
Canceled	(9)	$88.24
Vested	(26)	$120.82
Unvested at March 31, 2023	304	$88.44
As of March 31, 2023, the Company had approximately $18,712 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.91 years.
During the three months ended March 31, 2023, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company's performance, over a 3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The Company considered it probable that the performance goals would be achieved, therefore the fair value of PSUs is calculated based on the stock price on the date of grant.
The following table summarizes the activity for the Company's unvested PSUs for the three months ended March 31, 2023:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	48	$126.69
Granted	38	$119.02
Unvested at March 31, 2023	86	$123.29
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $14,891 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.08 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

13. Income Taxes

	For the three months ended
	March 31, 2023	April 1, 2022
Provision for income taxes	$9,378	$2,436
Effective tax rates	18.3%	4.8%
For the three months ended March 31, 2023, the difference between the Company's effective tax rate of 18.3% and the 21% federal statutory rate resulted primarily due to a lower tax rate on foreign derived intangible income. This benefit was partially offset by state and foreign withholding taxes.
For the three months ended April 1, 2022, the difference between the Company's effective tax rate of 4.8% and the 21% federal statutory rate resulted primarily from the impact of U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations limited the amount of newly generated foreign taxes that are creditable against U.S income taxes which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. This benefit was partially offset by state taxes and other nondeductible expenses.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

14. Related Party Transactions
On March 11, 2020, the Company acquired 100% of the issued and outstanding stock of SCA Performance Holdings, Inc. ("SCA"). The Company has transactions with an automotive dealership owned by a former owner of SCA, who was an employee of the Company. The Company purchased approximately $211 and $281 of parts and vehicles and sold approximately $132 and $457 of upfit packages to the dealership during the three months ended March 31, 2023 and April 1, 2022, respectively. The Company had $54 and $17 in accounts payable and $78 and $27 in accounts receivable as of March 31, 2023 and April 1, 2022 respectively, related to this dealership. As of March 31, 2023, the employee is no longer employed with the Company.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
15. Acquisitions
On February 17, 2023 the Company entered into a Securities Purchase Agreement with CWH Holdco, LLC (“CWH”), CWH Blocker Corp., (“Blocker”), Thompson Street Capital Partners V, L.P., and each other member of CWH to purchase all of the outstanding equity of Blocker, and thereafter Blocker acquired all of the outstanding equity interest of CWH. CWH is the parent company of Custom Wheel House, LLC ("Custom Wheel House"). Custom Wheel House is a designer, marketer, and distributor of high-performance wheels, performance off-road tires, and accessories, including the premier flagship brand Method Race Wheels. The Company believes that this acquisition will be complementary to its upfitting businesses and will help to expand its product offerings.
The total purchase price of $130,918, net of cash acquired, was allocated to net assets of $21,001, identified intangible assets of $53,000, and goodwill of $56,917. This acquisition was financed through a combination of cash on hand and the Company's existing 2022 Credit Facility. The Company's valuation is preliminary and subject to the Company's validation of the valuation of intangible assets, related deferred taxes, and finalization of working capital adjustments. The Company expects to amortize the acquired trade name, customer relationship and core technology assets over their expected useful lives that range between two and seven years. The acquired goodwill represents the value of combining operations of Custom Wheel House and the Company, and is expected to be partially deductible for tax purposes.
The results of operations for Custom Wheel House have been included in the Company's Consolidated Statements of Income since the closing date of the acquisition on March 3, 2023. The total revenue and net loss from operations included since the date of acquisition through March 31, 2023 amounted to $6,937 and $2,039, respectively. This purchase was accounted for as a business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 23, 2023, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. "Risk Factors" of our 2022 Annual Report on Form 10-K, as filed with the SEC on February 23, 2023, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Critical Accounting Policies and Estimates
There have been no changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC on February 23, 2023, that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in thousands)	March 31, 2023	April 1, 2022
Sales	$399,851	$377,977
Cost of sales	266,553	257,717
Gross profit	133,298	120,260
Operating expenses:
Sales and marketing	23,669	22,589
Research and development	15,282	12,642
General and administrative	33,761	25,567
Amortization of purchased intangibles	5,896	5,307
Total operating expenses	78,608	66,105
Income from operations	54,690	54,155
Interest and other expense, net:
Interest expense	3,521	1,977
Other expense, net	24	1,692
Interest and other expense, net	3,545	3,669
Income before income taxes	51,145	50,486
Provision for income taxes	9,378	2,436
Net income	$41,767	$48,050

The following table sets forth selected statement of income data as a percentage of sales for the periods indicated:

	For the three months ended
	March 31, 2023	April 1, 2022
Sales	100.0%	100.0%
Cost of sales	66.7	68.2
Gross profit	33.3	31.8
Operating expenses:
Sales and marketing	5.9	6.0
Research and development	3.8	3.3
General and administrative	8.4	6.8
Amortization of purchased intangibles	1.5	1.4
Total operating expenses	19.7	17.5
Income from operations	13.7	14.3
Interest and other expense, net:
Interest expense	0.9	0.5
Other expense, net	—	0.4
Interest and other expense, net	0.9	1.0
Income before income taxes	12.8	13.4
Provision for income taxes	2.3	0.6
Net income	10.4%	12.7%
*Percentages may not foot due to rounding.

Three months ended March 31, 2023 compared to three months ended April 1, 2022
Sales

	For the three months ended
(in millions)	March 31, 2023	April 1, 2022	Change ($)	Change (%)
Powered Vehicle products	$281.0	$208.1	$72.9	35.0%
Specialty Sports products	118.9	169.9	(51.0)	(30.0)
Total sales	$399.9	$378.0	$21.9	5.8%
Total sales for the three months ended March 31, 2023 increased approximately $21.9 million, or 5.8%, compared to the three months ended April 1, 2022. Powered Vehicle product sales increased by $72.9 million, or 35.0%, due to increased demand in the OEM channel and strong performance in our upfitting product lines. Specialty Sports product sales decreased by $51.0 million, or 30.0%, driven by a return to seasonality and pre-pandemic market conditions.
Cost of sales

	For the three months ended
(in millions)	March 31, 2023	April 1, 2022	Change ($)	Change (%)
Cost of sales	$266.6	$257.7	$8.9	3.5%
Cost of sales for the three months ended March 31, 2023 increased approximately $8.9 million, or 3.5%, compared to the three months ended April 1, 2022. The increase in cost of sales was primarily due to the 5.8% increase in sales in the same period, as well as certain business factors affecting gross margin, which are discussed below.
For the three months ended March 31, 2023, our gross margin increased 150 basis points to 33.3% compared to 31.8% for the three months ended April 1, 2022. The increase in gross margin was primarily due to lower materials and other related costs, increased efficiencies at our North American facilities and strong performance in our upfitting product lines.
Operating expenses

	For the three months ended
(in millions)	March 31, 2023	April 1, 2022	Change ($)	Change (%)
Operating expenses:
Sales and marketing	$23.7	$22.6	$1.1	4.9%
Research and development	15.3	12.6	2.7	21.4
General and administrative	33.7	25.6	8.1	31.6
Amortization of purchased intangibles	5.9	5.3	0.6	11.3
Total operating expenses	$78.6	$66.1	$12.5	18.9%
Total operating expenses for the three months ended March 31, 2023 were $78.6 million compared to $66.1 million for the three months ended April 1, 2022. The increase in operating expenses is primarily due to higher employee benefits related costs, legal and professional fees, and insurance and facility-related expenses, partially offset by lower acquisition-related compensation and various other costs.
Within operating expenses, sales and marketing expenses increased approximately $1.1 million primarily due to higher commission costs. Research and development costs increased approximately $2.7 million primarily due to personnel investments to support future growth and product innovation. General and administrative expenses increased by approximately $8.1 million due to higher employee headcount and benefits-related costs of $6.2 million, legal and professional fees of $2.5 million, insurance and facilities related expenses of $2.0 million, partially offset by lower acquisition-related compensation and other costs of $2.6 million.

Income from operations

	For the three months ended
(in millions)	March 31, 2023	April 1, 2022	Change ($)	Change (%)
Income from operations	$54.7	$54.2	$0.5	0.9%
As a result of the factors discussed above, income from operations for the three months ended March 31, 2023 increased approximately $0.5 million, or 0.9%, compared to income from operations for the three months ended April 1, 2022.
Interest and other (income) expense, net

	For the three months ended
(in millions)	March 31, 2023	April 1, 2022	Change ($)	Change (%)
Interest and other expense, net:
Interest expense	$3.5	$2.0	$1.5	75.0%
Other expense, net	—	1.7	(1.7)	(100.0)
Interest and other expense, net	$3.5	$3.7	$(0.2)	(5.4)%
Interest and other expense, net for the three months ended March 31, 2023 decreased by $0.2 million to $3.5 million compared to $3.7 million for the three months ended April 1, 2022. Other expense, net decreased $1.7 million primarily due lower losses on foreign currency transactions. Interest expense increased by $1.5 million due to higher outstanding borrowings on our line of credit used to finance our purchase of Custom Wheel House, which occurred in February 2023, as well as higher interest rates.
Income taxes

	For the three months ended
(in millions)	March 31, 2023	April 1, 2022	Change ($)	Change (%)
Provision for income taxes	$9.4	$2.4	$7.0	291.7%
The effective tax rates were 18.3% and 4.8% for the three month periods ended March 31, 2023 and April 1, 2022, respectively.
For the three months ended March 31, 2023, the difference between the Company's effective tax rate of 18.3% and the 21% federal statutory rate resulted primarily due to a lower tax rate on foreign derived intangible income. This benefit was partially offset by state and foreign withholding taxes.
For the three months ended April 1, 2022, the difference between our effective tax rate of 4.8% and the 21% federal statutory rate resulted primarily from the impact of U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. This benefit was partially offset by state taxes and other nondeductible expenses.
Net income

	For the three months ended
(in millions)	March 31, 2023	April 1, 2022	Change ($)	Change (%)
Net income	$41.8	$48.1	$(6.3)	(13.1)%
As a result of the factors described above, our net income decreased $6.3 million, or 13.1%, to $41.8 million in the three months ended March 31, 2023 from $48.1 million for the three months ended April 1, 2022.

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
As of March 31, 2023, we held $45.7 million of our $91.9 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate. We manage our foreign cash, intercompany payables and intercompany debt to provide a foreign currency hedge against U.S. dollar-denominated trade receivable balances held by our Taiwan location.
A summary of our operating, investing and financing activities is shown in the following table:

	For the three months ended
(in thousands)	March 31, 2023	April 1, 2022
Net cash used in operating activities	$(66,835)	$(143,125)
Net cash used in investing activities	(144,336)	(8,191)
Net cash provided by financing activities	157,844	38,632
Effect of exchange rate changes on cash and cash equivalents	(31)	1,770
Change in cash and cash equivalents	$(53,358)	$(110,914)
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
Cash used in operating activities consists of net income, adjusted for certain non-cash items, primarily depreciation and amortization, stock-based compensation, the write off of unamortized loan origination fees, amortization of loan fees, amortization of deferred gains on swap agreements, amortization of inventory fair value step-up, gains received from disposals of property, plant and equipment, changes in deferred income taxes and uncertain tax positions, and net cash invested in working capital.
In the three months ended March 31, 2023, net cash used in operating activities was $66.8 million and consisted of net income of $41.8 million, plus non-cash items totaling $21.3 million, offset by changes in operating assets and liabilities totaling $129.9 million. Non-cash items and other adjustments consisted of depreciation and amortization of $13.3 million, stock-based compensation of $5.7 million, the amortization of inventory fair value step-up of $3.1 million, the amortization of loan fees of $0.2 million, and a $0.1 million change in deferred taxes, partially offset by the amortization of deferred gains on swap agreements of $1.1 million.
Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $112.2 million, inventory of $8.6 million, and decreases in accrued expenses and other liabilities of $7.8 million, accounts payable of $6.7 million and income taxes payable of $4.0 million, partially offset by a decrease in accounts receivable of $9.4 million. The change in prepaids and other assets is primarily due to a higher supply of chassis as we ramp up to meet current year production needs for our upfitting product line. The increase in inventory is primarily due to our recent acquisition of Custom Wheel House in February 2023. The change in accrued expenses and other liabilities is primarily due to payments made for compensation and tax related accruals in the first quarter. The changes in accounts payable and account receivable reflect the timing of customer collections and vendor payments.

In the three months ended April 1, 2022, net cash used in operating activities was $143.1 million and consisted of net income of $48.1 million, plus non-cash items totaling $5.1 million, offset by changes in operating assets and liabilities totaling $196.3 million. Non-cash items and other adjustments consisted of depreciation and amortization of $11.9 million, stock-based compensation of $3.0 million, and amortization of loan fees of $0.4 million, offset by a $10.1 million change in deferred taxes and the amortization of deferred gains on swap agreements of $0.1 million. Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $171.3 million, accounts receivable of $37.6 million, inventory of $37.5 million, and decreases in income taxes of $5.0 million and accrued expenses of $3.5 million, partially offset by an increase in accounts payable of $58.6 million. The change in prepaids and other assets is due to increased chassis deposits to secure supply for our upfitting business for the remainder of the year. The change in inventory is due to additional raw materials purchases to mitigate risks associated with supply chain uncertainty. The changes in accounts receivable and accounts payable reflect business growth and the timing of vendor payments. The changes in accrued expenses and income taxes reflect lower compensation related accruals and income taxes payable due to business growth and the timing of such payments.
Investing activities
Cash used in investing activities primarily relates to investments in our manufacturing and general infrastructure through the procurement of property and equipment and strategic acquisitions of businesses and other assets.
In the three months ended March 31, 2023 and April 1, 2022, net cash used in investing activities consisted of $144.3 million and $8.2 million, respectively. Investing activities for the three months ended March 31, 2023 consisted of $130.9 million of cash consideration for our purchase of Custom Wheel House, $11.1 million of property and equipment additions and $2.3 million in cash consideration for our purchase of other assets. Investing activities for the three months ended April 1, 2022 consisted of $8.2 million of property and equipment additions.
Financing activities
Cash provided by financing activities primarily relate to various forms of debt and equity instruments used to finance our business.
In the three months ended March 31, 2023, net cash provided by financing activities was $157.8 million, and consisted of the net proceeds from our 2022 Credit Facility of $160.0 million that were used to finance our purchase of Custom Wheel House, partially offset by payments of $2.2 million to repurchase shares of our common stock from our stock-based compensation program.
In the three months ended April 1, 2022, net cash provided by financing activities was $38.6 million, which consisted of net proceeds from our Prior Credit Facility of $42.9 million, which were partially offset by payments on our term debt of $2.5 million, $0.9 million in installment payments related to the purchase of the Tuscany non-controlling interest and payments of $0.8 million to repurchase shares of our common stock, net of proceeds from our stock-based compensation program. Refer to Note 9 - Commitments and Contingencies for additional information on our purchase of the Tuscany non-controlling interest.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At March 31, 2023, the one-month SOFR and three-month SOFR rates were 4.63% and 4.51%, respectively. At March 31, 2023, our weighted-average interest rate on outstanding borrowing was 5.38%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company's ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 31, 2023.

Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC on February 23, 2023.

Inflation
Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in the cost of raw materials could have an adverse impact on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC on February 23, 2023.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Summary of Risk Factors
The risks described below include, but are not limited to, the following:
Risks Related to Our Business and Operations
•our performance-defining products, and the bikes and powered vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy, a shrinking market for these powered vehicles, or a material decline in demand for the high-end bikes that make up a significant portion of our sales;
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
We continue to face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing coronavirus (“COVID-19”) pandemic. The impact of the COVID-19 pandemic, including changes in consumer behavior, COVID-19 pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities, most of which are no longer in effect, to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
These government-mandated closures, “shelter-in-place” directives, and an outbreak among, or quarantine of, the employees in any of our facilities, have caused and could continue to cause significant interruptions to, or temporary closures of our operations.
The spread of COVID-19 caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, suppliers, vendors and business partners. For example, as a result of the COVID-19 pandemic, there has been an increase in the number of employees that work remotely or have a hybrid work schedule. It is possible that continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, productivity, the availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.
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
Product development requires significant financial, technological and other resources. While we expended approximately $56.2 million, $46.6 million and $34.3 million for our research and development efforts in fiscal years 2022, 2021 and 2020, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.

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
Our business is sensitive to economic conditions that impact consumer spending. Our performance-defining products, and the bikes and powered vehicles into which they are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.
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
Our growth in the powered vehicle category is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are upfitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA, Tuscany, Outside Van, Shock Therapy, and Custom Wheel House, a growing portion of our sales are expected to be generated from providing upfitting solutions. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
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
In the fourth quarter of 2021, we completed the construction of the Gainesville Facility in Hall County Georgia, to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is being used for manufacturing, warehousing, distribution and office space. In the first quarter of 2022, we completed the transition of our Watsonville Facility and the relocation of our powered vehicles suspension manufacturing to the Gainesville Facility. As a result, we have incurred costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Unforeseen difficulties in future expansion projects, whatever the cause, could have a material adverse effect on our business, customer relationships, financial condition, operating results, cash flow, and liquidity.
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
A portion of our goods move through ports on the Western Coast of the U.S. We have a global supply chain and we import products from our third-party vendors as well as our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Dockworkers, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. The 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future or any slowdown or stoppage relating to the ongoing labor agreement negotiations could potentially have a negative effect on both our financial condition and results of operations. Furthermore, the ongoing COVID-19 pandemic has only increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.

Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
We are dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a "key person" life insurance policy on Mr. Dennison or any other key employees. We believe that the top eight members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave. For example, on April 14, 2023, Scott R. Humphrey, our former Chief Financial Officer and Treasurer, left the Company. In connection with Mr. Humphrey’s separation from the Company, our Board of Directors appointed Maggie E. Torres as the Company’s Interim Chief Financial Officer and Interim Treasurer to serve while the Company completes its search process for a permanent Chief Financial Officer. We could face significant competition for the qualifications and experience we are seeking. We can give no assurance concerning the timing or outcome of our search for a permanent Chief Financial Officer.
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
As of March 31, 2023, we employed approximately 4,400 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
• power loss, computer systems failure, internet and telecommunications or data network failure; and
• hackers, computer viruses, software bugs, implementing new functions or releases of software.
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
We use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses, ransomware software viruses and other similar types of malicious activities and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic.

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
Despite the implementation of security measures, the information technology systems of our vendors or commercial partners are vulnerable to damage from computer viruses, ransomware software viruses and other similar types of malicious activities, unauthorized access, natural disasters, and electrical failures. Such events could cause disruptions in our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be subject to litigation and reputational harm, which could materially adversely affect our financial condition, business or results of operations.
We have grown and may continue to grow in the future through acquisitions. Growth by acquisitions involves risks, and we may not be able to effectively integrate businesses we acquire or we may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
We have completed several acquisitions over the past several years, including our acquisition of SCA in March 2020, Outside Van and Sola Sport Pty Ltd. ("Sola Sport") in May 2021, Shock Therapy in December 2021, and Custom Wheel House, LLC in February 2023. Additionally, we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we have made and might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.

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
Despite various precautionary steps to protect our business from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

Because of the current inflation affecting the economy and the Federal Reserve's interest rate increases in response, we may be harmed in the future.
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government's credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital. Specifically, the Federal Reserve increased benchmark interest rates multiple times in 2022, has already increased benchmark interest rates multiple times in 2023, and has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. The raw materials and other supplies we use to produce our products have experienced increasing prices during recent periods as a result of inflation. In response, we have increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, as the Federal Reserve begins to increase interest rates, the result could be a recession which would slow demand for our products and hinder our sales growth, or cause sales to decline in future periods. As of the date of this Quarterly Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve's responses thereto will be, its duration or the ultimate impact on us. Additionally, the U.S. government's credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could further cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
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
As of March 31, 2023, we had $360.0 million of indebtedness, and $290.0 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.

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
The Federal Reserve increased benchmark interest rates multiple times in 2022, has already increased benchmark interest rates multiple times in 2023, and has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S.. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the 2022 Interest Rate Swap Agreement, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 10- Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of March 31, 2023, we had $360.0 million of indebtedness outstanding under the 2022 Credit Facility. Based on the $260.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of March 31, 2023, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.7 million increase or decrease in interest expense for the three months ended March 31, 2023, respectively.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. For example, from April 3, 2020 through March 31, 2023, our stock price has fluctuated between $190.29 and $35.54 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,302,780 of which shares were outstanding as of March 31, 2023. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
12/31-2/3	—	$—
2/4-3/3	17,684	$117.22
3/4-3/31	647	$113.96
Total	18,331	$117.10

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Modification of the Compensatory Arrangements of Maggie Torres as Interim Chief Financial Officer
As previously announced, the Board of Directors of the Company (the “Board”) appointed Ms. Maggie Torres as the Company’s Interim Chief Financial Officer and Interim Treasurer, effective April 14, 2023. On May 2, 2023, the Board announced that, at the recommendation of the Board’s Compensation Committee, Ms. Torres’ annual salary in exchange for her services as Interim Chief Financial Officer and Interim Treasurer, is modified to a base salary of $375,000 per year, payable in accordance with the Company’s customary payroll practices and effective as of April 14, 2023. The Company will continue to also pay Ms. Torres an additional monthly payment equal to $25,000 per month for each month that she serves as the Interim Chief Financial Officer, prorated for any partial month served and subject to a minimum amount of $100,000.
In recognition of her services to the Company, the Compensation Committee has determined that Ms. Torres will be eligible to participate in our 2023 fiscal year employee bonus plan (the “Annual Bonus Plan”). Under the Annual Bonus Plan, Ms. Torres’ bonus will be calculated as the sum of forty percent (40%) of the product of the 2023 fiscal year’s annual base salary for each role in which she has held, or will hold, in 2023, multiplied by a fraction, the numerator of which is the number of [weeks/days] Ms. Torres was employed with the Company in such role in 2023 and the denominator of which is the number of [weeks/days] in the fiscal year. As such, Ms. Torres is currently eligible for a pro-rata payment of the bonus based upon her time spent serving in her roles with the Company during 2023 as Vice President, Corporate Controller and Interim Chief Financial Officer and Interim Treasurer, and such bonus payment shall be made in a cash lump sum in 2024.
Appointment of Brendan Enick as Chief Accounting Officer
On May 3, 2023, the Board appointed Mr. Brendan Enick as the Company’s Chief Accounting Officer. The appointment of Mr. Enick as Chief Accounting Officer is effective on May 3, 2023, and as of May 3, 2023, Mr. Enick will assume the duties of the Company’s principal accounting officer until such time as his successor is appointed, or until his earlier resignation or removal.
In exchange for such services, the Company will pay Mr. Enick a base salary of $355,000 per year, payable in accordance with the Company's customary payroll practices. Mr. Enick is eligible to participate in the Fox Annual Bonus Program at a target of 40.0% of his annualized base salary. The 2023 fiscal year program is based on a combination of Company financial performance as well as Individual performance as determined and calculated by the Board’s Compensation Committee. For fiscal year ending December 29, 2023, Mr. Enick’s bonus will be reduced pro rata based on the number of days prior to the start of Mr. Enick’s employment with the Company or its affiliates.
Mr. Enick will also be eligible to receive awards of stock options, restricted stock or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time. In addition, on May 3, 2023, the Board’s Compensation Committee approved grants to Mr. Enick, subject to the Board’s appointment of Mr. Enick as the Company’s Chief Accounting Officer and Mr. Enick executing a grant agreement in the form and with the limitations and restrictions approved by the Company, consisting of a one-time grant of Restricted Stock Units (“RSUs”) equivalent to $150,000 and a one-time grant of Performance Share Units (“PSUs”) equivalent to $100,000. The RSUs will vest equally over a 3-year period and issuance of shares pursuant to the PSUs is based upon the Company’s performance, over a 3-year period, on certain measures including return on invested capital and free cash flow. The number of RSUs will be determined by dividing the grant amount by the closing price of the Company’s stock on the date that the Board’s Compensation Committee approves the grant, rounded to nearest whole share.
Mr. Enick, age 39, joins the Company from Carter’s Inc. (NYSE: CRI), having served since August 2020 as its Vice President Finance, Corporate Controller and previously as Vice President Finance, Assistant Controller from December 2019 to August 2020. From April 2012 until December 2019, Mr. Enick held various accounting and finance senior executive roles at Novelis Inc. Mr. Enick holds a Bachelor of Science in Finance and a Master of Science in Accountancy from Wake Forest University’s Calloway School of Business and Accountancy.
There are no arrangements or understandings between Mr. Enick and any other person pursuant to which he was appointed as the Company’s Chief Accounting Officer. There are no family relationships between Mr. Enick and any director or executive officer of the Company, and the Company has not entered into any transactions with Mr. Enick that are reportable pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
10.1	Securities Purchase Agreement, between Fox Factory, Inc., CWH Holdco, LLC, CWH Blocker Corp., and Thompson Street Capital Partners V, L.P., effective February 17, 2023.	10-K	001-36040	February 23, 2023
10.2	Amendment No. 3 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2022.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

	By:	/s/ Maggie E. Torres
May 4, 2023		Maggie E. Torres, Interim Chief Financial Officer and Interim Treasurer
(Interim Principal Financial and Accounting Officer)