Form 10-Q
period 2023-06-30
FOX FACTORY HOLDING CORP
filed 2023-08-04
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2023, there were 42,367,596 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 30, 2023	December 30, 2022

Assets
Current assets:
Cash and cash equivalents	$105,440	$145,250
Accounts receivable (net of allowances of $962 and $443 at June 30, 2023 and December 30, 2022, respectively)	171,303	200,440
Inventory	355,218	350,620
Prepaids and other current assets	214,761	101,364
Total current assets	846,722	797,674
Property, plant and equipment, net	211,578	202,215
Lease right-of-use assets	67,777	48,096
Deferred tax assets	57,071	57,339
Goodwill	385,999	323,978
Intangibles, net	214,469	178,980
Other assets	10,147	10,054
Total assets	$1,793,763	$1,618,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$99,296	$131,160
Accrued expenses	108,266	127,729
Total current liabilities	207,562	258,889
Line of credit	325,000	200,000
Other liabilities	55,400	38,061
Total liabilities	587,962	496,950
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of June 30, 2023 and December 30, 2022	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,244 shares issued and 42,354 outstanding as of June 30, 2023; 43,160 shares issued and 42,270 outstanding as of December 30, 2022	42	42
Additional paid-in capital	361,205	356,239
Treasury stock, at cost; 890 common shares as of June 30, 2023 and December 30, 2022	(13,754)	(13,754)
Accumulated other comprehensive income	12,729	14,782
Retained earnings	845,579	764,077
Total stockholders’ equity	1,205,801	1,121,386
Total liabilities and stockholders’ equity	$1,793,763	$1,618,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$400,715	$406,705	$800,566	$784,682
Cost of sales	268,689	263,761	535,242	521,478
Gross profit	132,026	142,944	265,324	263,204
Operating expenses:
General and administrative	30,221	28,444	63,982	54,011
Sales and marketing	26,556	24,175	50,225	46,764
Research and development	15,188	14,214	30,470	26,856
Amortization of purchased intangibles	7,277	5,636	13,173	10,943
Total operating expenses	79,242	72,469	157,850	138,574
Income from operations	52,784	70,475	107,474	124,630
Interest expense	4,418	1,697	7,939	3,674
Other expense, net	536	2,816	560	4,508
Income before income taxes	47,830	65,962	98,975	116,448
Provision for income taxes	8,095	12,464	17,473	14,900
Net income	$39,735	$53,498	$81,502	$101,548
Earnings per share:
Basic	$0.94	$1.27	$1.93	$2.41
Diluted	$0.94	$1.26	$1.92	$2.40
Weighted-average shares used to compute earnings per share:
Basic	42,359	42,218	42,329	42,181
Diluted	42,480	42,352	42,492	42,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$39,735	$53,498	$81,502	$101,548
Other comprehensive income (loss)
Interest rate swap, net of tax effects	1,125	922	(1,938)	6,733
Foreign currency translation adjustments	(726)	(2,688)	(115)	(3,756)
Other comprehensive income (loss)	399	(1,766)	(2,053)	2,977
Comprehensive income	$40,134	$51,732	$79,449	$104,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	29	—	—	—	(820)	—	—	(820)
Stock-based compensation expense	—	—	—	—	3,029	—	—	3,029
Other comprehensive income	—	—	—	—	—	4,743	—	4,743
Net income	—	—	—	—	—	—	48,050	48,050
Balance - April 1, 2022	43,039	$42	890	$(13,754)	$346,328	$9,619	$606,849	$949,084
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	114	—	—	—	(2,950)	—	—	(2,950)
Stock-based compensation expense	—	—	—	—	4,061	—	—	4,061
Other comprehensive loss	—	—	—	—	—	(1,766)	—	(1,766)
Net income	—	—	—	—	—	—	53,498	53,498
Balance - July 1, 2022	43,153	$42	890	$(13,754)	$347,439	$7,853	$660,347	$1,001,927

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	33	—	—	—	(2,155)	—	—	(2,155)
Stock-based compensation expense	—	—	—	—	5,701	—	—	5,701
Other comprehensive loss	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	41,767	41,767
Balance - March 31, 2023	43,193	$42	890	$(13,754)	$359,785	$12,330	$805,844	$1,164,247
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	51	—	—	—	(3,063)	—	—	(3,063)
Stock-based compensation expense	—	—	—	—	4,483	—	—	4,483
Other comprehensive income	—	—	—	—	—	399	—	399
Net income	—	—	—	—	—	—	39,735	39,735
Balance - June 30, 2023	43,244	$42	890	$(13,754)	$361,205	$12,729	$845,579	$1,205,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30, 2023	July 1, 2022
OPERATING ACTIVITIES:
Net income	$81,502	$101,548
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,712	24,449
Stock-based compensation	10,184	7,090
Amortization of loan fees	453	634
Write off of unamortized loan origination fees	—	1,927
Amortization of deferred gains on prior swap settlements	(2,126)	(1,050)
Amortization of inventory fair value step-up	8,895	—
Deferred taxes	(139)	(11,284)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,744	(57,444)
Inventory	13,123	(74,753)
Income taxes	(16,381)	(5,072)
Prepaids and other assets	(112,175)	(146,236)
Accounts payable	(41,565)	68,708
Accrued expenses and other liabilities	(6,535)	6,083
Net cash used in operating activities	(3,308)	(85,400)
INVESTING ACTIVITIES:
Acquisitions of businesses	(130,918)	—
Acquisition of other assets	(2,364)	—
Purchases of property and equipment	(23,227)	(19,912)
Net cash used in investing activities	(156,509)	(19,912)
FINANCING ACTIVITIES:
Proceeds from line of credit	210,000	582,356
Payments on line of credit	(85,000)	(174,336)
Repayment of term debt	—	(382,500)
Installment on purchase of non-controlling interest	—	(1,800)
Repurchases from stock compensation program, net	(5,218)	(3,770)
Proceeds from termination of swap agreement	—	12,270
Net cash provided by financing activities	119,782	32,220
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	225	2,043
CHANGE IN CASH AND CASH EQUIVALENTS	(39,810)	(71,049)
CASH AND CASH EQUIVALENTS—Beginning of period	145,250	179,686
CASH AND CASH EQUIVALENTS—End of period	$105,440	$108,637
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	June 30, 2023		July 1, 2022
Cash paid during the period for:
Income taxes	$47,701		$31,230
Interest, net of capitalized interest	$9,661		$3,228
Amounts included in the measurement of lease liabilities	$6,307		$5,290
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$24,954	(1)	$9,626
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$846		$1,975
(1) New leases executed in the U.S.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the “Company”) designs, engineers, manufactures, and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, and specialty vehicles and applications. Some of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”), while others are distributed to consumers through a global network of dealers and distributors.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the “Company,” “FOX,” “Fox Factory,” “we,” “us,” “our,” and “ours” refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.” or “United States”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2023 and 2022, the Company’s fiscal year will end or has ended on December 29, 2023 and December 30, 2022, respectively. The twelve month periods ended December 29, 2023 and December 30, 2022, will include or have included 52 weeks. The three and six month periods ended June 30, 2023 and July 1, 2022 each included 13 weeks and 26 weeks, respectively.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on some vehicle chassis that the dealer purchases directly from the OEM, however that deposit is refunded when the chassis is sold through to the end customer.
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
Reclassifications - We have reclassified certain prior period amounts within our condensed consolidated statement of cash flows for the six months ended July 1, 2022 to conform to our current year presentation. The reclassifications did not have any impact on net income or other major financial statement line items.
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
Fair Value Measurements and Financial Instruments - The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, that requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, accrued liabilities and line of credit approximate their fair values due to their short-term nature.
Recent Accounting Pronouncements - In October 2021, the FASB issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance in the first quarter of 2022. This adoption did not have a material impact on our financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company adopted the interim disclosure requirements, as applicable, during the first quarter of 2023 and will adopt the annual disclosure requirements, except for the annual rollforward, in our 2023 Annual Report on Form 10-K. The Company expects to adopt the annual rollforward requirement in our 2024 Annual Report on Form 10-K. Refer to the “Bailment Pool Arrangements” section within Note 8 - Commitments and Contingencies for further details of this adoption.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
2. Revenues
In the second quarter of fiscal year 2023, the Company realigned Powered Vehicles Group into Powered Vehicles Group and Aftermarket Applications Group to be more aligned with the Company’s end customers and drive additional focus on product development. All prior-period amounts have been recast to conform with current period presentation. The following table summarizes total net sales by product group:

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Powered Vehicles Group	$140,196	$105,734	$282,443	$190,364
Aftermarket Applications Group	155,635	123,298	294,352	246,775
Specialty Sports Group	104,884	177,673	223,771	347,543
Total net sales	$400,715	$406,705	$800,566	$784,682

The following table summarizes total net sales by sales channel:

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
OEM	$197,257	$223,110	$414,918	$424,375
Aftermarket	203,458	183,595	385,648	360,307
Total net sales	$400,715	$406,705	$800,566	$784,682

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
North America	$303,999	$257,183	$595,909	$491,142
Europe	53,927	81,540	115,124	160,074
Asia	36,731	61,812	78,859	121,829
Rest of the world	6,058	6,170	10,674	11,637
Total net sales	$400,715	$406,705	$800,566	$784,682

3. Inventory
Inventory consisted of the following:

	June 30, 2023	December 30, 2022
Raw materials	$243,054	$247,441
Work-in-process	10,782	9,959
Finished goods	101,382	93,220
Total inventory	$355,218	$350,620

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	June 30, 2023	December 30, 2022
Prepaid chassis deposits	$180,807	$74,013
Advanced payments and prepaid contracts	22,860	13,598
Other current assets	11,094	13,753
Total	$214,761	$101,364

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2023	December 30, 2022
Building and building improvements	$75,302	$73,594
Information systems, office equipment and furniture	24,399	21,655
Internal-use computer software	32,501	30,290
Land and land improvements	14,542	14,493
Leasehold improvements	24,649	20,078
Machinery and manufacturing equipment	133,648	122,748
Transportation equipment	14,230	12,450
Total property, plant and equipment	319,271	295,308
Less: accumulated depreciation and amortization	(107,693)	(93,093)
Total property, plant and equipment, net	$211,578	$202,215

The Company’s long-lived assets by geographic location are as follows:

	June 30, 2023	December 30, 2022
United States	$174,827	$166,544
International	36,751	35,671
Total long-lived assets	$211,578	$202,215

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2023	December 30, 2022
Payroll and related expenses	$26,152	$38,193
Income tax payable	24,326	40,701
Warranty	19,751	17,071
Current portion of lease liabilities	13,179	10,314
Accrued sales rebate	12,485	8,693
Other accrued expenses	12,373	12,757
Total	$108,266	$127,729
Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Beginning warranty liability	$18,224	$15,993	$17,071	$15,510
Charge to cost of sales	4,985	2,322	8,611	5,449
Fair value of warranty assumed in acquisition	—	—	100	—
Costs incurred	(3,458)	(2,227)	(6,031)	(4,871)
Ending warranty liability	$19,751	$16,088	$19,751	$16,088

7. Debt
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, and June 11, 2021 (as amended, the “Prior Credit Facility”). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan was subject to quarterly amortization payments.
2022 Credit Facility
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “2022 Credit Facility”), and concurrently repaid in full and terminated the Prior Credit Facility. The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650,000.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At June 30, 2023, the one-month SOFR and three-month SOFR rates were 5.07% and 4.99%, respectively. At June 30, 2023, our weighted-average interest rate on outstanding borrowing was 5.56%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 30, 2023.
The following table summarizes the line of credit under the 2022 Credit Facility:

	June 30, 2023	December 30, 2022
Amount outstanding	$325,000	$200,000
Available borrowing capacity	325,000	450,000
Total borrowing capacity	$650,000	$650,000
On June 11, 2021, the Company entered into a swap agreement (the “2021 Swap Agreement”) to obtain a more favorable interest rate and to manage interest rate risk exposure. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the “2022 Swap Agreement”). Through the 2022 Swap Agreement, the Company hedges the variability of cash flows in interest payments associated with $100,000 of its variable rate debt. Refer to Note 9 - Derivatives and Hedging for further details of the 2022 Swap Agreement.

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
Legal Proceedings - From time to time, the Company is involved in legal proceedings that arise in the ordinary course of business. Although the Company cannot assure the outcome of any such legal proceedings, based on information currently available, management does not believe that the ultimate resolution of any pending matters, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Chrysler to obtain truck chassis. For Chrysler chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises, and records the chassis within prepaids and other current assets on the condensed consolidated balance sheets until the chassis is transferred to the dealer customer’s floorplan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company has entered into floorplan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of trucks based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis, and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the condensed consolidated statements of cash flows.
At June 30, 2023 and December 30, 2022, the Company had utilized $4,907 and $2,634, respectively, out of a maximum of $26,200 of Ford allocation of chassis and $53,468 and $67,149, respectively, out of a maximum of $100,000 GM allocation of chassis. The company paid $2,169 and $3,570 of interest expense related to chassis on hand during the three and six months ended June 30, 2023, respectively.
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders’ agreement with Flagship, Inc. provided the Company with a call option (the “Call Option”) to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments beginning in July 2020 through July 2022, which amounted to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 and $1,800 during the three and six months ended July 1, 2022, respectively. The Company had no remaining liability as of June 30, 2023. The stock portion of 136 shares were released from escrow on a quarterly basis starting January 2021 through July 2022. The Company released 19 and 39 shares of stock during the three and six months ended July 1, 2022, respectively. The Company had no remaining shares to be released as of June 30, 2023. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
9. Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company utilizes interest rate swaps to limit its exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments based on the SOFR over the lives of the agreements without an exchange of the underlying principal amounts.
As of June 30, 2023 and December 30, 2022, the Company had the following interest rate swap contracts:

			June 30, 2023	December 30, 2022
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$147	$189
July 2, 2021	April 5, 2022	$200,000	7,096	9,180
April 5, 2022	April 5, 2027	$100,000	5,636	5,087
Total			$12,879	$14,456
On June 11, 2021, the Company terminated its existing swap agreement (the “2020 Swap Agreement”) and entered into an interest rate swap agreement (the “2021 Swap Agreement”) with a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the “2022 Swap Agreement”) with a notional amount of $100,000. The terminated 2020 and 2021 Swap Agreements resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that will continue to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument.
The 2022 Swap Agreement has a maturity date of April 5, 2027 and is indexed to a three-month Term SOFR (as defined in the 2022 Swap Agreement). The 2022 Swap Agreement met the criteria as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”), and is recorded to other assets or other liabilities on the condensed consolidated balance sheets. Refer to Note 10 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the condensed consolidated statements of income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges recognized in other comprehensive income for the three and six months ended June 30, 2023 were a gain of $1,125 and a loss of $1,938, respectively; and for the three and six months ended July 1, 2022 were a gain of $922 and $6,733, respectively.
Over the next twelve months, the Company expects to recognize $6,645 of the $12,879 of unrealized gains included in accumulated other comprehensive income related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	June 30, 2023				December 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$5,636	$—	$5,636	$—	$5,087	$—	$5,087
Total assets measured at fair value	$—	$5,636	$—	$5,636	$—	$5,087	$—	$5,087
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six month periods ended June 30, 2023.
On June 11, 2021, the Company entered into the 2021 Swap Agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into the 2022 Swap Agreement. Refer to Note 9 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, an interest rate swap contract is recognized as an asset or liability on the condensed consolidated balance sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
11. Stockholders’ Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of income:

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of sales	$331	$231	$573	$409
Sales and marketing	391	227	678	453
Research and development	263	262	503	490
General and administrative	3,498	3,341	8,430	5,738
Total	$4,483	$4,061	$10,184	$7,090

The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the six months ended June 30, 2023:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	297	$87.05
Granted	129	$111.11
Canceled	(15)	$85.94
Vested	(115)	$84.10
Unvested at June 30, 2023	296	$98.75
As of June 30, 2023, the Company had approximately $24,148 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.15 years.
During the six months ended June 30, 2023, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a 3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant assuming the performance goals will be achieved.
The following table summarizes the activity for the Company’s unvested PSUs for the six months ended June 30, 2023:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	48	$126.69
Granted	44	$115.70
Unvested at June 30, 2023	92	$121.41
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $14,200 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.84 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

12. Income Taxes

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Provision for income taxes	$8,095	$12,464	$17,473	$14,900
Effective tax rates	16.9%	18.9%	17.7%	12.8%
For the three months ended June 30, 2023, the difference between the Company’s effective tax rate of 16.9% and the 21% federal statutory rate was due to a lower tax rate on foreign derived intangible income and excess benefit related to stock-based compensation. This benefit was partially offset by state and foreign withholding taxes.
For the six months ended June 30, 2023, the difference between the Company’s effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income. This benefit was partially offset by state and foreign withholding taxes.
For the three months ended July 1, 2022, the difference between the Company’s effective tax rate of 18.9% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefits related to stock-based compensation. The benefits were partially offset by withholding and state taxes.
For the six months ended July 1, 2022, the difference between the Company’s effective tax rate and the 21% federal statutory rate resulted primarily from the impact of the recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022 and from a lower tax rate on foreign derived intangible income. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company’s ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

13. Related Party Transactions
On July 22, 2020, the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments through July 2022. Refer to Note 8 - Commitments and Contingencies for additional details of this agreement.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)
14. Acquisitions
On February 17, 2023 the Company entered into a Securities Purchase Agreement with CWH Holdco, LLC (“CWH”), CWH Blocker Corp., (“Blocker”), Thompson Street Capital Partners V, L.P., and each other member of CWH to purchase all of the outstanding equity of Blocker, and thereafter Blocker acquired all of the outstanding equity interest of CWH. CWH is the parent company of Custom Wheel House, LLC (“Custom Wheel House”). Custom Wheel House is a designer, marketer, and distributor of high-performance wheels, performance off-road tires, and accessories, including the premier flagship brand Method Race Wheels. The Company believes that this acquisition will be complementary to its upfitting businesses and will help to expand its product offerings. This acquisition was financed through the Company’s existing 2022 Credit Facility. The acquisition was closed on March 3, 2023 and accounted for as a business combination.
The purchase price of Custom Wheel House has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 3, 2023 with the excess purchase price allocated to goodwill. The Company’s valuation is preliminary and subject to the Company’s validation of the valuation of intangible assets, related deferred taxes and working capital. The Company expects to amortize the acquired trade name, customer relationship and core technology assets over their expected useful lives that range between two and seven years. The acquired goodwill represents the value of combining operations of Custom Wheel House and the Company, and is expected to be partially deductible for tax purposes. During the three months ended June 30, 2023, the Company updated the purchase price allocation and recorded adjustments to net assets of $756, identified intangible assets of $4,337, and goodwill of $5,093. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$130,918
Total consideration at closing	$130,918

Fair market values
Inventory	$23,266
Other current and non-current assets	4,233
Property, plant and equipment	3,529
Lease right-of-use assets	4,718
Intangibles	48,663
Goodwill	62,010
Total assets acquired	146,419

Accounts payable and accrued expenses	10,783
Current portion of lease liabilities	1,694
Lease liabilities	3,024
Total liabilities assumed	15,501
Purchase price allocation	$130,918

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

The Company incurred $38 and $925 of transaction costs related to the acquisition of Custom Wheel House during the three and six months ended June 30, 2023. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income.
The results of operations for Custom Wheel House have been included in the Company's condensed consolidated statements of income since the closing date of the acquisition on March 3, 2023. The total revenue and net loss from operations for Custom Wheel House for the three months ended June 30, 2023 amounted to $19,748 and $4,509, respectively. The total revenue and net loss from operations for Custom Wheel House for the six months ended June 30, 2023 amounted to $26,685 and $6,548, respectively.
Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquired entity on our consol1idated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC on February 23, 2023, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
Unless the context otherwise requires, the terms “FOX,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
•the spread of highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. and global economy, which could in turn disrupt the business activities and operations of our customers, as well as our businesses and operations;
•changes in general economic conditions, including market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the on-going Russian war in Ukraine or due to growing inflation or higher interest rates;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K, as filed with the SEC on February 23, 2023, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$400,715	$406,705	$800,566	$784,682
Cost of sales	268,689	263,761	535,242	521,478
Gross profit	132,026	142,944	265,324	263,204
Operating expenses:
General and administrative	30,221	28,444	63,982	54,011
Sales and marketing	26,556	24,175	50,225	46,764
Research and development	15,188	14,214	30,470	26,856
Amortization of purchased intangibles	7,277	5,636	13,173	10,943
Total operating expenses	79,242	72,469	157,850	138,574
Income from operations	52,784	70,475	107,474	124,630
Interest expense	4,418	1,697	7,939	3,674
Other expense, net	536	2,816	560	4,508
Income before income taxes	47,830	65,962	98,975	116,448
Provision for income taxes	8,095	12,464	17,473	14,900
Net income	$39,735	$53,498	$81,502	$101,548

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.1	64.9	66.9	66.5
Gross profit	32.9	35.1	33.1	33.5
Operating expenses:
General and administrative	7.5	7.0	8.0	6.9
Sales and marketing	6.6	5.9	6.3	6.0
Research and development	3.8	3.5	3.8	3.4
Amortization of purchased intangibles	1.8	1.4	1.6	1.4
Total operating expenses	19.8	17.8	19.7	17.7
Income from operations	13.2	17.3	13.4	15.9
Interest expense	1.1	0.4	1.0	0.5
Other expense, net	0.1	0.7	0.1	0.6
Income before income taxes	11.9	16.2	12.4	14.8
Provision for income taxes	2.0	3.1	2.2	1.9
Net income	9.9%	13.2%	10.2%	12.9%
*Percentages may not foot due to rounding.

Three months ended June 30, 2023 compared to three months ended July 1, 2022
Net sales

	For the three months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Powered Vehicle Group	$140.2	$105.7	$34.5	32.6%
Aftermarket Applications Group	155.6	123.3	32.3	26.2
Specialty Sports Group	104.9	177.7	(72.8)	(41.0)
Total net sales	$400.7	$406.7	$(6.0)	(1.5)%
Total net sales for the three months ended June 30, 2023 decreased $6.0 million, or 1.5%, compared to the three months ended July 1, 2022. Powered Vehicle Group net sales increased by $34.5 million, or 32.6%, due to increased demand in the OEM channel. Aftermarket Applications Group net sales increased by $32.3 million, or 26.2%, due to the inclusion of revenue from our Custom Wheel House subsidiary, which was acquired in March 2023, and strong performance in our upfitting product lines. Specialty Sports Group net sales decreased by $72.8 million, or 41.0%, due to the impacts of higher levels of inventory across various channels. In the second quarter of fiscal year 2023, the Company realigned Powered Vehicles Group into Powered Vehicles Group and Aftermarket Applications Group to be more aligned with the Company’s end customers and drive additional focus on product development. See Note 2 - Revenues to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.
Cost of sales

	For the three months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Cost of sales	$268.7	$263.8	$4.9	1.9%
Cost of sales for the three months ended June 30, 2023 increased $4.9 million, or 1.9%, compared to the three months ended July 1, 2022. The increase in cost of sales and resulting decrease in gross margin of 220 basis points to 32.9% for the three months ended June 30, 2023 as compared to the same prior fiscal year period was primarily due to amortization of an acquired inventory valuation markup and a shift in our product line mix, offset by increased efficiencies at our North American facilities.
Operating expenses

	For the three months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Operating expenses:
General and administrative	$30.2	$28.5	$1.7	6.0%
Sales and marketing	26.5	24.2	2.3	9.5
Research and development	15.2	14.2	1.0	7.0
Amortization of purchased intangibles	7.3	5.6	1.7	30.4
Total operating expenses	$79.2	$72.5	$6.7	9.2%
Total operating expenses for the three months ended June 30, 2023 were $79.2 million compared to $72.5 million for the three months ended July 1, 2022. Sales and marketing expenses and general and administrative expenses increased $2.3 million and $1.7 million, respectively, primarily due to the inclusion of Custom Wheel House operating costs. Research and development costs increased $1.0 million primarily due to personnel investments to support future growth and product innovation. Amortization of purchased intangibles increased by $1.7 million mainly due to the amortization of intangibles obtained in our acquisition of Custom Wheel House.

Income from operations

	For the three months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Income from operations	$52.8	$70.5	$(17.7)	(25.1)%
As a result of the factors discussed above, income from operations for the three months ended June 30, 2023 decreased $17.7 million, or 25.1%, compared to income from operations for the three months ended July 1, 2022.
Interest and other expense, net

	For the three months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Interest expense	$4.4	$1.7	$2.7	158.8%
Other expense, net	0.5	2.8	(2.3)	(82.1)
Interest and other expense, net	$4.9	$4.5	$0.4	8.9%
Interest and other expense, net for the three months ended June 30, 2023 increased by $0.4 million to $4.9 million compared to $4.5 million for the three months ended July 1, 2022. Interest expense increased by $2.7 million due to higher interest rates. Other expense, net decreased $2.3 million primarily due lower losses on foreign currency transactions.
Income taxes

	For the three months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Provision for income taxes	$8.1	$12.5	$(4.4)	(35.2)%
The effective tax rates were 16.9% and 18.9% for the three month periods ended June 30, 2023 and July 1, 2022, respectively.
For the three months ended June 30, 2023, the difference between the Company’s effective tax rate of 16.9% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefit related to stock-based compensation. This benefit was partially offset by state and foreign withholding taxes.
For the three months ended July 1, 2022, the difference between our effective tax rate of 18.9% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefits related to stock-based compensation. The benefits were partially offset by withholding and state taxes.
Net income

	For the three months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Net income	$39.7	$53.5	$(13.8)	(25.8)%
As a result of the factors described above, our net income decreased $13.8 million, or 25.8%, to $39.7 million in the three months ended June 30, 2023 from $53.5 million for the three months ended July 1, 2022.

Six months ended June 30, 2023 compared to six months ended July 1, 2022
Net sales

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Powered Vehicle Group	$282.4	$190.4	$92.0	48.4%
Aftermarket Applications Group	294.4	246.8	47.6	19.3
Specialty Sports Group	223.8	347.5	(123.7)	(35.6)
Total net sales	$800.6	$784.7	$15.9	2.0%
Total net sales for the six months ended June 30, 2023 increased $15.9 million, or 2.0%, compared to the six months ended July 1, 2022. Powered Vehicle Group net sales increased by $92.0 million, or 48.4%, mainly due to increased demand in the OEM channel. Aftermarket Applications Group net sales increased by $47.6 million, or 19.3%, primarily due to the inclusion of revenue from our Custom Wheel House subsidiary, which was acquired in March 2023, and strong performance in our upfitting product lines. Specialty Sports Group product net sales decreased by $123.7 million, or 35.6%, due to the impacts of higher levels of inventory across various channels.
Cost of sales

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Cost of sales	$535.2	$521.5	$13.7	2.6%
Cost of sales for the six months ended June 30, 2023 increased $13.7 million, or 2.6%, compared to the six months ended July 1, 2022. The increase in cost of sales and resulting decrease in gross margin of 40 basis points to 33.1% for the six months ended June 30, 2023 as compared to the same prior fiscal year period was primarily due to amortization of an acquired inventory valuation markup and a shift in our product line mix, offset by increased efficiencies at our North American facilities.
Operating expenses

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Operating expenses:
General and administrative	$64.0	$54.0	$10.0	18.5%
Sales and marketing	50.2	46.8	3.4	7.3
Research and development	30.5	26.9	3.6	13.4
Amortization of purchased intangibles	13.2	10.9	2.3	21.1
Total operating expenses	$157.9	$138.6	$19.3	13.9%
Total operating expenses for the six months ended June 30, 2023 were $157.9 million compared to $138.6 million for the six months ended July 1, 2022. General and administrative expenses increased by $10.0 million primarily due to higher employee headcount and benefits-related costs of $4.0 million, new U.S. facilities expansion costs of $1.9 million, and the inclusion of Custom Wheel House operating expenses of $1.8 million. Sales and marketing expenses increased $3.4 million primarily due to the inclusion of Custom Wheel House operating expenses. Research and development costs increased $3.6 million primarily due to personnel investments to support future growth and product innovation. Amortization of purchased intangibles increased by $2.3 million mainly due to the amortization of intangibles obtained in our acquisition of Custom Wheel House.

Income from operations

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Income from operations	$107.5	$124.6	$(17.1)	(13.7)%
As a result of the factors discussed above, income from operations for the six months ended June 30, 2023 decreased $17.1 million, or 13.7% , compared to income from operations for the six months ended July 1, 2022.
Interest and other expense, net

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Interest expense	$7.9	$3.7	$4.2	113.5%
Other expense, net	0.6	4.5	(3.9)	(86.7)
Interest and other expense, net	$8.5	$8.2	$0.3	3.7%
Interest and other expense, net for the six months ended June 30, 2023 increased by $0.3 million to $8.5 million compared to $8.2 million for the six months ended July 1, 2022. Other expense, net decreased $3.9 million primarily due lower losses on foreign currency transactions. Interest expense increased by $4.2 million due to higher interest rates.
Income taxes

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Provision for income taxes	$17.5	$14.9	$2.6	17.4%
The effective tax rates were 17.7% and 12.8% for the six month periods ended June 30, 2023 and July 1, 2022, respectively.
For the six months ended June 30, 2023, the difference between the Company’s effective tax rate of 17.7% and the 21% federal statutory rate primarily due to a lower tax rate on foreign derived intangible income. This benefit was partially offset by state and foreign withholding taxes.
For the six months ended July 1, 2022, the difference between our effective tax rate of 12.8% and the 21% federal statutory rate resulted primarily from the impact of the recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022 and from a lower tax rate on foreign derived intangible income. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company’s ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
Net income

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022	Change ($)	Change (%)
Net income	$81.5	$101.5	$(20.0)	(19.7)%
As a result of the factors described above, our net income decreased $20.0 million, or 19.7%, to $81.5 million in the six months ended June 30, 2023 from $101.5 million for the six months ended July 1, 2022.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our Prior Credit Facility and our 2022 Credit Facility, and the issuance of common stock. These sources of liquidity may be impacted by events described in Cautionary Note Regarding Forward-Looking Statements and Item 1A. Risk Factors.
As of June 30, 2023, we held $44.9 million of our $105.4 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the six months ended
(in millions)	June 30, 2023	July 1, 2022
Net cash used in operating activities	$(3.3)	$(85.4)
Net cash used in investing activities	(156.5)	(19.9)
Net cash provided by financing activities	119.8	32.2
Effect of exchange rate changes on cash and cash equivalents	0.2	2.0
Change in cash and cash equivalents	$(39.8)	$(71.0)
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the six months ended June 30, 2023, net cash used in operating activities was $3.3 million. Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $112.2 million primarily due to carrying more chassis to meet current year production needs for the upfitting product lines, and decreases in accounts payable of $41.6 million, income taxes payable of $16.4 million and accrued expenses and other liabilities of $6.5 million, partially offset by decreases in accounts receivable of $32.7 million and inventory of $13.1 million. The change in our accounts receivable reflects a shift in our product line mix. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in accrued expenses and other liabilities is primarily due to payments made for compensation and tax related accruals. The decrease in inventory reflects our continued efforts to optimize inventory levels.
In the six months ended July 1, 2022, net cash used in operating activities was $85.4 million. Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $146.2 million, inventory of $74.8 million, accounts receivable of $57.4 million, and decreases in income taxes of $5.1 million, partially offset by an increase in accounts payable of $68.7 million and accrued expenses of $6.1 million. The change in prepaids and other assets is due to increased chassis deposits to secure supply for our upfitting business for the remainder of the year. The change in inventory is due to several factors, including receipt of long lead time items that had been delayed, higher levels of safety stock to mitigate uncertainty and the result of normal growth to meet anticipated demand. The changes in accounts receivable and accounts payable reflect business growth and the timing of vendor payments. The change in income taxes and accrued expenses is due to normal business growth and the timing of vendor and tax payments.
Investing activities
In the six months ended June 30, 2023 and July 1, 2022, net cash used in investing activities consisted of $156.5 million and $19.9 million, respectively. Investing activities for the six months ended June 30, 2023 consisted of $130.9 million of cash consideration for our purchase of Custom Wheel House, $23.2 million of property and equipment additions and $2.4 million in cash consideration for our purchase of other assets. Investing activities for the six months ended July 1, 2022 consisted of $19.9 million of property and equipment additions.

Financing activities
In the six months ended June 30, 2023, net cash provided by financing activities was $119.8 million, and consisted of the proceeds from our 2022 Credit Facility of $210.0 million that were used to support our working capital and the purchase of Custom Wheel House, partially offset by payments of $85.0 million to reduce the revolver borrowings and payments of $5.2 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
In the six months ended July 1, 2022, net cash provided by financing activities was $32.3 million, and consisted of net proceeds from our 2022 Credit Facility of $582.4 million, which was used to refinance our Prior Credit Facility, and proceeds from the termination of our 2021 Swap Agreement of $12.3 million. These changes were partially offset by the repayment of our term debt upon the refinancing of our Prior Credit Facility of $382.5 million, payments made on our line of credit of $174.3 million, payments of $3.8 million to repurchase shares of our common stock, net of proceeds from our stock-based compensation program, and $1.8 million in installment payments related to the purchase of the Tuscany non-controlling interest. Refer to Note 8 - Commitments and Contingencies for additional information on our purchase of the Tuscany non-controlling interest.
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, and June 11, 2021 (as amended, the “Prior Credit Facility”). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a term loan of $400.0 million. The term loan was subject to quarterly amortization payments.
2022 Credit Facility
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “2022 Credit Facility”), and concurrently repaid in full and terminated the Prior Credit Facility. The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At June 30, 2023, the one-month SOFR and three-month SOFR rates were 5.07% and 4.99%, respectively. At June 30, 2023, our weighted-average interest rate on outstanding borrowing was 5.56%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 30, 2023.

Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC on February 23, 2023.

Inflation
Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in the cost of raw materials have and could continue to have an adverse impact on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as filed with the SEC on February 23, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in legal proceedings that arise in the ordinary course of business. Although the Company cannot assure the outcome of any such legal proceedings, based on information currently available, management does not believe that the ultimate resolution of any pending matters, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
•a disruption in the operations of our facilities or along our global supply chain, such as work stoppages, or delays in our planned expansion of certain facilities, could have a negative effect on our business, financial condition or results of operations;
•our business depends substantially on our ability to maintain our premium brand image and to attract and retain experienced and qualified talent, including our senior management team;
•we may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition or results of operations;
•the loss of the support of professional athletes for our products, or the inability to attract new professional athletes or disruption in relationships with dealers and distributors may harm our business;
•our business is dependent in large part on our relationships with dealers and distributors and their success and the orders we receive from our OEM customers and from their success. The loss of all or a substantial portion of our sales to any of these customers could have a material adverse impact on us and our results of operations;
•our international operations are exposed to risks associated with conducting business globally, including currency exchange rate fluctuations and policies related to global trade and tariffs;
•our sales could be impacted by the disruption of sales by other bike component manufacturers or if other bike component manufacturers enter into the specialty bike component market;
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
•the current inflation affecting the economy and the Federal Reserve’s repeated interest rate increases in response, could negatively impact our cash flows due to higher debt costs or negatively impact our customers’ ability to finance powered vehicles or bikes that include our products;
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
We depend on a limited number of suppliers for certain components. If our current suppliers, in particular the minority of those that are “single-source” suppliers, are unable to timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input of an equivalent substitute. We do not maintain long-term supply contracts with any of our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force any supplier to sell us the necessary components we use in creating our products and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically located closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. Our business, financial condition or results of operations could be materially and adversely impacted if we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the U.S. or in Taiwan.
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
Our business depends substantially on global economic and market conditions. In particular, we believe that currently a significant majority of the end users of our products live in the U.S. and countries in Europe. These areas have historically experienced recessions, disruptions in banking and/or financial systems, economic weakness and uncertainty, and there appears to be an increasing risk of recessions or inflationary economic impacts related to lingering effects of the global COVID-19 pandemic, the Russian invasion of Ukraine, escalating energy costs, global supply chain disruptions, rising interest rates and other economic changes. In addition, many of our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, gas prices, the availability of consumer credit, taxes and consumer confidence in future economic conditions. During periods of unfavorable economic conditions, or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and have a negative effect on our business, financial condition or results of operations.
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
We continue to face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic. The impact of the COVID-19 pandemic, including changes in consumer behavior, COVID-19 pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities, most of which are no longer in effect, to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
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
We are dependent upon the contributions, talent and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a “key person” life insurance policy on Mr. Dennison or any other key employees. We believe that the top nine members of our senior management team are key to establishing our focus and executing our corporate strategies as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave.
We could also be adversely affected if we fail to attract and retain talent throughout our organization. For instance, we rely on skilled and well-trained engineers for the design and production of our products, as well as in our research and development functions. Competition for such individuals is intense, particularly in Taiwan, California and Georgia where several of our facilities are located. Our inability to attract or retain qualified employees in our design, production or research and development functions or elsewhere in our Company could result in diminished quality of our products and delinquent production schedules or impede our ability to develop new products. Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.

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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one, two or three-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer; or (iii) in the case of upfitting sales, the date of the retail sale to an end customer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that a product could underperform and require us to adjust our warranty reserves or incur costs in excess of these reserves, which could adversely affect our results of operations.
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
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect our brands’ image or reputation. We have encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may not be sufficient to cover all losses. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition or results of operations.
We are subject to certain risks in our manufacturing and in the testing of our products.
As of June 30, 2023, we employed approximately 4,300 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
Our operations may be impaired if our technology systems fail to perform adequately and we could be negatively impacted by cybersecurity attacks and are subject to evolving privacy laws in the U.S. and other jurisdictions that could adversely impact our business and require that we incur substantial costs.
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
The information technology systems described above are also potentially vulnerable to unauthorized access, computer viruses, ransomware software viruses and other similar types of malicious activities and cyber-attacks, including cyber-attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic.
Additionally, security breaches could result in a violation of applicable U.S. and international privacy and other laws and subject us to governmental investigations and proceedings, which could result in our exposure to material civil or criminal liability. For example, the European Union adopted a regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”). GDPR requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Similarly, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and affords consumers new rights with respect to their data. It also provides a new private right of action for data breaches. The CCPA has been amended several times, including by the California Privacy Rights Act (“CPRA”), a California ballot initiative that passed in November 2020, and took effect in most material aspects on January 1, 2023, which, among other things, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Failure to meet GDPR, CCPA and CPRA requirements could result in financial penalties. Furthermore, the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as other states across the country are considering and proposing similar laws, and states like Virginia and Colorado have recently enacted CCPA-like laws to provide their respective residents with similar rights. Privacy laws, both domestically and internationally, are changing rapidly, including a discussion in Congress of a new federal data protection and privacy law, all of which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and result in increased compliance costs and/or changes in business marketing practices and policies.
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
We have completed several acquisitions over the past several years, including our acquisition of SCA in March 2020, Outside Van and Sola Sport Pty Ltd. (“Sola Sport”) in May 2021, Shock Therapy in December 2021, and Custom Wheel House, LLC in March 2023. Additionally, we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we have made and might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition or results of operations. These risks include the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
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
Because of the current inflation affecting the economy and the Federal Reserve’s interest rate increases in response, we may be harmed in the future.
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital. Specifically, the Federal Reserve increased benchmark interest rates multiple times in 2022 and has already increased benchmark interest rates multiple times in 2023. While the Federal Reserve did not increase benchmark interest rates at the June 2023 meeting, it has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. The raw materials and other supplies we use to produce our products have experienced increasing prices during recent periods as a result of inflation. In response, we have increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, as the Federal Reserve begins to increase interest rates, the result could be a recession which would slow demand for our products and hinder our sales growth, or cause sales to decline in future periods. As of the date of this Quarterly Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve’s responses thereto will be, its duration or the ultimate impact on us. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could further cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
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
As of June 30, 2023, we had $325.0 million of indebtedness, and $325.0 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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
The Federal Reserve increased benchmark interest rates multiple times in 2022 and has already increased benchmark interest rates multiple times in 2023. While the Federal Reserve did not increase benchmark interest rates at the June 2023 meeting, it has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S.. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the 2022 Interest Rate Swap Agreement, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 9 - Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of June 30, 2023, we had $325.0 million of indebtedness outstanding under the 2022 Credit Facility. Based on the $225.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of June 30, 2023, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.6 million increase or decrease in interest expense for the three months ended June 30, 2023, respectively.
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
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, many nations have agreed to limit emissions of greenhouse gas pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” and other initiatives. In December 2015, the U.S. and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the U.S. withdrew from the Paris Agreement in November 2020, the U.S. officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations, and may in the future choose to join other international agreements targeting greenhouse gas emissions. In addition, in January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies and to confront the climate crisis. President Biden also issued an executive order solely targeting climate change. The adoption of legislation or regulatory programs at the federal level or other government action to reduce emissions of greenhouse gases, could have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers and us. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate.

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
The SEC rules regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo (“DRC”), or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. As a public company, we are required to comply with the reporting obligations annually. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The effect of such rules on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if our due diligence procedures do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, these rules could have a material adverse effect on our business, results of operations or financial condition.

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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25 percent on steel and 10 percent on aluminum, with only a handful of countries exempt from the increase. Throughout the Trump Administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. The U.S. and the European Union also imposed tariffs on each other’s products stemming from a dispute at the World Trade Organization related to aircraft. The Biden Administration and U.S. Congress have created significant uncertainty about their review of tariffs and future relationships between the U.S. and other countries with respect to regulations.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. For example, from July 3, 2020 through June 30, 2023, our stock price has fluctuated between $190.29 and $69.28 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,354,348 of which shares were outstanding as of June 30, 2023. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws (together, our “Charter Documents”), as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to discourage a takeover attempt;
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

In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an “interested” stockholder. In order for us to consummate a business combination with an interested stockholder within three years of the date on which the stockholder became interested, either: (i) the business combination or the transaction that resulted in the stockholder becoming interested must be approved by our Board of Directors prior to the date the stockholder became interested; (ii) the interested stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans); or (iii) the business combination must be approved by our Board of Directors and authorized by at least two-thirds of our stockholders (excluding the interested stockholder) at a special or annual meeting (not by written consent). This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change in control transaction or changes in our Board of Directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
4/1-5/5	—	$—
5/6-6/2	27,528	$110.32
6/3-6/30	—	$—
Total	27,528	$110.32

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation				X
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
10.1†	Employment Agreement, by and between Fox Factory Holding Corp. and Dennis C. Schemm, dated June 12, 2023	8-K	001-36040	June 12, 2023
10.2†	Employment Agreement, by and between Fox Factory Holding Corp. and Toby D. Merchant, dated April 13, 2021				X
10.3†	Employment Agreement, by and between Fox Factory Holding Corp. and Thomas L. Fletcher, dated May 24, 2021				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

August 3, 2023	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer and Treasurer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
August 3, 2023	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)