Form 10-Q
period 2023-09-29
FOX FACTORY HOLDING CORP
filed 2023-11-03
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2023, there were 42,380,934 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	September 29, 2023	December 30, 2022

Assets
Current assets:
Cash and cash equivalents	$90,631	$145,250
Accounts receivable (net of allowances of $1,374 and $443 at September 29, 2023 and December 30, 2022, respectively)	149,989	200,440
Inventory	341,209	350,620
Prepaids and other current assets	155,394	101,364
Total current assets	737,223	797,674
Property, plant and equipment, net	211,142	202,215
Lease right-of-use assets	64,133	48,096
Deferred tax assets	57,256	57,339
Goodwill	386,139	323,978
Intangibles, net	207,659	178,980
Other assets	10,806	10,054
Total assets	$1,674,358	$1,618,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$88,476	$131,160
Accrued expenses	103,201	127,729
Total current liabilities	191,677	258,889
Line of credit	190,000	200,000
Other liabilities	51,378	38,061
Total liabilities	433,055	496,950
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of September 29, 2023 and December 30, 2022	—	—
Common stock, $0.001 par value — 90,000 authorized; 43,270 shares issued and 42,380 outstanding as of September 29, 2023; 43,160 shares issued and 42,270 outstanding as of December 30, 2022	42	42
Additional paid-in capital	364,118	356,239
Treasury stock, at cost; 890 common shares as of September 29, 2023 and December 30, 2022	(13,754)	(13,754)
Accumulated other comprehensive income	10,025	14,782
Retained earnings	880,872	764,077
Total stockholders’ equity	1,241,303	1,121,386
Total liabilities and stockholders’ equity	$1,674,358	$1,618,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$331,117	$409,168	$1,131,683	$1,193,850
Cost of sales	223,890	271,901	759,132	793,379
Gross profit	107,227	137,267	372,551	400,471
Operating expenses:
General and administrative	25,710	29,171	89,692	83,182
Sales and marketing	24,439	23,508	74,664	70,272
Research and development	8,904	13,955	39,374	40,811
Amortization of purchased intangibles	6,809	5,271	19,982	16,214
Total operating expenses	65,862	71,905	223,712	210,479
Income from operations	41,365	65,362	148,839	189,992
Interest expense	3,466	2,667	11,405	6,341
Other (income) expense, net	(878)	(1,441)	(318)	3,067
Income before income taxes	38,777	64,136	137,752	180,584
Provision for income taxes	3,484	13,365	20,957	28,265
Net income	$35,293	$50,771	$116,795	$152,319
Earnings per share:
Basic	$0.83	$1.20	$2.76	$3.61
Diluted	$0.83	$1.20	$2.75	$3.59
Weighted-average shares used to compute earnings per share:
Basic	42,395	42,281	42,350	42,215
Diluted	42,510	42,387	42,497	42,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income	$35,293	$50,771	$116,795	$152,319
Other comprehensive (loss) income
Interest rate swap, net of tax effects	(281)	2,563	(2,219)	9,296
Foreign currency translation adjustments	(2,423)	(4,091)	(2,538)	(7,847)
Other comprehensive (loss) income	(2,704)	(1,528)	(4,757)	1,449
Comprehensive income	$32,589	$49,243	$112,038	$153,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	29	—	—	—	(820)	—	—	(820)
Stock-based compensation expense	—	—	—	—	3,029	—	—	3,029
Other comprehensive income	—	—	—	—	—	4,743	—	4,743
Net income	—	—	—	—	—	—	48,050	48,050
Balance - April 1, 2022	43,039	$42	890	$(13,754)	$346,328	$9,619	$606,849	$949,084
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	114	—	—	—	(2,950)	—	—	(2,950)
Stock-based compensation expense	—	—	—	—	4,061	—	—	4,061
Other comprehensive loss	—	—	—	—	—	(1,766)	—	(1,766)
Net income	—	—	—	—	—	—	53,498	53,498
Balance - July 1, 2022	43,153	$42	890	$(13,754)	$347,439	$7,853	$660,347	$1,001,927
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	4	—	—	—	(325)	—	—	(325)
Stock-based compensation expense	—	—	—	—	4,289	—	—	4,289
Other comprehensive loss	—	—	—	—	—	(1,528)	—	(1,528)
Net income	—	—	—	—	—	—	50,771	50,771
Balance - September 30, 2022	43,157	$42	890	$(13,754)	$351,403	$6,325	$711,118	$1,055,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	33	—	—	—	(2,155)	—	—	(2,155)
Stock-based compensation expense	—	—	—	—	5,701	—	—	5,701
Other comprehensive loss	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	41,767	41,767
Balance - March 31, 2023	43,193	$42	890	$(13,754)	$359,785	$12,330	$805,844	$1,164,247
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	51	—	—	—	(3,063)	—	—	(3,063)
Stock-based compensation expense	—	—	—	—	4,483	—	—	4,483
Other comprehensive income	—	—	—	—	—	399	—	399
Net income	—	—	—	—	—	—	39,735	39,735
Balance - June 30, 2023	43,244	$42	890	$(13,754)	$361,205	$12,729	$845,579	$1,205,801
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	26	—	—	—	(945)	—	—	(945)
Stock-based compensation expense	—	—	—	—	3,858	—	—	3,858
Other comprehensive loss	—	—	—	—	—	(2,704)	—	(2,704)
Net income	—	—	—	—	—	—	35,293	35,293
Balance - September 29, 2023	43,270	$42	890	$(13,754)	$364,118	$10,025	$880,872	$1,241,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 29, 2023	September 30, 2022
OPERATING ACTIVITIES:
Net income	$116,795	$152,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,519	36,813
Stock-based compensation	14,042	11,379
Amortization of loan fees	679	860
Write off of unamortized loan origination fees	—	1,927
Amortization of deferred gains on prior swap settlements	(3,189)	(2,113)
Amortization of inventory fair value step-up	9,903	—
Gain on disposal of property and equipment	—	(1,845)
Deferred taxes	(512)	(12,515)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	53,299	(59,976)
Inventory	24,317	(84,834)
Income taxes	(20,384)	4,171
Prepaids and other assets	(53,130)	(55,000)
Accounts payable	(51,389)	43,439
Accrued expenses and other liabilities	(7,265)	22,410
Net cash provided by operating activities	126,685	57,035
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(130,918)	—
Acquisition of other assets, net of cash acquired	(2,432)	—
Purchases of property and equipment	(32,048)	(35,559)
Proceeds from sale of property and equipment	—	3,180
Net cash used in investing activities	(165,398)	(32,379)
FINANCING ACTIVITIES:
Proceeds from line of credit	210,000	582,356
Payments on line of credit	(220,000)	(259,336)
Repayment of term debt	—	(382,500)
Installment on purchase of non-controlling interest	—	(2,700)
Repurchases from stock compensation program, net	(6,163)	(4,094)
Proceeds from termination of swap agreement	—	12,270
Net cash used in financing activities	(16,163)	(54,004)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	257	2,799
CHANGE IN CASH AND CASH EQUIVALENTS	(54,619)	(26,549)
CASH AND CASH EQUIVALENTS—Beginning of period	145,250	179,686
CASH AND CASH EQUIVALENTS—End of period	$90,631	$153,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	September 29, 2023	September 30, 2022
Cash paid during the period for:
Income taxes	$42,017	$36,487
Interest, net of capitalized interest	14,608	6,649
Amounts included in the measurement of lease liabilities	10,026	7,807
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations (1)	$28,812	$11,966
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$756	$1,698
(1) Includes new leases executed in the United States of America “U.S.”.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
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
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2023 and 2022, the Company’s fiscal year will end or has ended on December 29, 2023 and December 30, 2022, respectively. The twelve month periods ended December 29, 2023 and December 30, 2022, will include or have included 52 weeks. The three and nine month periods ended September 29, 2023 and September 30, 2022 each included 13 weeks and 26 weeks, respectively.
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
(in thousands, except per share data)
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
Reclassifications - We have reclassified certain prior period amounts within our Note 2 - Revenues for the three and nine months ended September 30, 2022 to conform to our current period presentation. The reclassifications did not have any impact on net income or other major financial statement line items.
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
Recent Accounting Pronouncements
In September 2022, the FASB issued accounting standards update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company adopted the interim disclosure requirements, as applicable, during the first quarter of 2023 and will adopt the annual disclosure requirements, except for the annual rollforward, in our 2023 Annual Report on Form 10-K. The Company expects to adopt the annual rollforward requirement in our 2024 Annual Report on Form 10-K. Refer to the “Bailment Pool Arrangements” section within Note 8 - Commitments and Contingencies for further details of this adoption.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
2. Revenues
In the second quarter of fiscal year 2023, the Company realigned its Powered Vehicles Group into the Powered Vehicles Group and the Aftermarket Applications Group to be more aligned with the Company’s end customers and drive additional focus on product development. The new Powered Vehicles Group is comprised of sales to original equipment off-road and power sports manufacturers and aftermarket businesses that sell shocks directly to dealers and distributors. The Aftermarket Applications Group is comprised of aftermarket businesses that offer custom vehicle shock, tuning, suspension, lift kit, upfitting, and wheel and tire solutions for automotive and power sports enthusiasts. All prior-period amounts have been recast to conform with the current period presentation. The following table summarizes total net sales by product group:

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Powered Vehicles Group	$123,076	$109,467	$405,519	$299,831
Aftermarket Applications Group	136,039	125,729	430,391	372,504
Specialty Sports Group	72,002	173,972	295,773	521,515
Total net sales	$331,117	$409,168	$1,131,683	$1,193,850

The following table summarizes total net sales by sales channel:

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
OEM	$155,632	$238,078	$570,550	$662,453
Aftermarket	175,485	171,090	561,133	531,397
Total net sales	$331,117	$409,168	$1,131,683	$1,193,850

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
North America	$268,703	$255,424	$864,612	$746,566
Europe	31,958	82,299	147,082	242,373
Asia	25,540	66,875	104,399	188,704
Rest of the world	4,916	4,570	15,590	16,207
Total net sales	$331,117	$409,168	$1,131,683	$1,193,850

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
3. Inventory
Inventory consisted of the following:

	September 29, 2023	December 30, 2022
Raw materials	$234,049	$247,441
Work-in-process	10,346	9,959
Finished goods	96,814	93,220
Total inventory	$341,209	$350,620

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	September 29, 2023	December 30, 2022
Prepaid chassis deposits	$119,666	$74,013
Advanced payments and prepaid contracts	22,786	13,598
Other current assets	12,942	13,753
Total	$155,394	$101,364

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	September 29, 2023	December 30, 2022
Machinery and manufacturing equipment	$138,047	$122,748
Building and building improvements	76,097	73,594
Internal-use computer software	32,956	30,290
Information systems, office equipment and furniture	24,924	21,655
Leasehold improvements	24,415	20,078
Transportation equipment	14,683	12,450
Land and land improvements	14,538	14,493
Total property, plant and equipment	325,660	295,308
Less: accumulated depreciation and amortization	(114,518)	(93,093)
Total property, plant and equipment, net	$211,142	$202,215

The Company’s long-lived assets by geographic location are as follows:

	September 29, 2023	December 30, 2022
United States	$172,938	$166,544
International	38,204	35,671
Total long-lived assets	$211,142	$202,215

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	September 29, 2023	December 30, 2022
Payroll and related expenses	$23,424	$38,193
Income tax payable	20,290	40,701
Warranty	20,041	17,071
Current portion of lease liabilities	12,815	10,314
Accrued sales rebate	12,608	8,693
Other accrued expenses	14,023	12,757
Total	$103,201	$127,729
The Company generally provides a limited warranty for products for a one, two or three-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where the product is incorporated as original equipment on the purchased bike or powered vehicle; (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer; or (iii) in the case of upfitting sales, the date of the retail sale to an end customer. Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Beginning warranty liability	$19,751	$16,088	$17,071	$15,510
Charge to cost of sales	4,152	2,812	12,763	8,261
Fair value of warranty assumed in acquisition	—	—	100	—
Costs incurred	(3,862)	(2,659)	(9,893)	(7,530)
Ending warranty liability	$20,041	$16,241	$20,041	$16,241
*All changes to warranty liability were within normal course of business.
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
(in thousands, except per share data)
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At September 29, 2023, the one-month SOFR and three-month SOFR rates were 5.32% and 5.27%, respectively. At September 29, 2023, our weighted-average interest rate on outstanding borrowing was 5.31%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 29, 2023.
The following table summarizes the line of credit under the 2022 Credit Facility:

	September 29, 2023	December 30, 2022
Amount outstanding	$190,000	$200,000
Available borrowing capacity	460,000	450,000
Total borrowing capacity	$650,000	$650,000
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
(in thousands, except per share data)
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
At September 29, 2023 and December 30, 2022, the Company had utilized $21,228 and $2,634 out of a maximum of $43,600 and $26,200 of Ford allocation of chassis, respectively, and $11,259 and $67,149, respectively, out of a maximum of $100,000 GM allocation of chassis. The company incurred $740 and $4,310 of interest expense related to chassis on hand during the three and nine months ended September 29, 2023, respectively.
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders’ agreement with Flagship, Inc. provided the Company with a call option (the “Call Option”) to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments beginning in July 2020 through July 2022, which amounted to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company paid $900 and $2,700 during the three and nine months ended September 30, 2022, respectively. The Company had no remaining liability as of September 29, 2023. The stock portion of 136 shares were released from escrow on a quarterly basis starting January 2021 through July 2022. The Company released 19 and 58 shares of stock during the three and nine months ended September 30, 2022, respectively. The Company had no remaining shares to be released as of September 29, 2023. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
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
As of September 29, 2023 and December 30, 2022, the Company had the following interest rate swap contracts:

			September 29, 2023	December 30, 2022
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$125	$189
July 2, 2021	April 5, 2022	$200,000	6,055	9,180
April 5, 2022	April 5, 2027	$100,000	6,497	5,087
Total			$12,677	$14,456
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
The gains and losses, net of tax, related to the effective portion of derivative instruments designated as cash flow hedges recognized in other comprehensive income for the three and nine months ended September 29, 2023 were a loss of $281 and $2,219, respectively; and for the three and nine months ended September 30, 2022 were a gain of $2,563 and $9,296, respectively.
Over the next twelve months, the Company expects to recognize $7,167 of the $12,677 of unrealized gains included in accumulated other comprehensive income related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	September 29, 2023				December 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$6,497	$—	$6,497	$—	$5,087	$—	$5,087
Total assets measured at fair value	$—	$6,497	$—	$6,497	$—	$5,087	$—	$5,087
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine month periods ended September 29, 2023.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

11. Stockholders’ Equity
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of income:

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of sales	$330	$292	$903	$701
Sales and marketing	418	227	1,096	680
Research and development	331	215	834	705
General and administrative	2,779	3,555	11,209	9,293
Total	$3,858	$4,289	$14,042	$11,379

The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the nine months ended September 29, 2023:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	297	$87.05
Granted	129	$111.11
Canceled	(26)	$86.29
Vested	(139)	$83.85
Unvested at September 29, 2023	261	$111.00
As of September 29, 2023, the Company had approximately $19,744 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.92 years.
During the nine months ended September 29, 2023, the Company issued performance share units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a 3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant assuming the performance goals will be achieved.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended September 29, 2023:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	48	$126.69
Granted	44	$115.70
Canceled	(9)	$119.93
Unvested at September 29, 2023	83	$139.95
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $10,960 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.70 years.

12. Income Taxes

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Provision for income taxes	$3,484	$13,365	$20,957	$28,265
Effective tax rates	9.0%	20.8%	15.2%	15.7%
For the three months ended September 29, 2023, the difference between the Company’s effective tax rate of 9.0% and the 21% federal statutory rate was due to a benefit from the U.S. research and development tax credit related to multiple periods and lower tax rate on foreign derived intangible income. These benefits were partially offset by other non-deductible expenses and state taxes.
For the nine months ended September 29, 2023, the difference between the Company’s effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and benefit from the U.S. research and development tax credit related to multiple periods. These benefits were partially offset by other non-deductible expenses and state taxes.
For the three months ended September 30, 2022, the difference between the Company’s effective tax rate of 20.8% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, partially offset by withholding and state taxes.
For the nine months ended September 30, 2022, the difference between the Company’s effective tax rate and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, and the impact of the finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company's ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
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
The purchase price of Custom Wheel House has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 3, 2023 with the excess purchase price allocated to goodwill. The Company’s valuation is preliminary and subject to the Company’s validation of deferred taxes. The Company expects to amortize the acquired trade name, customer relationship and core technology assets over their expected useful lives that range between two and seven years. The acquired goodwill represents the value of combining operations of Custom Wheel House and the Company, and is expected to be partially deductible for tax purposes. During the nine months ended September 29, 2023, the Company updated the purchase price allocation and recorded adjustments to net assets of $745, identified intangible assets of $4,337, and goodwill of $5,082. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$130,918
Total consideration at closing	$130,918

Fair market values
Inventory	$23,266
Other current assets	4,243
Property, plant and equipment	3,529
Lease right-of-use assets	4,718
Intangibles	48,663
Goodwill	62,000
Total assets acquired	146,419

Accounts payable and accrued expenses	10,783
Current portion of lease liabilities	1,694
Lease liabilities	3,024
Total liabilities assumed	15,501
Purchase price allocation	$130,918

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

The Company incurred $929 of transaction costs related to the acquisition of Custom Wheel House during the nine months ended September 29, 2023. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income.
The results of operations for Custom Wheel House have been included in the Company's condensed consolidated statements of income since the closing date of the acquisition on March 3, 2023. The total revenue and net income from operations for Custom Wheel House for the three months ended September 29, 2023 amounted to $19,331 and $1,296, respectively. The total revenue and net loss from operations for Custom Wheel House for the nine months ended September 29, 2023 amounted to $46,016 and $5,252, respectively.
Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquired entity on our consolidated financial statements.

15. Subsequent Events
Marucci Sports, LLC (“Marucci”) Transaction
On November 1, 2023 the Company’s subsidiary, Fox Factory, Inc., entered into an Agreement and Plan of Merger (the “Marucci Merger Agreement”) by and among Fox Factory, Inc., Marucci Merger Sub, Inc., a wholly-owned subsidiary of Fox Factory, Inc. (“Merger Sub), Wheelhouse Holdings Inc. (“Wheelhouse) and Compass Group Diversified Holdings LLC, as representative of the Wheelhouse equity holders. Pursuant to the Marucci Merger Agreement, the Merger Sub will merge with and into Wheelhouse with Wheelhouse surviving as a wholly-owned subsidiary of Fox Factory, Inc. (the “Marucci Merger”). Pursuant to the Marucci Merger, Fox Factory, Inc. will acquire substantially all the issued and outstanding capital stock of Wheelhouse Holdings, Inc., the parent company of Marucci, at an enterprise value of $572,000, subject to various adjustments described in the Marucci Merger Agreement. Marucci, based in Baton Rouge, Louisiana, is a leading designer, manufacturer, and marketer of highly engineered premium wood, aluminum and composite baseball bats as well as other diamond sports products. The Company believes that this transaction will be complementary to its technology innovation and brand value and will help to expand its product offerings. The transaction, which is subject to various closing conditions, is expected to close in the fourth quarter of 2023.
The transaction will be financed through a term loan from an amendment to the 2022 Credit Facility.
Amendment to 2022 Credit Facility
On November 1, 2023, the Company entered into a commitment letter (the “Debt Commitment Letter”) with certain lenders party to the 2022 Credit Facility (collectively, the “Commitment Parties”) pursuant to which the Commitment Parties have agreed to provide the Company with a term loan in an amount not to exceed $400,000 and a delayed draw term loan in an amount not to exceed $200,000 (collectively, the “Incremental Term Loans”), each of which are permitted under the 2022 Credit Facility. The Incremental Term Loans will support the Company’s capital allocation strategy, including funding a portion of the acquisition consideration owed under the Marucci transaction. The funding of the Incremental Term Loans provided for in the Debt Commitment Letter are contingent on satisfaction of customary conditions, including, among other things, (i) the execution and delivery of the amendment to the 2022 Credit Facility and (ii) the consummation of the Marucci transaction. The amendment to the 2022 Credit Facility will be effective on the closing date of the Marucci transaction and has not been finalized; accordingly, the actual terms may differ from the description of such terms in the Debt Commitment Letter.
Share Repurchase Plan
On November 1, 2023, the Company’s Board of Directors authorized a share repurchase plan for up to $300,000 in shares of the Company’s common stock, par value $0.001 per share. The share repurchase program is scheduled to expire on November 1, 2028. Repurchases of shares of Common Stock under the stock repurchase plan will be made in accordance with applicable securities laws and may be made under a variety of methods, which may include open market purchases. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.

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

United Auto Workers Strike
On September 15, 2023, the United Auto Workers (“UAW”) union began a strike at certain of our OEM customers’ U.S. facilities. The strike had an undesirable impact on our sales for the three months ended September 29, 2023. Although the union has reached tentative agreements with the automakers, we expect the impact to continue to affect our business in the future periods as our OEM customers recover from the strike.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$331,117	$409,168	$1,131,683	$1,193,850
Cost of sales	223,890	271,901	759,132	793,379
Gross profit	107,227	137,267	372,551	400,471
Operating expenses:
General and administrative	25,710	29,171	89,692	83,182
Sales and marketing	24,439	23,508	74,664	70,272
Research and development	8,904	13,955	39,374	40,811
Amortization of purchased intangibles	6,809	5,271	19,982	16,214
Total operating expenses	65,862	71,905	223,712	210,479
Income from operations	41,365	65,362	148,839	189,992
Interest expense	3,466	2,667	11,405	6,341
Other (income) expense, net	(878)	(1,441)	(318)	3,067
Income before income taxes	38,777	64,136	137,752	180,584
Provision for income taxes	3,484	13,365	20,957	28,265
Net income	$35,293	$50,771	$116,795	$152,319

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	66.5	67.1	66.5
Gross profit	32.4	33.5	32.9	33.5
Operating expenses:
General and administrative	7.8	7.1	7.9	7.0
Sales and marketing	7.4	5.7	6.6	5.9
Research and development	2.7	3.4	3.5	3.4
Amortization of purchased intangibles	2.1	1.3	1.8	1.4
Total operating expenses	19.9	17.6	19.8	17.6
Income from operations	12.5	16.0	13.2	15.9
Interest expense	1.0	0.7	1.0	0.5
Other (income) expense, net	(0.3)	(0.4)	—	0.3
Income before income taxes	11.7	15.7	12.2	15.1
Provision for income taxes	1.1	3.3	1.9	2.4
Net income	10.7%	12.4%	10.3%	12.8%
*Percentages may not foot due to rounding.

Three months ended September 29, 2023 compared to three months ended September 30, 2022
Net sales

	For the three months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Powered Vehicle Group	$123.1	$109.5	$13.6	12.4%
Aftermarket Applications Group	136.0	125.7	10.3	8.2
Specialty Sports Group	72.0	174.0	(102.0)	(58.6)
Total net sales	$331.1	$409.2	$(78.1)	(19.1)%
Total net sales for the three months ended September 29, 2023 decreased $78.1 million, or 19.1%, compared to the three months ended September 30, 2022. Specialty Sports Group net sales decreased by $102.0 million, or 58.6%, due to the impacts of higher levels of inventory across various channels. Powered Vehicle Group net sales increased by $13.6 million, or 12.4%, due to increased demand in the OEM channel, partially offset by the impact of the UAW strike. Aftermarket Applications Group net sales increased by $10.3 million, or 8.2%, due to the inclusion of revenue from our Custom Wheel House subsidiary, which was acquired in March 2023, partially offset by the impact of the UAW strike.
Cost of sales

	For the three months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Cost of sales	$223.9	$271.9	$(48.0)	(17.7)%
Cost of sales for the three months ended September 29, 2023 decreased $48.0 million, or 17.7%, compared to the three months ended September 30, 2022. The decrease in cost of sales was due to our decreased sales partially offset by certain business factors affecting gross margin, which are discussed below.
Our gross margin decreased 110 basis points to 32.4% for the three months ended September 29, 2023 as compared to the same prior fiscal year period primarily due to a shift in our product line mix and costs associated with keeping our skilled workforce as production slowed due to the UAW strike, offset by increased efficiencies at our North American facilities.
Operating expenses

	For the three months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Operating expenses:
General and administrative	$25.7	$29.1	$(3.4)	(11.7)%
Sales and marketing	24.5	23.5	1.0	4.3
Research and development	8.9	14.0	(5.1)	(36.4)
Amortization of purchased intangibles	6.8	5.3	1.5	28.3
Total operating expenses	$65.9	$71.9	$(6.0)	(8.3)%
Total operating expenses for the three months ended September 29, 2023 were $65.9 million compared to $71.9 million for the three months ended September 30, 2022. General and administrative expenses decreased $3.4 million and sales and marketing expenses increased $1.0 million primarily due to strong cost controls offset by the inclusion of Custom Wheel House operating costs. Amortization of purchased intangibles increased by $1.5 million mainly due to amortization of additional acquired intangibles.

Income from operations

	For the three months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Income from operations	$41.4	$65.4	$(24.0)	(36.7)%
As a result of the factors discussed above, income from operations for the three months ended September 29, 2023 decreased $24.0 million, or 36.7%, compared to income from operations for the three months ended September 30, 2022.
Interest and other expense, net

	For the three months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Interest expense	$3.5	$2.7	$0.8	29.6%
Other (income) expense, net	(0.9)	(1.4)	0.5	(35.7)
Interest and other expense, net	$2.6	$1.3	$1.3	100.0%
Interest and other expense, net for the three months ended September 29, 2023 increased by $1.3 million to $2.6 million compared to $1.3 million for the three months ended September 30, 2022. Interest expense increased by $0.8 million due to higher interest rates.
Income taxes

	For the three months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Provision for income taxes	$3.5	$13.4	$(9.9)	(73.9)%
The effective tax rates were 9.0% and 20.8% for the three month periods ended September 29, 2023 and September 30, 2022, respectively.
For the three months ended September 29, 2023, the difference between the Company’s effective tax rate of 9.0% and the 21% federal statutory rate was due to a benefit from the U.S. research and development tax credit related to multiple periods and a lower tax rate on foreign derived intangible income. These benefits were partially offset by other non-deductible expenses and state taxes.
For the three months ended September 30, 2022, the difference between our effective tax rate of 20.8% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefits related to stock-based compensation. The benefits were partially offset by withholding and state taxes.
Net income

	For the three months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Net income	$35.3	$50.8	$(15.5)	(30.5)%
As a result of the factors described above, our net income decreased $15.5 million, or 30.5%, to $35.3 million in the three months ended September 29, 2023 from $50.8 million for the three months ended September 30, 2022.

Nine months ended September 29, 2023 compared to nine months ended September 30, 2022
Net sales

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Powered Vehicle Group	$405.5	$299.8	$105.7	35.4%
Aftermarket Applications Group	430.4	372.5	57.9	15.5
Specialty Sports Group	295.8	521.5	(225.7)	(43.3)
Total net sales	$1,131.7	$1,193.8	$(62.1)	(5.2)%
Total net sales for the nine months ended September 29, 2023 decreased $62.1 million, or 5.2%, compared to the nine months ended September 30, 2022. Specialty Sports Group product net sales decreased by $225.7 million, or 43.3%, due to the impacts of higher levels of inventory across various channels. Powered Vehicle Group net sales increased by $105.7 million, or 35.4%, mainly due to increased demand in the OEM channel, partially offset by the impact of the UAW strike. Aftermarket Applications Group net sales increased by $57.9 million, or 15.5%, primarily due to the inclusion of revenue from our Custom Wheel House subsidiary, which was acquired in March 2023, and strong performance in our upfitting product lines.
Cost of sales

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Cost of sales	$759.1	$793.4	$(34.3)	(4.3)%
Cost of sales for the nine months ended September 29, 2023 decreased $34.3 million, or 4.3%, compared to the nine months ended September 30, 2022. The decrease in cost of sales was due to our decreased sales partially offset by certain business factors affecting gross margin, which are discussed below.
Our gross margin decreased 60 basis points to 32.9% for the three months ended September 29, 2023 as compared to the same prior fiscal year period primarily due to a shift in our product line mix and amortization of acquired inventory valuation markups, offset by increased efficiencies at our North American facilities.
Operating expenses

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Operating expenses:
General and administrative	$89.7	$83.2	$6.5	7.8%
Sales and marketing	74.7	70.3	4.4	6.3
Research and development	39.4	40.8	(1.4)	(3.4)
Amortization of purchased intangibles	20.0	16.2	3.8	23.5
Total operating expenses	$223.7	$210.5	$13.2	6.3%
Total operating expenses for the nine months ended September 29, 2023 were $223.7 million compared to $210.5 million for the nine months ended September 30, 2022. General and administrative expenses increased by $6.5 million primarily due to operating expenses associated with facility expansion and the inclusion of Custom Wheel House operating expenses of $3.0 million partially offset by strong cost controls. Sales and marketing expenses increased $4.4 million primarily due to the inclusion of $7.4 million Custom Wheel House operating expenses offset by strong cost controls. Research and development costs decreased $1.4 million primarily due to additional benefit from a state research and development tax credit. Amortization of purchased intangibles increased by $3.8 million mainly due to the amortization of additional acquired intangibles.

Income from operations

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Income from operations	$148.8	$190.0	$(41.2)	(21.7)%
As a result of the factors discussed above, income from operations for the nine months ended September 29, 2023 decreased $41.2 million, or 21.7% , compared to income from operations for the nine months ended September 30, 2022.
Interest and other expense, net

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Interest expense	$11.4	$6.3	$5.1	81.0%
Other (income) expense, net	(0.3)	3.1	(3.4)	(109.7)
Interest and other expense, net	$11.1	$9.4	$1.7	18.1%
Interest and other expense, net for the nine months ended September 29, 2023 increased by $1.7 million to $11.1 million compared to $9.4 million for the nine months ended September 30, 2022. Interest expense increased by $5.1 million due to higher interest rates. Other income, net increased $3.4 million primarily due lower losses on foreign currency transactions.
Income taxes

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Provision for income taxes	$21.0	$28.3	$(7.3)	(25.8)%
The effective tax rates were 15.2% and 15.7% for the nine month periods ended September 29, 2023 and September 30, 2022, respectively.
For the nine months ended September 29, 2023, the difference between the Company’s effective tax rate of 15.2% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and benefit from the U.S. research and development tax credit related to multiple periods. These benefits were partially offset by other non-deductible expenses and state taxes.
For the nine months ended September 30, 2022, the difference between our effective tax rate of 15.7% and the 21% federal statutory rate resulted primarily from the impact of the recently finalized U.S. tax regulations published by the U.S. Treasury and Internal Revenue Service on January 4, 2022 and from a lower tax rate on foreign derived intangible income. These regulations limit the amount of newly generated foreign taxes that are creditable against U.S. income taxes, which resulted in a release of the Company’s valuation allowance against foreign tax credits due to the Company’s ability to use foreign tax credit carryforwards that had previously been reserved against. These benefits were partially offset by withholding and state taxes.
Net income

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Net income	$116.8	$152.3	$(35.5)	(23.3)%
As a result of the factors described above, our net income decreased $35.5 million, or 23.3%, to $116.8 million in the nine months ended September 29, 2023 from $152.3 million for the nine months ended September 30, 2022.

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
As of September 29, 2023, we held $37.0 million of our $90.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the nine months ended
(in millions)	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$126.7	$57.0
Net cash used in investing activities	(165.4)	(32.4)
Net cash used in financing activities	(16.2)	(54.0)
Effect of exchange rate changes on cash and cash equivalents	0.3	2.8
Change in cash and cash equivalents	$(54.6)	$(26.5)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the nine months ended September 29, 2023, net cash provided by operating activities was $126.7 million. Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $53.1 million primarily due to carrying more chassis to meet current year production needs for the upfitting product lines, and decreases in accounts payable of $51.4 million, income taxes payable of $20.4 million and accrued expenses and other liabilities of $7.2 million, partially offset by decreases in accounts receivable of $53.3 million and inventory of $24.3 million. The change in our accounts receivable reflects a shift in our product line mix and the timing of customer collections. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in accrued expenses and other liabilities is primarily due to payments made for compensation and tax related accruals. The decrease in inventory reflects our continued efforts to optimize inventory levels.
In the nine months ended September 30, 2022, net cash provided by operating activities was $57.0 million. Our investment in operating assets and liabilities is a result of increases in inventory of $84.8 million, accounts receivable of $60.0 million, and prepaids and other assets of $55.0 million, partially offset by an increase in accounts payable of $43.4 million, accrued expenses and other liabilities of $22.4 million and income taxes payable of $4.2 million. The change in inventory is due to several factors, including receipt of long lead time items that had been delayed, higher levels of safety stock to mitigate uncertainty and the result of normal growth to meet anticipated demand. The changes in accounts receivable and accounts payable reflect business growth and the timing of vendor payments. The change in prepaids and other assets is due to increased chassis deposits to secure supply for our upfitting business for the remainder of the year. The change in accrued expenses and other liabilities and income taxes is due to increases in sales rebates, compensation related accruals and income tax payables, as well as normal business growth and the timing of such payments.
Investing activities
In the nine months ended September 29, 2023 and September 30, 2022, net cash used in investing activities consisted of $165.4 million and $32.4 million, respectively. Investing activities for the nine months ended September 29, 2023 consisted of $130.9 million of cash consideration for our purchase of Custom Wheel House, $32.0 million of property and equipment additions and $2.4 million in cash consideration for our purchase of other assets. Investing activities for the nine months ended September 30, 2022 consisted of $35.6 million of property and equipment additions, partially offset by proceeds from the sale of property and equipment of $3.2 million.

Financing activities
In the nine months ended September 29, 2023, net cash provided by financing activities was $16.2 million, and consisted of the proceeds from our 2022 Credit Facility of $210.0 million that were used to support our working capital and the purchase of Custom Wheel House, offset by payments of $220.0 million to reduce the revolver borrowings and payments of $6.2 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At September 29, 2023, the one-month SOFR and three-month SOFR rates were 5.32% and 5.27%, respectively. At September 29, 2023, our weighted-average interest rate on outstanding borrowing was 5.31%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 29, 2023.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2023. Based on the evaluation of our disclosure controls and procedures as of September 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Work stoppages or other disruptions at seaports or involving our customers could adversely affect our operating results.
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
Work stoppages, labor disputes, and other disruptions involving our customers could also adversely affect our operating results. For example, on September 15, 2023, the UAW commenced an ongoing labor strike against Ford Motor Company, General Motors, and Stellantis after UAW was unable to reach a deal with the three automakers. Automotive OEMs are some of the largest consumers of our powered vehicle suspension products. While the duration and scope of the initial and any future UAW strikes against automakers, as well as the corresponding impact on the business of suppliers to such automakers and the impact on our own business, financial position or results of operations, are impossible to predict at this time, the prolonged idling of our customers’ production facilities in response to the strikes could have a material adverse impact on us. The extent to which the UAW strikes will impact us will depend on future developments, which cannot be predicted and are highly uncertain. The ultimate impact on our business, financial position and results of operations will depend on factors beyond our control including the duration and scope of the strikes.

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
As of September 29, 2023, we employed approximately 4,200 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition or results of operations.
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
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital. Specifically, the Federal Reserve increased benchmark interest rates multiple times in 2022 and has increased benchmark interest rates multiple times in 2023. While the Federal Reserve did not increase benchmark interest rates at the June 2023 or September 2023 meeting, it has indicated it may continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. The raw materials and other supplies we use to produce our products have experienced increasing prices during recent periods as a result of inflation. In response, we have increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, as the Federal Reserve begins to increase interest rates, the result could be a recession which would slow demand for our products and hinder our sales growth, or cause sales to decline in future periods. As of the date of this Quarterly Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve’s responses thereto will be, its duration or the ultimate impact on us. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could further cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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
As of September 29, 2023, we had $190.0 million of indebtedness, and $460.0 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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
The Federal Reserve increased benchmark interest rates multiple times in 2022 and has increased benchmark interest rates multiple times in 2023. While the Federal Reserve did not increase benchmark interest rates at the June 2023 or September 2023 meeting, it has indicated it may continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the 2022 Interest Rate Swap Agreement, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 9 - Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of September 29, 2023, we had $190.0 million of indebtedness outstanding under the 2022 Credit Facility. Based on the $90.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of September 29, 2023, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million increase or decrease in interest expense for the three months ended September 29, 2023, respectively.
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
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. For example, from October 2, 2020 through September 29, 2023, our stock price has fluctuated between $190.29 and $69.28 per share and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 42,380,363 of which shares were outstanding as of September 29, 2023. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.
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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value, and share repurchases could increase the volatility of the price of our common stock.
Pursuant to the new share repurchase program authorized by our Board of Directors on November 1, 2023, we are authorized to repurchase up to $300.0 million of outstanding shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. Such program will expire on November 1, 2028, and may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar of shares, and the timing, manner, price, and actual amount of share repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The program does not obligate the Company to acquire a minimum amount of shares. The timing of repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock unit vesting. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 29, 2023:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share
7/1-8/4	8,046	$108.99
8/5-9/1	331	$110.20
9/2-9/29	—	$—
Total	8,377	$109.03

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 29, 2023, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 3, 2023
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

November 2, 2023	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer and Treasurer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
November 2, 2023	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)