Form 10-K
period 2023-12-29
FOX FACTORY HOLDING CORP
filed 2024-02-23
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2023
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,026,813,587. As of February 15, 2024, there were 41,953,938 shares of the registrant’s common stock outstanding.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our United States (“U.S.”) Securities and Exchange Commission (“SEC”) filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K are subject to numerous risks and uncertainties, including but not limited to risks related to:
•changes in general economic conditions, including market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the on-going Russian war in Ukraine, the Israel-Palestine conflict, or due to growing inflation or higher interest rates;
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
•our future financial performance, including our net sales, cost of sales, gross profit or gross margins, operating expenses, ability to generate positive cash flow and ability to maintain our profitability;
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

You should not rely upon forward-looking statements as predictions of future events. We based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Annual Report on Form 10-K, the risks, uncertainties and other factors expressed or implied discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements.
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

Fox Factory Holding Corp.
FORM 10-K

PART I
ITEM 1. BUSINESS
Our company, Fox Factory Holding Corp., is a global leader in the design, engineering, manufacturing and marketing of premium products and systems that deliver championship-level performance for customers worldwide. Fox Factory Holding Corp. is the holding company of Fox Factory, Inc. As used herein, “Fox Factory,” “FOX,” the “Company,” “we,” “our,” and similar terms refer to Fox Factory Holding Corp. and its subsidiaries, unless the context indicates otherwise. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Some of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”). while others are distributed to consumers through a global network of dealers and distributors and through direct-to-consumer channels.
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
In August 2013, we completed an initial public offering (“IPO”) of our common stock. Our common stock is traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “FOXF.”
Description of our business
We are a designer, manufacturer and marketer of performance-defining products and systems used primarily on bikes, off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, and specialty vehicles and applications, and premium baseball and softball gear and equipment. We believe our products offer innovative design, performance, durability and reliability. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and comfort while riding over rough terrain in varied environments or providing improved control and responsiveness for on-road only vehicles or out on a ball field . We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Olympic Games, the Union Cycliste Internationale Mountain Bike World Cup, the X Games, the Baja 1000, and professional baseball. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes. We believe our products are generally sold at premium prices, which to us means manufacturer suggested retail sale prices that are generally in the upper quartile of their respective product categories.
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Specialized, Trek Bicycles, Giant, Orbea, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles in Specialty Sports and BRP, Ford, Polaris, Toyota, 4 Wheel Parts, Kawasaki, Yamaha, and Honda in Powered Vehicles and Aftermarket Applications, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors.
Industry
We participate in large global markets for bikes, powered vehicles, and baseball equipment used by recreational and professional consumers. Today, our products for bicycles are primarily for mountain bikes, e-bikes and gravel bikes. Our products for powered vehicles are used primarily on off-road vehicles and trucks, on-road vehicles with and without off-road capabilities, side-by-sides, ATVs, snowmobiles, specialty vehicles and applications, including military, motorcycles, and commercial trucks.

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
•continuing product cycle innovation, which we observed often motivates consumers to upgrade and purchase new products for enhanced performance; and
•increasing sales opportunities for high-end bikes, powered vehicles, and premium baseball equipment in international markets.
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
Our competitive strengths
Broad offering of performance-defining products across multiple consumer markets
Our performance-defining products enhance vehicle performance across multiple consumer markets. Through the use of adjustable suspension, position sensitive damping, multiple air spring technologies, lightweight and rigid materials, and other technologies and methods, our products improve the performance and control of the vehicles used by our consumers. We believe our reputation for performance-defining products is reinforced by the successful finishes in world class competitive events by athletes incorporating our products in their vehicles, gear and equipment.
Premium brand with strong consumer loyalty
We believe that we developed a reputation for performance-defining products and that we own and license established trademarks, such as FOX®, FOX RACING SHOX®, BLACK WIDOW®, ROCKY RIDGE®, RACE FACE®, MARZOCCHI®, MARUCCI®, VICTUS®, BAUM BAT®, LIZARD SKINS®, and BASEBALL PERFORMANCE LAB®, which are perceived as premium brands. As such, our performance-defining products are generally sold at premium prices. We take great effort to maintain our brands in the eyes of consumers. For instance, our FOX® logo is prominently displayed on our FOX® branded products used on bikes and powered vehicles sold by our OEM customers, which helps further reinforce our brand image. We believe that our brands achieved strong loyalty from our consumers. To support our brands, we introduce new products that we believe feature innovative technologies designed to improve vehicle performance and enhance our brand loyalty with consumers.
Track record of innovation and new product introductions
Innovation, including new product development, is a key component of our growth strategy. Due to our experience in suspension engineering and design in multiple markets and with a variety of vehicles, solutions we develop for use in one market can ultimately be deployed across multiple markets. For example, we believe our success in the high-end ATV category led to the widespread adoption of our suspension technology in the side-by-sides market. Our innovative product development and speed to market are supported by:
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
 Over the past several years, we have developed multiple new products, such as:
•Semi-active Dual Live Valve shocks with compression and rebound control, for ultimate confidence and control, which such technology is currently being used in UTVs and the top tier of off-road performance trucks;
•Live Valve, our proprietary semi-active, electronic suspension that processes data from multiple vehicle sensors to adjust the suspension virtually instantaneously to the demands of changing terrain, which such technology is currently in use UTVs, trucks, and mountain bikes;
•The next generation of Live Valve combined with a 3.1-inch diameter anodized aluminum shock body, specifically designed to withstand the higher internal pressures created by the new valve’s wider dynamic range, which such technology has been adopted at the top tier of trucks in the U.S.;
•Electronically adjustable rear suspension pre-load allowing a user to easily compensate for the additional weight and bring a vehicle back to optimal ride height, which such technology is currently in use on select motorcycles to adapt to added passenger and luggage weight without using tools;
•Ridetech RidePro E5 Air Suspension Control System, improving comfort and performance to your vehicle, which such technology is currently being used in many classic muscle car and truck applications;
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
•32, 34 and 36 Factory Series FLOAT FIT4, which reduces overall fork weight, provides external adjustability with our fourth-generation FOX Isolated Technology (“IT”) closed-cartridge damper, and includes the self-adjusting negative chamber air spring for quieter operation and ease of adjustment, which such technology is used widely across all brands of mountain bikes or as aftermarket upgrades to replace lower performing suspension;
•The GRIP2 fork damper, which is our next-evolution sealed cartridge FIT system, our highest performing gravity-focused damper. GRIP2 shares its roots with the original GRIP architecture, but has been enhanced with all-new technology: four-way adjustability, VVC high-speed rebound circuit, high-performance mid-valve, and overall friction-reducing treatments, which such technology is used widely across all brands of mountain bikes or as aftermarket upgrades to replace lower performing suspension;
•Rhythm series fork products developed to address a lower price point offering without compromising proven FOX performance;
•FOX AWL suspension fork for the growing electronic sports utility vehicle (“eSUV”) commuter and e-mobility segment combining the confidence and stability of off-road capable suspension with the convenience of direct mount compatibility with full wrap fenders, lights, and anti-lock braking system, which such technology is found on a wide range of electric bikes;
•Race Face Vault Hub, a 120-point high-engagement mountain bike hubset featuring tool-free end caps that simplify conversion among all major axle standards and is approved for e-bike applications, which such technology is found in select Race Face mountain bike wheels and as standalone hubs; and
•Easton EC90 SL Crankset, a versatile and ultralight gravel road bike crankset that allows quick conversion between 1x and 2x chainring configurations.
Strategic brand for OEMs, dealers and distributors, and retailers
Through our strategic relationships, we are often sought out by our OEM customers and work closely with them to develop and design new products and product enhancements. We believe our collaborative approach and product development processes strengthen our relationships with our OEM customers. We believe consumers value our branded products when selecting performance bikes and powered vehicles, and as a result, OEMs purchase and incorporate our products in their bikes and powered vehicles in order to increase the sales of their premium-priced products. In addition, we believe the inclusion of our products on high-end bikes and powered vehicles reinforces our premium brand image which helps to drive our sales in the aftermarket channel where dealers and distributors sell our products to consumers.

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
Leverage technology and brand to expand into new categories and end-markets
We believe innovation is the foundation of our company. As we continue to leverage the latest technology to develop a diverse portfolio of performance-defining products, our Powered Vehicle Group facility extends our ability to not only scale to newer levels but also do it efficiently. We have great relations with our OEM and aftermarket partners and given our key distinct strengths, we believe we have and will continue to win more applications. Leveraging our technology and scale, we successfully expanded into recreational vehicles and street car applications, and we believe there are opportunities to further penetrate these markets and grow with more pioneering product applications. Additionally, to grow our end user base, we are now looking at ways to explore international opportunities with some of our applications.
Opportunistically expand our business platform through acquisitions
Over the past several years, we completed acquisitions that we believe enhance our business and strategically expand our product offerings. In March 2020, we acquired substantially all the issued and outstanding capital stock of SCA Performance Holdings, Inc. (“SCA”), a leading OEM authorized specialty vehicle manufacturer for light duty trucks and sport utility vehicles. In May 2021, through our wholly owned subsidiary, SCA, we acquired all of the issued and outstanding stock of Manifest Joy LLC (“Outside Van”), a custom van conversion company that designs and custom engineers recreational vehicles. In December 2021, through our wholly owned subsidiary, Shock Therapy Suspension, Inc., we acquired substantially all the assets of Shock Therapy LLC (“Shock Therapy”), a premier suspension tuning company in the off-road industry. In March 2023, we purchased all of the outstanding equity of CWH Blocker Corp., (“Blocker”), and thereafter, though Blocker, acquired all of the outstanding equity interest of CWH Holdco, LLC, the parent company of Custom Wheel House, LLC (“Custom Wheel House”). Custom Wheel House is a designer, marketer, and distributor of high-performance wheels, performance off-road tires, and accessories, including the premier flagship brand Method Race Wheels. In November 2023, through our wholly owned subsidiary, Marucci Merger Sub, Inc., we acquired substantially all the issued and outstanding capital stock of Wheelhouse Holdings, Inc., the parent company of Marucci Sports, LLC (“Marucci”), a leading designer, manufacturer, and marketer of highly engineered premium wood, aluminum and composite baseball bats as well as other diamond sports products. The Company expects these acquisitions to expand its North American geographic manufacturing footprint and broaden its product offerings in the automotive and sport industries. We believe there is opportunity to expand our total available market by broadening our acquisition focus to include a more diverse range of performance products that add to or improve our customers’ enjoyment of their activities of choice. We also believe that our passionate customer base has a desire for other types of performance products beyond those that attach to a vehicle or bike.
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

Accelerate international growth
We believe international expansion represents a significant opportunity for us and we have, and intend to continue to, selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium performance bikes and powered vehicles should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the Union Cycliste Internationale Mountain Bike World Cup and X Games, is contributing to the growth of international participation in activities in which our products are used. We intend to leverage the recognition of our brands to capitalize on these trends by globally increasing our sales to both OEMs and dealers and distributors, particularly in markets where we perceive significant opportunities.
Improve operating and supply chain efficiencies
In the fourth quarter of 2021, we completed the construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia (the “Gainesville Facility”) to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is used for manufacturing, warehousing, distribution and office space. Additionally, we completed the transition of our Watsonville, California facility (the “Watsonville Facility”) and the relocation of our powered vehicles suspension manufacturing to the Gainesville Facility in the first quarter of 2022.
Seasonality
Certain portions of our business are seasonal; we believe this seasonality is due to the delivery of new products. As we diversified our product offerings and our product launch cycles, seasonal fluctuations are becoming less material.
Competition
The markets for performance-defining products are highly competitive. We compete with other companies that produce products for sale to OEMs, dealers and distributors, and retailers as well as with OEMs that produce their own line of products for their own use. Some of our competitors may have greater financial, research and development or marketing resources than we do. Competition in the high-end segment of the performance-defining market revolves around technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service and reliable order execution. While the pricing of competing products is always a factor, we believe the performance of our products helps justify our premium pricing. Within our markets, we compete with several large companies and numerous small companies that provide branded and unbranded products across many of our product lines. These competitors can be divided into the following categories:
Powered Vehicles
Within the market for off-road and specialty vehicle suspension components, we compete with ThyssenKrupp Bilstein Suspension GmbH (commonly known as “Bilstein”), King Shock Technology, Inc. (commonly known as “King Shocks”), Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension, and Rancho (“Tenneco”).
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

Aftermarket Applications
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
Within the market for baseball and softball gear and equipment, we compete with offerings from multiple large baseball equipment manufacturers, including Easton (under the Easton and Rawlings brands) and Wilson Sporting Goods Company (under the Wilson, DeMarini, Louisville Slugger, and Evoshield brands), and numerous smaller wood bat specific brands including Old Hickory, Chandler Bats, Tucci, Dove Tail, Sam Bat, and D-Bat.
Our products
We design and manufacture performance-defining products, of which a significant portion is suspension products. These suspension products dissipate the energy and force generated by bikes and powered vehicles while they are in motion. Suspension products allow wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position-sensitive damping, electronically controllable damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance. We also offer premium baseball and softball gear and equipment.
We use high-grade materials in our products and developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high-performance levels and customer satisfaction.
Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX brand for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. In each of the years ended December 29, 2023, December 30, 2022 and December 31, 2021, approximately 36%, 27% and 28%, respectively, of our net sales were attributable to net sales of powered vehicles related products.
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
Aftermarket Applications
Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, SCA, and Custom Wheel House brands designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications, and commercial trucks. In each of the years ended December 29, 2023, December 30, 2022 and December 31, 2021, approximately 38%, 31% and 28%, respectively, of our net sales were attributable to net sales of aftermarket applications related products.

We also offer lift kits and components with our shock products and aftermarket accessory packages for use in trucks. With the recent acquisitions of Shock Therapy in December 2021 and Custom Wheel House in 2023, we added suspension tuning services and high-performance wheels, off-road tires and accessories to the portfolio. Our upfitting category leverages our strong partnerships with Ford, General Motors, Jeep, Nissan and RAM, enabling us to obtain truck, van and sports utility vehicle (“SUV”) chassis directly from the manufacturers’ facilities. We seek to improve each vehicle’s capability with high quality, proprietary components and products, such as lift kits, shock products, superchargers, interior accessories, wheels, tires, lighting, and body enhancements, while still maintaining the factory warranty and safety standards that our customers expect. Our upfitting category includes brands such as Black Widow, Rocky Ridge, Badlander, Black Ops, Harley-Davidson and Shelby American.
Specialty Sports
Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes and gravel bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. In each of the years ended December 29, 2023, December 30, 2022 and December 31, 2021, approximately 27%, 42% and 45%, respectively, of our net sales were attributable to net sales of bike-related products. Primarily for the mountain bike market, we offer mid-end and high-end front fork and rear suspension products designed for cross-country, trail, all-mountain, free-ride and downhill riding. Our mountain bike suspension products are sold in five series and under the Marzocchi brand: (i) our Marzocchi BOMBER series, designed for a rider who values ease of use over adjustability; (ii) our FOX Rhythm series, designed to provide FOX performance at the entry price point of the high-end mountain bikes segment; (iii) our FOX Performance series, designed for demanding enthusiasts; (iv) our FOX Performance Elite series, designed for experienced and expert riders; and (v) our FOX Factory series, designed for maximum performance at a professional level.
We also offer mountain and gravel bike wheels and other performance-defining cycling components under the Race Face and Easton Cycling brands including cranks, chainrings, pedals, bars, stems, and seat posts.
We offer six categories of baseball and softball products under the Marucci brands: (i) metal bats, (ii) wood bats, (iii) apparel & accessories, (iv) batting gloves, (v) fielding gloves, and (vi) bags & protective equipment. Our product strategy encompasses producing high quality products recognized by consumers for their performance, craftsmanship, and value, and building on a rich history to introduce innovative new products.
Research and development
Research and development are at the core of our product innovation and market leadership strategy. We have a growing team of engineers and technicians focused on designing innovative products and developing engineering-based solutions to enhance our product offerings. In addition, a large number of our other employees, many of whom use our products in their recreational activities, contribute to our research and development and product innovation initiatives. Their involvement in the development of new products ranges from participating in initial brainstorming sessions to test riding products in development. Product development also includes collaborating with OEM customers across end-markets, field testing by professional athletes and sponsored race teams and working with enthusiasts and other users of our products. This feedback helps us to develop innovative products that meet our demanding standards as well as the evolving needs of professional and recreational end users and to quickly commercialize these products.
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance-testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Baseball and softball products are also subject to rigorous product validation on the field and in the Marucci performance lab where Big League and amateur players test and provide feedback before product rollout and distribution. Research and development expenses totaled approximately $53.2 million, $56.2 million and $46.6 million in fiscal years 2023, 2022 and 2021, respectively.

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
Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to approximately 100 OEMs and distribute our products to more than 5,000 retail dealers and distributors worldwide. In 2023, 50% of our net sales resulted from net sales to OEM customers and 50% resulted from net sales to dealers and distributors for resale in the aftermarket channel. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Net sales attributable to our 10 largest OEM customers, which can vary from year-to-year, collectively accounted for approximately 35% of our net sales in fiscal years 2023, 2022 and 2021. In 2023, our sales to Ford, a powered vehicles OEM, accounted for approximately 13% of total net sales. In 2022 and 2021, no single customer represented 10% or more of our sales.
Although we refer to the branded bike OEMs that use our products throughout this document as “our customers,” “our OEM customers” or “our bike OEM customers,” branded bike OEMs often use contract manufacturers to manufacture and assemble their bikes. As a result, even though we typically negotiate price and volume requirements directly with our bike OEM customers, the contract manufacturer may place the purchase order and therefore assumes the payment responsibilities.
Our North American net sales totaled $1,127.6 million, $1,009.2 million, and $811.3 million, or 77%, 63% and 62%, of our total net sales in 2023, 2022 and 2021, respectively. Our international net sales totaled $336.6 million, $593.3 million and $487.8 million or 23%, 37% and 38% of our total net sales in fiscal years 2023, 2022 and 2021, respectively. Net sales attributable to countries outside the U.S. are based on shipment location. Our international net sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the U.S. Additional information about our product revenues and certain geographical information is available in Note 2. Revenues of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Aftermarket Applications
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
In the aftermarket, we typically sell to North American dealers and through distributors internationally. Our dealers sell directly to aftermarket consumers. Our overseas distributors sell to independent dealers, which then sell directly to consumers.
We sell our baseball and softball gear and equipment products through several channels including Big Box Retailers; Direct-to-Consumer, Direct-to-Team, the company's experiential Clubhouse retail stores and other Owned Channels; and third-party e-commerce and resellers.
Sales and marketing
We employ specialized and dedicated sales professionals. Each sales professional is fully responsible for servicing either OEM or aftermarket customers within our product categories, which ensures that our customers are in contact with capable and knowledgeable sales professionals to address their specific needs. We strongly believe that providing a high level of service to our end customers is essential to maintaining our reputational excellence in the marketplace. Our sales professionals receive training on the brands’ latest products and technologies and attend trade shows and events to increase their market knowledge.
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
In the fourth quarter of 2021, we completed the construction of our Gainesville Facility to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. As a result of the completion of our Gainesville Facility, we were able to realign our manufacturing and production processes efficiently to work through the backlog during the year.
Furthermore, we strategically reallocated a majority of the aftermarket production to our El Cajon facility, leveraging its capabilities and optimizing resource allocation. We also expanded our existing product mix to other areas in the upfitting business, enhancing our market reach and product offerings. These initiatives significantly contributed to the increased manufacturing and production output, positioning us favorably to meet growing demand and capitalize on market opportunities.
We had approximately $30.7 million and $116.7 million in firm backlog orders at December 29, 2023 and December 30, 2022, respectively. The decrease in 2023 backlog, as compared to 2022, is due to many factors including the normalization of supply chain shortages we experienced in 2021 and 2022, the realignment of production forecasts with some of our large OEM customers, our effort to make space for newer model year chassis, and increased production and efficiency at our Powered Vehicles Group facilities.

Suppliers and raw materials
The primary raw materials used in the production of our products are aluminum, magnesium, carbon and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. We do, however, depend on a limited number of suppliers for certain of our components. If our current suppliers for such components are unable to timely fill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. Please read Item 1A. Risk Factors – Risks Related to Our Business and Operations - “We depend on a limited number of suppliers for our materials and component parts for some of our products, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business.” In addition, prices for our raw materials fluctuate. While we have been able to mitigate the impacts of price fluctuations on our business historically, we actively monitor the current market conditions and price trends.
We also have OEM partners that supply vehicle chassis used in our upfitting operations. Our operations could be negatively impacted if we are not able to receive vehicle chassis according to our production needs, or if an OEM decides to discontinue supplying chassis for other reasons.
We work closely with our supply base, and depend upon certain suppliers to provide raw inputs, such as forgings, castings and molded polymers optimized for weight, structural integrity, wear and cost. In certain circumstances, we depend upon a limited number of suppliers for such raw inputs. We typically have no firm contractual sourcing agreements with our suppliers other than purchase orders.
Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, or the Kashima Agreement, we have been granted the exclusive right to use the trademark “KASHIMACOAT” on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to a minimum model year order and certain other exclusions. The Kashima Agreement does not contain minimum purchase obligations.
Human Capital Resources
Employee Overview
As of December 29, 2023, we had approximately 4,300 employees in the U.S., Canada, Europe, Taiwan and Australia. Our employees are primarily located in the U.S. We also use temporary employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Health and Safety
Employee health and safety in the workplace is one of our top priorities. In response to the COVID-19 pandemic, we have been working to keep our employees safe and healthy from this outbreak. Using guidance from the Centers for Disease Control (“CDC”), the World Health Organization (“WHO”), and the various states and counties in which we operate, we took a number of measures to keep employees safe. Employees are offered paid sick leave or paid time off to cover sickness and absences. We will continue to make our employees a priority.
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
Employee Benefits
Our employee benefits are designed to attract and retain our employees and include medical, health and dental insurance, short-term and long-term disability insurance, accidental death and disability insurance, voluntary supplemental coverages, discount programs, and our 401(k) Plan. As part of the 401(k) Plan, FOX matches 50% of the first 6% of compensation contributed by the employee into the 401(k) Plan.

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
We believe that our operations are in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, and our compliance with such laws and regulations has not had, nor is it expected to have, a material impact on our earnings or competitive position. However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future. For example, in March 2022, the SEC proposed new rules for extensive and prescriptive climate-related disclosures in annual reports and registration statements, which would also require inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Please read “Risks Related to Laws and Regulations - Increasing focus on environmental, social and governance responsibility may impose additional costs on us and expose us to new risks” within Item 1A. Risk Factors.
Employment
We are subject to numerous foreign, federal, state and local government laws and regulations governing our relationships with our employees, including those relating to minimum wage, overtime, working conditions, hiring and firing, non-discrimination, work permits and employee benefits. We believe that our operations are conducted in compliance, in all material respects, with such laws and regulations. We never experienced a material work stoppage or disruption to our business relating to employee matters. We believe that our relationship with our employees is good.
Consumer safety
We are subject to the jurisdiction of the U.S. Consumer Product Safety Commission (“CPSC”), and other federal, state and foreign regulatory bodies including the National Highway Traffic Safety Administration (“NHTSA”), which enforces the Federal Motor Vehicle Safety standards. Under CPSC regulations, a manufacturer of consumer goods is obligated to notify the CPSC, if, among other things, the manufacturer becomes aware that one of its products has a defect that could create a substantial risk of injury. If the manufacturer has not already undertaken to do so, the CPSC may require a manufacturer to recall a product, which may involve product repair, replacement or refund. During the past three years, we initiated one voluntary product recall. For additional information, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Summary of Risk Factors
The risks described below include, but are not limited to, the following:
Risks Related to Our Business and Operations
•the impact of the risks associated with international geopolitical conflicts, including continuing tensions between Taiwan and China, the Russian invasion of Ukraine, and the Israel-Palestine conflict on the global economy, energy supplies and raw materials are uncertain, but may prove to negatively impact our business and operations;
•our dependency on a limited number of suppliers for materials, component parts, and vehicle chassis could lead to an increase in material costs, disruptions in our supply chain, or reputational costs;
•failure to effectively compete against competitors, enhance existing products or develop, manufacture and market new products, such as artificial intelligence, machine learning, robotics, blockchain or other new approaches to data mining, that respond to consumer needs and preferences and achieve market acceptance could result in a decrease in demand for our products and negatively impact our business and financial results;
•our performance-defining products, and the bikes and powered vehicles into which many of them are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy, a shrinking market for these powered vehicles, or a material decline in demand for the high-end bikes that make up a significant portion of our sales;
•our business, financial condition and results of operations have been and may continue to be adversely affected by global public health epidemics or pandemics, including the ongoing effects of the COVID-19 pandemic;
•our business depends substantially on our ability to maintain our premium brand image and to attract and retain experienced and qualified talent, including our senior management team;
•changes in our customer, channel and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate;
•a disruption in the operations of our facilities or along our global supply chain, such as work stoppages, or delays in our planned expansion of certain facilities, including labor strikes, could have a negative effect on our business, financial condition or results of operations;
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
•if we inaccurately forecast demand for our products or inaccurately predict OEM and dealer destocking and restocking cycles and production schedules, we may manufacture insufficient or excess quantities or our manufacturing costs could increase, which could adversely affect our business;
•product recalls and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future could have, a material adverse impact on our business;
•an adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition;

•we and our employees are subject to certain risks in our manufacturing and in the testing of our products;
•fuel shortages, or high prices for fuel, could have a negative effect on the use of powered vehicles that use our products;
•we rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, if we or our vendors or commercial partners experience an interruption in our operations, or if we are impacted by cybersecurity attacks or data privacy issues, our business could suffer;
•we have grown and may continue to grow in the future through acquisitions, and we may not be able to effectively integrate businesses we acquire, or we may not be able to identify or complete any future acquisitions on favorable terms, or at all;
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
•we continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt;
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
•we are, and may in the future be, subject to legal proceedings, which could have a negative effect on our business and results of operations if the outcomes of these proceedings are adverse to us;
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
•we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and the volatility of the price of our common stock could increase; and

General Risk Factors
•failure of our internal control over financial reporting could adversely affect our business and financial results.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
The impact of the risks associated with international geopolitical conflicts—including continuing tensions between Taiwan and China, the Russian invasion of Ukraine, and the Israel-Palestine conflict—on the global economy, energy supplies, and raw materials is uncertain, and may prove to negatively impact our business and operations.
In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed, and the threat of a takeover of Taiwan by China has increased. Since we have manufacturing in Taiwan and source products globally, our business, operations, and supply chains could be materially and adversely impacted by political, economic or other actions from China, or changes in China-Taiwan relations that impact Taiwan and its economy. In addition, we continue to monitor any adverse impact that the Israeli-Palestinian conflict, the conflict in Ukraine, and subsequent sanctions against Russia by the United States and European and Asian countries may have on the global economy, our business and operations, and our suppliers and customers. For example, a prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, thereby increasing the costs of raw materials and production. To the extent that continuing political tensions may adversely affect our business, it may heighten many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility of price inputs, and market conditions; any of which could negatively affect our business and financial condition.
We depend on a limited number of suppliers for some of our materials, component parts, and products. The loss of any of these suppliers or an increase in the cost of raw materials could harm our business.
We depend on a limited number of suppliers for certain products and components. If our current suppliers—particularly, the minority of those that are “single-source” suppliers—cannot timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input of an equivalent substitute. For the majority of our products, we do not maintain long-term supply contracts with our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force suppliers to sell us the necessary components we use to manufacture our products, and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. Similarly, all non-wood products sold by Marucci and wheels sold by Custom Wheel House are sourced from third-party suppliers, which could risk supply-chain challenges if those third-party suppliers are unable to fulfill production quotas. Our business, financial condition or results of operations could be materially and adversely impacted if we experience difficulties with our suppliers or manufacturing delays caused by our suppliers, whether in connection with our manufacturing operations in the U.S. or in Taiwan.
Our products require various raw materials (e.g., aluminum, magnesium, steel, carbon, and timber) for production output and manufacturing purposes. Historically, we effectively mitigated the impacts of price fluctuations for these components and raw materials on our business. However, if we experience material price increases of these components or raw materials in the future and are unable to pass on those increases to our customers, it could negatively affect our business, financial condition or operation results. For example, component or raw-material shortages and overall inflationary pressures may increase the prices of those components or raw materials, which could reduce our profit margins if our customers are unwilling to pay higher prices.
In addition to our various single-source suppliers, we also rely on one “sole-source” supplier, Miyaki Corporation, or Miyaki. We define a sole-source supplier as a supplier of a raw material or input for which there is no other supplier of the same product or an equivalent substitute. Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, we have been granted the exclusive right to use the trademark “KASHIMACOAT” on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to certain exclusions. Although we believe we could obtain other coatings of comparable utility from other sources if necessary, we could no longer obtain this specific Kashima coating or use the trademark “KASHIMACOAT” if Miyaki were to stop supplying us with this coating. The need to replace the Kashima coating could temporarily disrupt our business and harm our business, financial condition, or results of operations.
Similarly, Marucci depends on a sole-source supplier for the manufacturing and finishing of select aluminum and composite metal bats. Any disruption or loss of our non-wood finishing supplier for our bats could temporarily diminish overall bat production output, which could negatively impact our business, financials, or results of operations.

We also have OEM partners that supply vehicle chassis used in our upfitting operations. An OEM may encounter difficulties and may be unable to deliver chassis according to our production needs, or an OEM may choose to discontinue supplying chassis for other reasons. Any interruption or discontinuation in the availability of chassis may result in increased production costs, delays in the delivery of our products, or lost sales, which could have an adverse effect on our business or financial condition.
If we are unable to continue to enhance existing products and develop, manufacture and market new products that respond to consumer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business and financial results could suffer.
Our growth strategy involves the continuous development of innovative performance-defining products. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the OEMs, which incorporate our products into their bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition, or results of operations.
Product development requires significant financial, technological, and other resources. While we expended approximately $53.2 million, $56.2 million and $46.6 million for our research and development efforts in fiscal years 2023, 2022 and 2021, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
Product improvements and new product introductions require significant planning, design, development, and testing at the technological, product, and manufacturing process levels, and we may experience unanticipated delays introducing our product improvements or new products. Our competitors’ new products may beat our products to market, be more effective and/or less expensive than our products, obtain better market acceptance, or render our products less desirable or obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us relative to our expectations. Given the competitive landscape, it is important that we are able to plan and deliver products that will appeal to our customers in a timely manner, in the quantity demanded, and at profitable business costs.
We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.
The industries in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell performance-defining products to OEMs and aftermarket dealers and distributors, including OEMs that produce their own lines of products for their own use. Our continued success depends on our ability to continue to compete effectively against our competitors, some of which have significantly greater financial, marketing and other resources than we have. Several of our competitors offer broader product lines to OEMs, which they may sell in connection with suspension products as part of a package offering. In addition, some of our subsidiaries compete in marketplaces that heavily rely on industry-specific brand awareness and distribution channels, and our past performance reaching consumers is not indicative of future results.
In the future, our competitors may be able to maintain and grow brand strength and market share more effectively or quickly than we do by anticipating the course of market developments more accurately than we do, developing products that are superior to our products, creating manufacturing or distribution capabilities that are superior to ours, producing similar products at a lower cost than we can, or adapting more quickly than we do to new technologies or evolving regulatory, industry, or customer requirements, among other possibilities. In addition, we may encounter increased competition if our current competitors broaden their product offerings by beginning to produce additional types of performance-defining products or through competitor consolidations. We could also face competition from well-capitalized entrants into these product markets, as well as aggressive pricing tactics by other manufacturers trying to gain market share. As a result, our products may be unable to compete successfully with our competitors’ products, which could negatively affect our business, financial condition, or results of operations.

If we are unable to anticipate and respond effectively to the threat of, and the opportunity presented by, new technological applications, such as artificial intelligence, machine learning, robotics, blockchain or other new approaches to data mining, we may be exposed to competitive risks related to the adoption and application of such technology.
New products and technologies are important to operating our business. We may encounter competitive risks related to the adoption and application of new technology, such as artificial intelligence, by our competitors and other established market participants (for example, through disintermediation) start-up companies and others. We must consider developing and implementing technology solutions and technical expertise among our employees that anticipate and keep pace with rapid changes in technology, industry standards, client preferences and control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we are unable develop or implement new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on business, financial condition or results of operations. Our investments in new products and services may not generate the expected returns, which could hinder our ability to generate organic growth in the future.
Our business is sensitive to economic conditions that impact consumer spending. Our performance-defining products, including the bikes and powered vehicles into which many of them are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.
Our business depends substantially on global economic and market conditions. In particular, we believe that currently, a significant majority of the end users of our products live in North American and European countries. These areas historically experienced recessions, disruptions in banking and/or financial systems, and economic weakness and uncertainty. Today, there appears to be an increasing risk of recessions or inflationary economic impacts related to lingering effects of the global COVID-19 pandemic, geopolitical events, escalating energy costs, global supply chain disruptions, rising interest rates, and other economic changes. In addition, many of our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, gas prices, the availability of consumer credit, taxes, and consumer confidence in future economic conditions. During periods of unfavorable economic conditions or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and negatively affect our business, financial condition, or results of operations.
There could also be a number of secondary effects resulting from an economic downturn, such as insolvency of our suppliers resulting in product delays, an inability of our OEM and distributor and dealer customers to obtain credit to finance purchases of our products, customers delaying payment to us for the purchase of our products due to financial hardship or an increase in bad debt expense. Any of these effects could negatively affect our business, financial condition, or results of operations.
Our business, financial condition, and results of operations have been and may continue to be adversely affected by global public health epidemics or pandemics, including the ongoing effects of the COVID-19 pandemic.
We continue to face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing effects of the COVID-19 pandemic. The impact of the COVID-19 pandemic, including changes in consumer behavior, COVID-19 pandemic fears and market downturns, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities, most of which are no longer in effect, to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
These government-mandated closures, “shelter-in-place” directives, and an outbreak among, or quarantine of, the employees in any of our facilities caused and could continue to cause significant interruptions to, or temporary closures, of our operations.
The spread of COVID-19 caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors, and business partners. For example, as a result of the COVID-19 pandemic, the number of employees who work remotely or have a hybrid work schedule increased. It is possible that continued widespread remote work arrangements could negatively impact our operations, the execution of our business plans, productivity, the availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These impacts had and could continue to negatively affect our business, financial condition, results of operations, cash flows, and the trading price of our securities. Furthermore, the COVID-19 pandemic impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, interest rates, and liquidity.
If we are unable to maintain our premium brand image, our business may suffer as a result of brand degradation.
Dealers, distributors, and customers select our products in part because of the premium brand reputation we hold with them and our end users. Therefore, our success depends on our ability to maintain and build the image of our brands. We focused on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance, and highly reliable. In addition, some of our brands benefit from our strong relationships with our OEM customers and dealers and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes, professional race teams, top college programs, and franchise clubs.
In order to continue to enhance the image of our brands, we will need to maintain our position in the performance-defining products industry, continue to provide high-quality products and services and preserve our reputation. The rising popularity of social media and other consumer-oriented technologies creates new risks and challenges that could cause damage to our brands and reputation. Social media platforms make it easy for anyone to provide public feedback that can influence perceptions of our brands, and social media platforms can also accelerate and potentially amplify the scope of negative publicity.
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
•negative publicity regarding our brands or our sponsored athletes or organizations, which could be amplified on social media;
•high-profile injury or death to one of our sponsored athletes;
•inconsistent uses of our brands and our other intellectual property assets, as well as failure to protect our intellectual property;
•changes in consumer trends and perceptions; and
•lack of investment in sponsorships, marketing, and public relations.
Any adverse impact on our brands could in turn negatively affect our business, financial condition, or results of operations.
Our growth in the Powered Vehicle and Aftermarket Applications Groups are dependent upon our continued ability to expand our product sales into powered vehicles that require performance-defining products and the continued expansion of the market for these powered vehicles.
Our growth in the Powered Vehicle and Aftermarket Applications Groups are in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products, such as trucks that are upfitted with products to enhance their off-road capability, and our ability to create products for these vehicles. Additionally, with our acquisitions of SCA, Tuscany, Outside Van, Shock Therapy, and Custom Wheel House, a growing portion of our sales are expected to be generated from providing upfitting solutions. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences, or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.

A significant portion of our Specialty Sports Group’s sales are highly dependent on the demand for high-end bikes and Marucci products. A material decline in the demand for these bikes, bike suspension components, or Marucci products could have a material adverse effect on our business or results of operations.
During 2023, approximately 25% of our net sales were generated from the sale of bike products. Part of our success is attributed to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
Additionally, in the fourth quarter of 2023, our Sport’s Specialty Group expanded and diversified with the acquisition of Marucci. Part of Marucci’s success derives from the demand for high-performing products, notably within the baseball and softball industry. If professional athletes and performance enthusiasts no longer demand Marucci’s products, we could experience slower or declining growth or sales, which may adversely affect our business. For example, if Marucci experiences a material decline in demand among professional athletes, consumers who seek the same performance as the professionals may no longer desire Marucci equipment. Similarly, if overall demand for sporting products declines, Marucci sales could decrease and reduce future growth opportunities. A material decline in the demand for Marucci products may adversely impact our business, financial condition, or operation results.
Changes in our customer, channel, and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate.
We may encounter changes to our customer base as a result of product alterations or market shifts. Additionally, we may pursue new customers, target different distribution channels, or penetrate new markets. Our product mix may encounter fluctuations depending on our customers’ purchasing behavior. Moreover, if we develop new products and retire past offerings, our product mix may change. We may leverage new or experimental sales channels to drive growth within our business. Any such changes to our customers, distribution channels, or product mix may place demands on our business that require more rigorous infrastructure and supply chain solutions. Our overall profitability and profitability percentages may fluctuate as we might have to adapt to any changes. For instance, if customers begin to require more lower-margin products from us and fewer higher-margin products, or place demands on our performance that increase our costs, our business, results of operations, and financial condition may be adversely affected.
A disruption in the operations of our facilities, or delays in our planned expansion of certain facilities, could have a negative effect on our business, financial condition, or results of operations.
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
Equipment failures, delivery delays, or catastrophic loss at any of our facilities could lead to production or service disruptions, curtailments, or shutdowns. In the event of a stoppage in production or a slowdown in production due to high employee turnover or a labor dispute at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. If there was a manufacturing disruption in any of our manufacturing facilities, we might be unable to meet product delivery requirements and our business, financial condition or results of operations could be negatively affected, even if the disruption was covered in whole or in part by our business interruption insurance. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, expose us to damage claims from our customers or damage our brands, and, in turn, negatively affect our business, financial condition, or results of operations.

Work stoppages or other disruptions, including those that involve our customers, could adversely affect our operating results.
A portion of our goods move through ports on the Western Coast of the U.S. We have a global supply chain, and we import products from our third-party vendors and our Fox Taiwan facility into the U.S. largely through ports on the West Coast. Dockworkers, none of whom are our employees, must offload freight from ships arriving at West Coast ports. We do not control the activities of these employees or seaports, and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns, or shutdowns that may occur, as was experienced in February 2015, in relation to certain West Coast ports. The 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future or any slowdown or stoppage relating to the ongoing labor agreement negotiations could potentially have a negative effect on both our financial condition and results of operations. Furthermore, the ongoing effects of the COVID-19 pandemic increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.
Work stoppages, labor disputes, and other disruptions involving our customers or otherwise could also adversely affect our operating results. For example, the United Auto Workers Union (“UAW”) 2023 strike impacted Ford Motor Company, General Motors, and Stellantis after the UAW was unable to reach a deal with the three automakers. Automotive OEMs are some of the largest customers of our powered vehicle suspension products. The 2023 UAW strike may have lingering effects that could continue to impact the automotive industry. Any such lingering effects may adversely impact our own business, financial condition, or results of operation. Any future strikes, including those against our customers, are highly unpredictable and may negatively affect our business. The ultimate impact on our business, financial position, and results of operations will depend on factors beyond our control, including the duration and scope of labor strikes.
Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
We depend upon the contributions, talent, and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a “key person” life insurance policy on Mr. Dennison or any other key employees. We believe that the top nine members of our senior management team are crucial to establishing our focus and executing our corporate strategies, as they have extensive knowledge of our systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave.
We could also be adversely affected if we fail to attract and retain talent throughout our organization. For instance, we rely on skilled and well-trained engineers for the design and production of our products, as well as in our research and development functions. Competition for such individuals is intense, particularly in Taiwan, California, and Georgia, where several of our facilities are located. Our inability to attract or retain qualified employees in our design, production, or research and development functions or elsewhere in our Company could result in diminished quality of our products and delinquent production schedules or impede our ability to develop new products.
Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results, and financial condition.
We may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition, or results of operations.
Our future growth will depend upon various factors, including the strength of the image of our brands, our ability to continue to produce innovative performance-defining products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging baseball and softball markets for Marucci products, the growth in emerging markets for products requiring high-end suspension products, and, in general, the continued growth of the high-end bike and powered vehicle markets into which we sell the majority of our products. Our beliefs regarding the future growth of markets for high-end suspension products and sporting equipment are based largely on qualitative judgments and limited sources, which may be unreliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition, or results of operations could be negatively affected.
The professional athletes, athletic programs, and race teams who use our products are an important aspect of the image of our brands. The loss of the support of professional athletes for our products or the inability to attract new professional athletes may harm our business.
If current or future professional athletes, athletic programs, and race teams do not use our products, our brands could lose value and our sales could decline. While our sponsorship agreements typically restrict our sponsored athletes and race teams from promoting, endorsing or using competitors’ products that compete directly within our product categories during the term of the sponsorship agreements, we do not typically have long-term contracts with any of the athletes or race teams whom we sponsor.

If we are unable to maintain our current relationships with these professional athletes, athletic programs, and race teams, these professional athletes and race teams are no longer popular, our sponsored athletes and race teams fail to have success, or we are unable to continue to attract the endorsement of new professional athletes and race teams in the future, the value of our brands and our sales could decline.
We depend on our relationships with dealers, distributors, and retailers and their ability to sell and service our products. Any disruption in these relationships could harm our sales.
We sell many of our products to dealers, distributors, and retailers, and we depend on their willingness and ability to market and sell our products to consumers and provide customer and product service as needed. We also rely on our dealers, distributors, and retailers to be knowledgeable about our products and their features. If we are not able to educate our dealers, distributors, and retailers so that they may effectively sell our products as part of a positive buying experience, or if they fail to implement effective retail sales initiatives, focus selling efforts on our competitors’ products, reduce the quantity of our products that they sell or reduce their operations due to financial difficulties or otherwise, our brands and business could suffer.
We do not control our dealers, distributors, or retailers, and many of our contracts allow these entities to offer our competitors’ products. Our competitors may incentivize our dealers, distributors, and retailers, to favor their products. In addition, we do not have long-term contracts with a majority of our dealers, distributors, and retailers, and our dealers, distributors, and retailers are not obligated to purchase specified amounts of our products. In fact, the majority of our dealers, distributors, and retailers buy from us on a purchase-order basis. Consequently, with little or no notice, many of these dealers, distributors, and retailers may terminate their relationships with us or materially reduce their purchases of our products. If we were to lose one or more of our dealers, distributors, or retailers we would need to obtain a new dealer, distributor, or retailer, as applicable, to cover the particular location or product line, which may not be possible on favorable terms or at all.
Alternatively, we could use our own sales force to replace a dealer, distributor, or retailer, but expanding our sales force into new locations takes significant time and resources and may be unsuccessful. Further, many of our international distribution contracts contain exclusivity arrangements, which may prevent us from replacing or supplementing our current distributors under certain circumstances.
We are a supplier in the high-end bike and powered vehicles markets, and our business largely depends on the orders we receive from our OEM customers and on their success.
As a supplier to OEM customers, we largely depend on the success of our OEM customers’ businesses. Model year changes by our OEM customers or production disruptions or hiatuses may adversely impact our sales or cause our sales to vary from quarter to quarter. In addition, losses in market share individually or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products which incorporate our products could negatively impact our business, financial condition, or results of operations.
A relatively small number of customers account for a substantial portion of our sales. The loss of all or a significant portion of our sales to any of these customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, or the loss of market share by these customers could have a material adverse impact on us and our results of operations.
Net sales attributable to our five largest OEM customers, which can vary from year to year, collectively accounted for approximately 27%, 23%, and 24% of our net sales in fiscal years 2023, 2022 and 2021. The loss of all or a substantial portion of our sales to any of these OEM customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, the loss of market share by these customers, manufacturing or other problems, including disruptions related to the lingering effects of the COVID-19 pandemic or labor strikes, could have a material impact on our business, financial condition, or results of operations.
Currency exchange rate fluctuations could impact gross margins and expenses.
Foreign currency fluctuations could have an adverse effect on our business, financial condition, or results of operations. U.S. government policy—including interest rate increases by the Federal Reserve—may impact the exchange rate between the U.S. Dollar and foreign currencies. We sell our products inside and outside of the U.S., primarily in U.S. Dollars and New Taiwan Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive, and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition, or results of operations.
With a majority of our manufacturing operations for our bike products occurring in Taiwan, a percentage of our sales and expenses are denominated in the New Taiwan Dollar. Should the New Taiwan Dollar appreciate against the U.S. Dollar, this could have the effect of decreasing our sales, increasing our expenses, and decreasing our profitability.

Additionally, a portion of our operations take place in Canada and a percentage of our sales and expenses are denominated in Canadian Dollars. Our operating profitability could be negatively impacted as a result of changes in the exchange rate between the U.S. Dollar and the Canadian Dollar.
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
•political, economic, or other actions from China or changes in China-Taiwan relations could impact Taiwan and its economy, which may adversely affect our operations in Taiwan, our customers, and our supply chain;
•geopolitical regional conflicts, including the impact of the Russian invasion of Ukraine and the Israel-Palestine conflict on the global economy, energy supplies and raw materials, terrorist activity, political unrest, civil strife, acts of war, and other political uncertainty;
•increased difficulty in protecting our intellectual property rights and trade secrets;
•changes in tax laws and the interpretation of those laws;
•exposure to local economic conditions;
•unexpected government action or changes in legal or regulatory requirements;
•changes in tariffs, quotas, trade barriers, and other similar restrictions on sales;
•the effects of any anti-American sentiments on our brands or sales of our products;
•increased difficulty in ensuring compliance by employees, agents, and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act, local and international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce;
•increased difficulty in controlling and monitoring foreign operations from the U.S., including increased difficulty in identifying and recruiting qualified personnel for our foreign operations; and
•increased difficulty in staffing and managing foreign operations or international sales.
An adverse change in any of these conditions could have a negative effect upon our business, financial condition, or results of operations.
Our sales could be adversely impacted by the disruption or cessation of sales by other bike component manufacturers or if other bike component manufacturers enter the specialty bike component market.
Most bikes that incorporate our suspension products are built using products and components manufactured by other bike component manufacturers. If those other bike component manufacturers stopped selling or producing the products and components for which the finished bikes that incorporates our products depend on, our sales may be adversely affected. Similarly, if those other bike component manufacturers experience sales disruptions, lose their competitive position in the marketplace, or face reputational damage, customers could migrate to complementary bike products, some of which may be incompatible with our suspension products or directly compete with our products. Moreover, other bike component manufacturers could begin manufacturing bike suspension products, wheels, or cranks, or bundle their bike components with competitors’ products. In any of these scenarios, our sales could decline, which may negatively impact our business, financial condition, or results of operation.

We have been and may become subject to intellectual property disputes that could cause us to incur significant costs, pay significant damages, or prohibit us from selling our products.
As we develop new products or attempt to use our brands in connection with new products, we seek to avoid infringing upon our competitors’ valid patents and other intellectual property rights. However, from time to time, third parties alleged, or may allege in the future, that our products or trademarks infringe upon their proprietary rights. We will evaluate any such claims and, where appropriate, may obtain or seek to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement, and we do not hold patent infringement insurance. Any claim, regardless of its merit, could be expensive and time-consuming to defend and distract management from our business. Moreover, if our products or brands are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology or associated intellectual property rights on acceptable terms. A court determination that our brands, products, or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes or preclude our ability to use certain brands. In most circumstances, we are not indemnified for our use of a licensor’s intellectual property if such intellectual property is found to be infringing. Any of the foregoing results could require us to redesign our products or defend legal actions, which could cause us to incur substantial costs that could negatively affect our business, financial condition, or results of operations.
If we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected.
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we registered or applied for trademarks and service marks with the U.S. Patent and Trademark Office and a number of foreign countries—including the marks FOX®,RACE FACE®, and MARUCCI®—to be used with certain goods and services. When appropriate, we may assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. However, we may not be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not successfully reduce sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented, or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition, or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products that imitate certain of our products without infringing upon any of our patents, trademarks, or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition, or results of operations.
Although we enter into non-disclosure agreements with employees, OEMs, distributors, and others to protect our confidential information and trade secrets, we may be unable to prevent such parties from breaching these agreements with us and using our intellectual property in an unauthorized manner. If our efforts to protect our intellectual property are unsuccessful or a third party misappropriates our rights, our business may be adversely affected. Defending our intellectual property rights can be very expensive and time-consuming, and there is no assurance that we will be successful.
If we inaccurately forecast demand for our products or inaccurately predict OEM and dealer destocking and restocking cycles and production schedules, we may manufacture insufficient or excess quantities or our manufacturing costs could increase, which could adversely affect our business.
We plan our manufacturing capacity based on the forecasted demand for our products. In the OEM channel, our forecasts are largely based on the number of our product specifications for new bikes and powered vehicles and on projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. Our forecasts are also dependent on OEM and dealer destocking and restocking cycles and OEM production schedules, which are subject to change. If we incorrectly forecast demand, we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs, additional overtime, and costs associated with excess inventory—all of which, in turn, adversely impact our cost of sales and our gross margin. Economic weakness and uncertainty in the U.S., Europe, and other international markets may make accurate forecasting particularly challenging.

In the future, if actual demand for our products exceeds forecasted demand, the margins on our incremental sales in excess of anticipated sales may be lower due to temporary higher costs, which could decrease our overall margins. While we generally manufacture our products upon receipt of customer orders, if actual demand is less than the forecasted demand for our products and we already manufactured the products or committed to purchase materials in support of forecasted demand, we could be forced to hold excess inventories. In short, either excess or insufficient production due to inaccurate forecasting could have a negative effect on our business, financial condition, or results of operations.
Product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future could have, a material adverse impact on our business.
Unless otherwise required by law, we generally provide a limited warranty for our products for a one, two- or three-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; (ii) in the case of aftermarket sales, the date the product is originally purchased from an authorized dealer; or (iii) in the case of upfitting sales, the date of the retail sale to an end customer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that a product could underperform and require us to adjust our warranty reserves or incur costs in excess of these reserves, which could adversely affect our results of operations.
If any of our products are, or are alleged to be, defective, we may be required to participate in a recall involving such products. Our products and items where our products are incorporated as original equipment on the purchased item are frequently subject to regulation by various agencies, including, for example, the National Highway Traffic Safety Administration (the “NHTSA”), the U.S. Consumer Product Safety Commission (the “CPSC”) and/or similar state and international regulatory authorities. We have in the past, and may have in the future, recalls (both voluntary and involuntary) of our products or of items that incorporate our products. In the case of OEM sales, each manufacturer has its own practices regarding product recalls and other product liability actions that could involve its suppliers. Additionally, as suppliers become more integrally involved in the design process and assume a greater role in the overall system design, OEMs could potentially look to us to share in the cost if faced with recalls and product liability claims. Although we carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against any potential claims, such insurance is available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. In addition to the direct costs related to these or other recalls, our aftermarket and OEM sales could be adversely affected if we do not have a ready replacement product for such recalled products. Such recall events could also adversely affect the image of our brands and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.
An adverse determination in any material product liability claim against us could adversely affect our operating results or financial condition.
The use of our products by consumers, often under extreme conditions, exposes us to risks associated with product liability claims. If our products are defective or used incorrectly by our customers, bodily injury, property damage or other injury, including death, may result in, and could give rise to product liability claims against us, which could adversely affect our brands’ image or reputation. We encountered product liability claims in the past and carry product liability insurance to help protect us against the costs of such claims, although our insurance may be insufficient to cover all losses. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, financial condition, or results of operations.
We and our employees are subject to certain risks in our manufacturing and in the testing of our products.
As of December 29, 2023, we employed approximately 4,300 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition, or results of operations.

Fuel shortages, or high fuel prices, could have a negative effect on the use of powered vehicles that use our products.
Gasoline or diesel fuel is required to operate most powered vehicles that use our products. There can be no assurance that the supply of these fuels will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on these petroleum products will not significantly increase. For example, there have been significant increases in gasoline and diesel fuel prices due to geopolitical developments, including the impacts resulting from the Russian invasion of Ukraine, and there are heightened uncertainties regarding the future price and availability of gasoline and diesel fuel. Future shortages of gasoline and diesel fuel and substantial increases in the price of fuel could have a material adverse effect on our powered vehicle product category, which could have a negative effect on our business, financial condition, or results of operations.
We do not control our suppliers, athletic programs, OEMs, other customers, or partners, or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.
We do not control our suppliers, athletic programs, OEMs, other customers or partners, or their labor, environmental, or other practices. A violation of labor, environmental, intellectual property or other laws by our suppliers, OEMs, other customers or partners, or a failure of these parties to follow generally accepted ethical business practices, could create negative publicity and harm our reputation. In addition, we may be required to seek alternative suppliers or partners if these violations or failures were to occur. We do not inspect or audit compliance of our suppliers, athletic programs, OEMs, customers, or partners with these laws or practices, and we do not require our suppliers, OEMs, customers or partners to comply with a formal code of conduct. Any conduct or actions that our suppliers take could reduce demand for our products, harm our ability to meet demand or harm our reputation, brand image, business, financial condition or results of operations.
We may incur higher employee costs in the future.
We are subject to government-mandated wage and benefit laws and regulations in various countries and jurisdictions. As we expand internationally, we are also subject to applicable laws in each such jurisdiction. Increases in the mandated wage in any or all of the jurisdictions in which we operate could subject us to increased costs, thereby impacting our business, financial condition, or results of operations. Further, the evolving labor market and increased ability for employees in our industry and other industries to work from home or have remote work arrangements may impact the turnover of our employees, potentially making it more difficult for us to compete.
We maintain a self-insured healthcare plan for our employees based in the U.S. We have insurance coverage in place for individual claims above a specified amount in any year. Inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Continued increases in our employee costs could adversely affect our earnings, financial condition, and liquidity.
We rely on increasingly complex information systems to manage our manufacturing, distribution, sales, and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, our business could suffer.
All of our major operations, including manufacturing, distribution, sales, and accounting, depend on our complex information systems. Our information systems are vulnerable to damage or interruption from, among other things:
• earthquake, fire, flood, hurricane, and other natural disasters;
• power loss, computer systems failure, internet and telecommunications or data network failure; and
• hackers, computer viruses, software bugs, implementing new functions or releases of software.
Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our operations, reduce our efficiency, delay our fulfillment of customer orders, or require significant unanticipated expenditures to correct, and thereby have a negative effect on our business, financial condition, or results of operations.
Enterprise Resource Planning (“ERP”) implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such future transformation, due to acquisition integration or business growth and consolidation, involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect.
Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

Our operations may be impaired if our technology systems fail to perform adequately, and we could be negatively impacted by cybersecurity attacks.
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
The information technology systems described above are also potentially vulnerable to unauthorized access, computer viruses, ransomware attacks and other similar types of malicious activities and cyber-attacks, including attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which increased in response to the COVID-19 pandemic.
We are subject to evolving privacy laws in the U.S. and other jurisdictions that could adversely impact our business and require that we incur substantial costs.
The use of personal information by our business is highly regulated. We are subject to various laws and regulations that are continuously evolving and developing regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The European Union’s General Data Protection Regulation (“GDPR”), and similar regulations implemented in other non-U.S. geographies, add a broad array of requirements with respect to personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for noncompliance. The California Consumer Privacy Act (as amended, the “CCPA”) imposes additional obligations and consumer privacy rights with respect to the personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. Furthermore, there is a trend toward more stringent privacy legislation in the U.S., as 12 states across the country have enacted privacy laws of broad applicability and others are considering and proposing similar laws.
Privacy laws, both domestically and internationally, are changing rapidly, which may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources for compliance programs, and result in increased compliance costs and/or changes in business marketing practices and policies. If we, our third-party service providers, or those with whom we share personal information fail to comply with such laws and regulations, such as the GDPR and the CCPA, our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.
Our vendors’ and commercial partners’ information technology systems may fail or suffer security breaches, which could result in a material disruption of our operations.
Despite the implementation of security measures, our vendors' or commercial partners' information technology systems are vulnerable to damage from computer viruses, ransomware software viruses and other similar types of malicious activities, unauthorized access, natural disasters, and electrical failures. Such events could cause disruptions in our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be subject to litigation and reputational harm, which could materially adversely affect our financial condition, business, or results of operations.

We have grown and may continue to grow in the future through acquisitions. Growth by acquisitions involves risks, and we may not be able to effectively integrate businesses we acquire, or we may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
We completed several acquisitions over the past several years, including our acquisition of SCA Performance Holdings, Inc. in March 2020, Outside Van and Sola Sport Pty Ltd. (“Sola Sport”) in May 2021, Shock Therapy in December 2021, Custom Wheel House, LLC in March 2023, and Marucci Sports, LLC in November 2023. Additionally, we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we made and might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition, or results of operations. These risks include the inability to integrate effectively the operations, products, technologies, and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness, and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
Our operating results are subject to quarterly variations in our sales, which could make our operating results difficult to predict and could adversely affect the price of our common stock.
We experienced, and expect to continue to experience, substantial quarterly variations in our sales and net income. Our quarterly results of operations fluctuate, in some cases significantly, as a result of a variety of other factors, including, among other things:
•the timing of new product releases or other significant announcements by us or our competitors;
•new advertising initiatives;
•fluctuations in raw materials and component costs; and
•changes in our practices with respect to building inventory.
As a result of these quarterly fluctuations, comparisons of our operating results between different quarters within a single year are not necessarily meaningful and may not be accurate indicators of our future performance. Any future quarterly fluctuations that we report may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. We also believe that the seasonal nature of our business may have been overshadowed throughout the past few years due to the rapid growth in sales we experienced during those periods.
Qualitative data and limited sources support our beliefs regarding the future growth of the performance-defining product market and may not be reliable. A reduction or lack of continued growth in the popularity of high-end bikes, powered vehicles, baseball, or in the number of consumers who are willing to pay premium prices for well-designed, performance-oriented equipment in the markets in which we sell our products could adversely affect our product sales and profits, financial condition, or results of operations.
We generate virtually all of our revenues from sales of performance-defining products. Our beliefs regarding the outlook of the performance-defining product market come from qualitative data and limited sources, which may be unreliable. If our beliefs regarding the opportunities in the market for our products are incorrect or the number of consumers who we believe are willing to pay premium prices for well-designed, performance-oriented equipment in the markets in which we sell our products does not increase or declines, we may fail to achieve future growth and our business, financial condition, or results of operations could be negatively affected.
Because of the current inflation affecting the economy and the Federal Reserve’s interest rate increases in response, we may be harmed in the future.
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital. Specifically, the Federal Reserve increased benchmark interest rates multiple times in 2022 and 2023. While the Federal Reserve did not increase benchmark interest rates at the June 2023 or September 2023 meeting, it indicated it may continue to raise benchmark interest rates in 2024 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S.

The raw materials and other supplies we use to produce our products experienced increasing prices during recent periods as a result of inflation. In response, we increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, if the Federal Reserve continues raising interest rates, the result could be a recession, which could slow demand for our products, hinder our sales growth, or cause sales to decline in future periods. As of the date of this Annual Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve’s responses thereto will be, its duration, or the ultimate impact on us. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could further cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
RISKS RELATED TO OUR INDEBTEDNESS AND LIQUIDITY
The 2022 Credit Facility places operating restrictions on us and creates default risks.
The 2022 Credit Facility with Wells Fargo Bank, National Association, and other named lenders contains covenants that restrict our operating activities. These covenants, among other things, limit our ability to:
•pay dividends or make distributions to our stockholders or redeem our stock;
•incur additional indebtedness or permit additional encumbrances on our assets; and
•make acquisitions, complete mergers or sales of assets, or engage in new businesses.
These restrictions may interfere with our ability to obtain financing or engage in other business activities, which may have a material adverse effect on our business, financial condition, or results of operations.
If we are unable to comply with the covenants contained in the 2022 Credit Facility, it could constitute an event of default, and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the 2022 Credit Facility, which constitutes substantially all of our assets.
We continue to have the ability to incur debt and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
In the future, we may be able to incur substantial additional debt from amendments to the 2022 Credit Facility, additional lending sources subject to the restrictions contained in the 2022 Credit Facility, or because of certain debt instruments we may issue.
As of December 29, 2023, we had $743.5 million of indebtedness, $280.0 million in revolving credit and $200.0 million in delayed draw term loan available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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
•putting us at a disadvantage compared to competitors that have less relative or less restrictive debt; and
•subjecting us to additional restrictive financial and other covenants.
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
The Federal Reserve increased benchmark interest rates multiple times in 2022 and 2023. While the Federal Reserve did not increase benchmark interest rates at the June 2023 or September 2023 meeting, it indicated it may continue to raise benchmark interest rates in 2024 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the 2022 Interest Rate Swap Agreement, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 11. Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of December 29, 2023, we had $750.0 million of interest-bearing indebtedness outstanding under the 2022 Credit Facility. Based on the $650.0 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of December 29, 2023, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $6.5 million increase or decrease in interest expense for the year ended December 29, 2023, respectively.
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
We are subject to income tax requirements in various jurisdictions in the U.S. and internationally. In preparing our financial statements, we provide for income taxes based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our income tax obligations may be higher, which could materially impact our net income and cash flows due to numerous factors, such as:
•changes to tax laws or interpretations proposed by the current administration in the U.S.;
•modifications to the U.S. tax reform enacted in December 2017;
•revisions to estimates regarding our ability to utilize foreign tax credits, particularly increases in revenues generated in Taiwan or changes in the export potential from Taiwan;
•increases in applicable tax rates; and
•actions by tax authorities in jurisdictions in which we operate.
We are subject to extensive U.S. federal and state, foreign and international safety, environmental, employment practices, and other government regulations that may require us to incur expenses or modify product offerings to maintain compliance with such regulations, which could have a negative effect on our business and results of operations.
We are subject to extensive laws and regulations relating to safety, environmental, and other laws and regulations promulgated by the U.S. federal and state governments, as well as foreign and international regulatory authorities. Although we believe that our products, policies, and processes comply with applicable safety, environmental, and other standards and related regulations, future regulations may require additional safety standards that would require additional expenses and/or modification of product offerings to maintain such compliance. Failure to comply with applicable regulations could result in fines, increased expenses to modify our products, and reputational harm, all of which could have an adverse effect on our business, financial condition, or results of operations.
Moreover, certain of our product offerings require us to comply with the rules and regulations of various standards of standard-setting organizations, such as the CPSC, the NHTSA, and the European Committee for Standardization. Failure to comply with the requirements of such organizations could result in the loss of certain customer contracts, fines and penalties, or both, which could have an adverse effect on our business, financial condition, or results of operations.

Unpredictability in the adoption, implementation, and enforcement of increasingly stringent emission standards by multiple jurisdictions could adversely affect our business.
A portion of our products are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the Environmental Protection Agency, the European Union, state regulatory agencies (such as the California Air Resources Board), and other regulatory agencies around the world. We made, and continue to make, capital and research expenditures to ensure certain of our products comply with these emission standards. Developing products to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing products efficiently for multiple markets complicated and could result in additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost overruns, and unanticipated technical and manufacturing difficulties.
In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards is unpredictable. Any delays in implementation or enforcement could result in the products we developed or modified to comply with these standards becoming unnecessary or becoming necessary later than expected, which in turn could delay, diminish, or eliminate the expected return and may adversely affect our business.
Increasing focus on environmental, social, and governance responsibility may impose additional costs on us and expose us to new risks.
Regulators, stockholders, and other interested constituencies focus increasingly on the environmental, social, and governance practices of companies. For example, in March 2022, the SEC proposed new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require the inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Further, our customers may require us to implement environmental, social, or governance responsibility procedures or standards before they will continue to do business with us. Additionally, we may face reputational challenges in the event our environmental, social, or governance responsibility procedures or standards do not meet the standards set by certain constituencies. The occurrence of any of the foregoing could have a material adverse effect on the price of our shares and our business, financial condition, and results of operations.
Climate change and related regulatory responses may adversely impact our business.
There is increasing concern that a gradual increase in global average temperatures due to the increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity, and duration of extreme weather conditions could, among other things, (a) disrupt the operation of our supply chain since our bike suspension manufacturing is entirely located in Taiwan, which is prone to typhoons, (b) increase our product costs and impact the types and amounts of products that consumers purchase since the majority of our products are used in outdoor recreation, and (c) affect Marucci’s wood bat production since our timber supply could be impacted by adverse weather conditions. In addition, a number of our facilities are located in California, a state that frequently experiences earthquakes and wildfires and has recently experienced frequent and severe flooding. As a result, the effects of climate change could have a long-term adverse impact on our business, and results of operations.
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, many nations agreed to limit greenhouse gas emissions pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” and other initiatives. In December 2015, the U.S. and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the U.S. withdrew from the Paris Agreement in November 2020, the U.S. officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations and may, in the future, choose to join other international agreements targeting greenhouse gas emissions. In addition, in January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies and to confront the climate crisis. President Biden also issued an executive order solely targeting climate change. The adoption of legislation or regulatory programs at the federal level or other government action to reduce emissions of greenhouse gases could have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers and us. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation, raw material costs, capital expenditures, or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate.

We are subject to employment practice laws and regulations. As such, we are exposed to litigation risks and may incur higher employee costs in the future.
We are subject to extensive laws and regulations relating to employment practices, including wage and hour, wrongful termination, and discrimination. Complying with such laws and regulations, and defending against allegations of our failure to comply (including meritless allegations), can be expensive and time-consuming. We believe that our policies and processes comply with applicable employment standards and related regulations; however, we are subject to risks of litigation by employees and others that might involve allegations of illegal, unfair, or inconsistent employment practices, including wage and hour violations, employment discrimination, misclassification of independent contractors as employees, wrongful termination, and other concerns, which could require additional expenditures.
We are subject to environmental laws and regulation and potential exposure for environmental costs and liabilities.
Our operations, facilities, and properties are subject to a variety of foreign, federal, state, and local laws and regulations relating to health, safety, and the protection of the environment. These environmental laws and regulations include those relating to the use, generation, storage, handling, transportation, treatment, and disposal of solid and hazardous materials and wastes, emissions to air, discharges to waters and the investigation and remediation of contamination. Many of these laws impose strict, retroactive, joint and several liability upon owners and operators of properties, including with respect to environmental matters that occurred prior to the time the party became an owner or operator. In addition, we may have liability with respect to third-party sites to which we send waste for disposal. Failure to comply with such laws and regulations can result in significant fines, penalties, costs, liabilities, or restrictions on operations that could negatively affect our business, financial condition, or results of operations. From time to time, we have been involved in administrative or legal proceedings relating to environmental, health, or safety matters and incurred expenditures relating to such matters in the past.
We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, additional environmental issues relating to presently known or unknown matters could give rise to currently unanticipated investigation, assessment, or expenditures. Compliance with laws or regulations that are more stringent, as well as different interpretations of existing laws, more vigorous enforcement by regulators or unanticipated events, could require additional expenditures that may materially affect our business, financial condition, or results of operations.
Federal, state, local, foreign, and international laws and regulations relating to environmental matters, land-use, and noise and air pollution may have a negative impact on our future sales and results of operations.
The products in our powered vehicles category are used in vehicles that are subject to numerous federal, state, local, foreign, and international laws and regulations relating to noise and air pollution. Powered vehicles, and even bikes, have become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and side-by-sides riding is not allowed in Zion National Park, among many other national and state parks. In addition, recreational snowmobiling has been restricted in some national parks and federal lands in Canada, the U.S., and other countries. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease, and our business, financial condition, or results of operations could suffer.
Regulations related to conflict minerals may force us to continue to incur additional expenses and otherwise adversely impact our business.
The SEC rules regarding disclosure of the use of tin, tantalum, tungsten, and gold, known as conflict minerals, in products manufactured by public companies require ongoing due diligence to determine whether such minerals originated from the Democratic Republic of Congo (“DRC”), or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. As a public company, we are required to comply with the reporting obligations annually. There are costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals in our products. The effect of such rules on customer, supplier, or consumer behavior could adversely affect the sourcing, supply, and pricing of materials used in our products. As a result, we may also incur costs with respect to potential changes to products, processes, or sources of supply. We may face disqualification as a supplier for customers and reputational challenges if our due diligence procedures do not enable us to verify the origins for all conflict minerals used in our products or to determine if such conflict minerals are conflict-free. Accordingly, these rules could have a material adverse effect on our business, results of operations, or financial condition.

We retain certain personal information about individuals and are subject to various privacy and consumer protection laws.
We collect personal information for various purposes and through various methods, including from third parties and directly from consumers through our website, at events and sales, and via telephone and email. Certain individuals may object to the processing of this data, request the deletion of this data, or opt out of the sharing of this data, any of which may negatively impact our ability to provide effective customer service or otherwise impact our operations. Collection and use of personal information in conducting our business may be subject to federal and/or state laws and regulations in the U.S. and foreign jurisdictions including, in particular, various jurisdictions in Europe, and such laws and regulations may restrict our processing of such personal information and may hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection, and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25% on steel and 10% on aluminum, with only a handful of countries exempt from the increase. Throughout the Trump Administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. The U.S. and the European Union also imposed tariffs on each other’s products stemming from a dispute at the World Trade Organization related to aircraft. The Biden Administration and U.S. Congress have created significant uncertainty about their review of tariffs and future relationships between the U.S. and other countries with respect to regulations.
While we have limited exposure to implemented tariffs at this time, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs and the operating performance of our customers, which in turn may negatively affect our sales, gross margin, and operating performance. Additionally, there is a risk that continued U.S. tariffs on imports could be met with additional retaliatory tariffs on U.S.-produced exports and that the broader trade uncertainty could intensify. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.
We are, and may in the future be, subject to legal proceedings. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Regardless of merit, these litigation matters and any potential future claims against the Company may be both time consuming and disruptive to the Company's operations and cause significant expense, increased insurance costs, reputational harm and diversion of management attention. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer protection laws and regulations, product liability laws, intellectual property laws, environmental laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a class action is pending in the United States District Court for the Northern District of Georgia in Atlanta asserting claims on behalf of a putative class of Company stockholders against the Company and certain of its current and former officers alleging violations of federal securities laws. See Part I, Item 3. “Legal Proceedings” for more information about this class action and other legal proceedings to which we may be subject.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
The trading price of our common stock may be volatile, and you might be unable to sell your shares at or above the price you pay for the shares.
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. For example, from January 2, 2021 through December 29, 2023, our stock price fluctuated between $190.29 and $49.12 per share, and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
•changes in general economic conditions as well as conditions affecting our industry in particular; and
•sales of our common stock by us, our significant stockholders, or our directors or executive officers.
In addition, in recent years, the stock market experienced significant price fluctuations. Fluctuations in the overall stock market generally or with respect to companies in our industry could cause the trading price of our common stock to fluctuate for reasons unrelated to our business, operating results, or financial condition. Further, some companies with volatile market prices for their securities have had securities class actions filed against them. A lawsuit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and divert management’s attention.
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 41,953,938 of which shares were outstanding as of December 29, 2023. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements, or otherwise.
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

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our Company.
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
Pursuant to the new share repurchase program authorized by our Board of Directors on November 1, 2023, we are authorized to repurchase up to $300.0 million of outstanding shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. This program will expire on November 1, 2028, and may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar of shares, and the timing, manner, price, and actual amount of share repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The program does not obligate the Company to acquire a minimum amount of shares. The timing of repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock unit vesting. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases), and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Amended and Restated Certificate of Incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of our Company owed to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our Charter Documents; (iv) any action to interpret, apply, enforce or determine the validity of our Charter Documents; or (v) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
GENERAL RISK FACTORS
Failure of our internal controls over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and a decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across other legal, strategic, operational, and financial risk areas.
Risk Management and Strategy
Our cybersecurity risk management program includes:
•policies, process, and tools designed to identify, assess, and mitigate cyber risks across all aspects of our operations;
•a cybersecurity team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, monitor, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training for our employees and contractors; and
•a Cybersecurity Incident Response Plan that includes procedures for responding to cybersecurity incidents.
Governance
Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program while our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly, as well as through the Audit Committee of the Board of Directors, and receives regular updates on relevant information regarding cybersecurity.
The Audit Committee receives regular reports from management on our company's cybersecurity risks and activities, including but not limited to any recent cybersecurity incidents and related responses, and any cybersecurity systems testing. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser potential impact.
Our Chief Information Officer, who oversees our cybersecurity team, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Information Officer and our cybersecurity team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal personnel dedicated to cybersecurity as well as our engaged and retained external cybersecurity consultants. Our cybersecurity team is supported by the information technology department as well as our engaged third parties and our retained service providers and, in addition, is informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Information Officer has over 20 years of experience in managing large-scale information technology infrastructure and associated technologies and other members of our cybersecurity team have experience and certifications relevant to cybersecurity. In addition, all personnel involved in cybersecurity engage in regular training on cybersecurity matters.
Breaches
We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information on our cybersecurity related risks, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
At December 29, 2023, we occupied the following square footage by location:

	U.S.	Other Countries	Total
Leased facilities	2,680,286	405,115	3,085,401
Owned facilities	829,363	178,842	1,008,205
Total	3,509,649	583,957	4,093,606
Certain administrative, research and development and manufacturing operations are located in California and Georgia. We also manufacture in the U.S. States of Michigan, Colorado, Indiana, Alabama, Pennsylvania, Louisiana, Utah and Oregon, and internationally in Taiwan and Canada, and maintain sales and service offices in the U.S. and Europe.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. The complaint has not yet been served. The complaint purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements and omissions to investors regarding demand for the Company’s products and inventory levels. The complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “FOXF” since August 8, 2013. Our IPO was priced at $15.00 per share on August 8, 2013. Prior to that date, there was no public trading market for our common stock. On February 15, 2024, the closing price per share of our common stock as reported on the NASDAQ Global Select Market was $68.30 per share.
Stockholders
As of January 31, 2024, there were approximately 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended December 29, 2023 and December 30, 2022. In addition, our 2022 Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant. We do not intend to pay dividends in the foreseeable future.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through December 29, 2023 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the “NASDAQ Composite”) and S&P 500 Index (“S&P 500”). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
There were no unregistered securities sold by the Company during the three year period ended December 29, 2023.

Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the quarter ended December 29, 2023:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
9/30-11/3	436	$81.47	—	$—
11/4-12/1	427,555	$58.44	427,555	$275,000,000
12/2-12/29	—	$—	—	$275,000,000
Total	427,991	$—	427,555	$275,000,000

(1) Includes 436 shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations. These shares were not purchased as part of a publicly announced program to purchase common stock.
(2) On November 1, 2023, the Company’s Board of Directors authorized a share repurchase plan for up to $300 million in shares of the Company’s common stock, par value $0.001 per share. Refer to Note 13. Stockholders’ Equity for further details.

(3) The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report in Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We design, engineer, manufacture and market performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bikes, side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Virtually all of our revenues were from our product sales; miscellaneous sources of revenue such as royalty income and service related repair work and the associated sale of parts represented less than 1% of our sales in each of the years ended December 29, 2023, December 30, 2022 and December 31, 2021.
We have determined that we operate in one reportable segment, which is the manufacturing, sale and service of performance-defining products. Our products fall into the following three categories:
•powered vehicles, including side-by-sides, certain on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, including military, motorcycles, and commercial trucks;
•aftermarket applications, mainly consisting of products for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications as well as lift kits and components with our shock products and aftermarket accessory packages for use in trucks; and
•specialty sports products, which consist primarily of bike suspension, component products, and gear and equipment for baseball and softball.
In each of the years ended December 29, 2023, December 30, 2022 and December 31, 2021, approximately 36%, 27% and 28%, respectively, of our net sales were attributable to net sales of powered vehicles products; approximately 38%, 31%, and 28%, respectively, of our net sales were attributable to net sales of aftermarket application products and approximately 27%, 42% and 45%, respectively, of our net sales were attributable to sales of specialty sports products.
Our North American net sales totaled $1,127.6 million, $1,009.2 million and $811.3 million, or 77%, 63% and 62% of our total net sales in fiscal years 2023, 2022 and 2021, respectively. Our international net sales totaled $336.6 million, $593.3 million and $487.8 million, or 23%, 37% and 38% of our total net sales in fiscal years 2023, 2022 and 2021, respectively. Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the U.S. We estimate, based on our internal projections and assumptions, that approximately one-third of the end users of our bike products are located outside the U.S.
Opportunities, challenges and risks
We intend to focus on generating sales of our performance-defining products through OEMs, aftermarket, and retail channels. To do this, we intend to continue to develop and introduce new and innovative products in our current end-markets and we intend to selectively develop products for applications and end-markets in which we do not currently participate. Currently, the majority of our sales are dependent on the demand for performance-defining products.
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

In the fourth quarter of 2021, we completed the construction of an approximately 336,000 square foot state-of-the-art facility in Hall County, Georgia (the “Gainesville Facility”), to diversify our manufacturing platform and provide additional long-term capacity to support growth in our Powered Vehicles Group. The Gainesville Facility is being used for manufacturing, warehousing, distribution and office space.
From time to time, we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business, we reserve for such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs. Please read “Risks Related to Our Business and Operations - Product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future, could have, a material adverse impact on our business” within Item 1A. Risk Factors.
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
Basis of presentation
Composition of net sales
Sales from:
•Product sales: consist of sales of performance-defining products and systems to customers worldwide. Sales are measured based on the consideration specified in a contract with a customer. We recognize sales when a performance obligation is satisfied by transferring control of a product to a customer, generally at the time of shipment for most products and over the time it takes to complete certain upfit packages. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, we may also enter into master agreements; and
•Shipping and handling fees: consists of shipping and handling fees billed to customers.
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

Gross profit/gross margin
Our gross profit equals our net sales minus cost of sales. Our gross margin measures our gross profit as a percentage of net sales.
Our gross margins fluctuate based on production volumes, product, customer and channel mix and overall supply chain and manufacturing efficiencies. Generally, we earn higher gross margins on our products sold to the aftermarket channel.
Operating expenses
Our operating expenses consist of the following:
•sales and marketing;
•research and development;
•general and administrative; and
•amortization of purchased intangibles.
Our sales and marketing expenses include costs related to our net sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy related expenses. Other significant sales and marketing expenses include commissions paid to outside sales representatives, promotional materials and products, our sales office costs, race support and sponsorships of events and athletes, advertising and promotions related to trade shows, and travel and entertainment.
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
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended December 29, 2023, December 30, 2022 and December 31, 2021.
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
For the years ended December 29, 2023, December 30, 2022 and December 31, 2021, we had effective tax rates of 12.8%, 12.2% and 13.0%, respectively.
As of December 29, 2023, our deferred tax assets included foreign tax credits of approximately $51.2 million, which begin to expire in 2026 unless utilized.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 29, 2023, the Company determined a valuation allowance was not needed. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next 12 months.
We are subject to examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax liabilities and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our effective tax rate.

Results of operations
The table below summarizes our results of operations for the fiscal years ended December 29, 2023, December 30, 2022, and December 31, 2021:

	For the fiscal years ended
(in millions)	December 29, 2023	December 30, 2022	December 31, 2021
Net sales	$1,464.2	$1,602.5	$1,299.1
Cost of sales	999.4	1,071.1	866.7
Gross profit	464.8	531.3	432.3
Operating expenses:
General and administrative	124.6	116.1	97.2
Sales and marketing	100.5	90.8	70.9
Research and development	53.2	56.2	46.6
Amortization of purchased intangibles	26.5	21.5	20.7
Total operating expenses	304.7	284.6	235.4
Income from operations	160.1	246.7	196.9
Interest expense	19.3	8.9	8.2
Other expense, net	2.1	4.0	0.4
Income before income taxes	138.7	233.8	188.4
Provision for income taxes	17.8	28.5	24.6
Net income	$120.8	$205.3	$163.8
*Amounts may not foot due to rounding.

The following table sets forth statement of income data as a percentage of net sales for the years indicated:

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.3	66.8	66.7
Gross profit	31.7	33.2	33.3
Operating expenses:
General and administrative	8.5	7.2	7.5
Sales and marketing	6.9	5.7	5.5
Research and development	3.6	3.5	3.6
Amortization of purchased intangibles	1.8	1.3	1.6
Total operating expenses	20.8	17.8	18.1
Income from operations	10.9	15.4	15.2
Interest expense	1.3	0.6	0.6
Other expense, net	0.1	0.2	—
Income before income taxes	9.5	14.6	14.5
Provision for income taxes	1.2	1.8	1.9
Net income	8.3%	12.8%	12.6%
*Percentages may not foot due to rounding.

Fiscal year ended December 29, 2023 compared to fiscal year ended December 30, 2022
Net Sales

	For the fiscal years
(in millions)	2023	2022	Change ($)	Change (%)
Powered Vehicle Group	$523.9	$432.4	$91.5	21.2%
Aftermarket Applications Group	551.1	489.1	(291.8)	(59.7)
Specialty Sports Group	389.2	681.0		(42.8)
Total net sales	$1,464.2	$1,602.5	$(138.3)	(8.6)%
Net sales for the year ended December 29, 2023 decreased approximately $138.3 million, or 8.6%, compared to the year ended December 30, 2022. The net sales decrease reflects a decrease of 42.8% in Specialty Sports Group net sales and increases of 21.2% and 59.7% Powered Vehicle Group and Aftermarket Applications Group net sales, respectively, for the year ended December 29, 2023 compared to the prior fiscal year. The decrease in Specialty Sports Group net sales is primarily related to channel inventory recalibration and to a lesser extent lower end consumer demand, partially offset by the inclusion of $16.8 million net sales from our Marucci subsidiary that was acquired in November 2023. The increase in Powered Vehicle Group net sales was primarily due to strong demand in the OEM channel, partially offset by the impact of the UAW strike and the effects of macroeconomic environment. The increase in Aftermarket Applications Group net sales was mainly attributed to the inclusion of $65.6 million net sales from our Custom Wheel House subsidiary, which was acquired in March 2023, partially offset by a decrease in upfitting sales due to a change in product mix as a result of the UAW strike and higher interest rates impacting floor plan financing resulting in dealers taking a more conservative approach to inventory.
Cost of sales

	For the fiscal years
(in millions)	2023	2022	Change ($)	Change (%)
Cost of sales	$999.4	$1,071.1	$(71.7)	(6.7)%
Cost of sales for the year ended December 29, 2023 decreased approximately $71.7 million, or 6.7%, compared to the year ended December 30, 2022. The decrease in cost of sales was due to our decreased sales partially offset by certain business factors affecting gross margin, which are discussed below.
For the year ended December 29, 2023, our gross margin was 31.7% compared to 33.2% for the year ended December 30, 2022. The decrease in gross margin for the fiscal year 2023 was primarily due to a shift in our product line mix and amortization of acquired inventory valuation markups, offset by increased efficiencies at our North American facilities.

Operating expenses

	For the fiscal years
(in millions)	2023	2022	Change ($)	Change (%)
Operating expenses:
General and administrative	$124.6	$116.1	$8.5	7.3%
Sales and marketing	100.4	90.8	9.6	10.6
Research and development	53.2	56.2	(3.0)	(5.3)
Amortization of purchased intangibles	26.5	21.5	5.0	23.3
Total operating expenses	$304.7	$284.6	$20.1	7.1%
Total operating expenses for the year ended December 29, 2023 increased approximately $20.1 million, or 7.1%, over the comparable period in 2022. When expressed as a percentage of net sales, operating expenses increased to 20.8% of net sales for the year ended December 29, 2023, compared to 17.8% of net sales for the fiscal year ended December 30, 2022.
Within operating expenses, our sales and marketing expense increased by approximately $9.6 million primarily due to the inclusion of $10.6 million and $2.7 million Custom Wheel House and Marucci expenses, respectively, offset by cost controls. General and administrative expenses increased approximately $8.5 million mainly due to operating expenses associated with facility expansion and the inclusion of $3.9 million and $3.2 million Custom Wheel House and Marucci expenses, respectively, partially offset by cost controls. Research and development expenses decreased approximately $3.0 million driven by additional benefit from a state research and development tax credit. Amortization of purchased intangible assets for the year ended December 29, 2023 increased by approximately $5.0 million as compared to the year ended December 30, 2022, primarily due to the amortization of Custom Wheel House and Marucci intangible assets.
Income from operations

	For the fiscal years
(in millions)	2023	2022	Change ($)	Change (%)
Income from operations	$160.1	$246.7	$(86.6)	(35.1)%
As a result of the factors discussed above, income from operations for the year ended December 29, 2023 decreased approximately $86.6 million, or 35.1%, compared to the year ended December 30, 2022.
Interest and other expense, net

	For the fiscal years
(in millions)	2023	2022	Change ($)	Change (%)
Interest expense	$19.3	$8.9	$10.4	116.9%
Other expense, net	2.1	4.0	(1.9)	(47.5)
Interest and other expense, net	$21.4	$12.9	$8.5	65.9%
Interest and other expense, net for the year ended December 29, 2023 increased by approximately $8.5 million to $21.4 million, compared to $12.9 million for the year ended December 30, 2022. Interest expense increased by $10.4 million due to higher debt and interest rates. Other expense, net decreased $1.9 million primarily due lower losses on foreign currency transactions.

Income taxes

	For the fiscal years
(in millions)	2023	2022	Change ($)	Change (%)
Provision for income taxes	$17.8	$28.5	$(10.7)	(37.5)%
Income tax expense for the year ended December 29, 2023 decreased by approximately $10.7 million to $17.8 million compared to $28.5 million for the year ended December 30, 2022. The decrease in expense primarily resulted from a decrease in pre-tax profit, partially offset by the release of the valuation allowance for foreign tax credits in the prior year.
The effective tax rates were 12.8% and 12.2% for the years ended December 29, 2023 and December 30, 2022, respectively.
For the year ended December 29, 2023, the difference between our effective tax rate and the 21% federal statutory rate resulted from a lower tax rate on foreign derived intangible income and benefit from the U.S. research and development tax credit.
For the year ended December 30, 2022, the difference between our effective tax rate and the 21% federal statutory rate resulted from a lower tax rate on U.S. foreign derived earnings and the release of the valuation allocation for foreign tax credits, partially offset by other non-deductible expenses and state taxes.
Net income

	For the fiscal years
(in millions)	2023	2022	Change ($)	Change (%)
Net income	$120.8	$205.3	$(84.5)	(41.2)%
As a result of the factors described above, our net income decreased $84.5 million, or 41.2%, to $120.8 million in the fiscal year ended December 29, 2023 from $205.3 million for the fiscal year ended December 30, 2022.
Fiscal year ended December 30, 2022 compared to fiscal year ended December 31, 2021
Net sales

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Powered Vehicle Group	$432.4	$360.7	$71.7	19.9%
Aftermarket Applications Group	489.1	359.4	129.7	36.1
Specialty Sports Group	681.0	579.0	102.0	17.6
Total net sales	$1,602.5	$1,299.1	$303.4	23.4%
Net sales for the year ended December 30, 2022 increased approximately $303.4 million, or 23.4%, compared to the year ended December 31, 2021. The net sales increase reflects an increase of 36.1%, 19.9% and 17.6% in Aftermarket Applications Group, Powered Vehicle Group and Specialty Sports Group net sales, respectively, for the year ended December 30, 2022 compared to the prior fiscal year. The increase in Aftermarket Applications Group net sales was primarily due to strong performance from our upfitting product lines. The increase in Powered Vehicle product net sales was driven by increased demand in the OEM channel. The increase in Specialty Sports product net sales reflects higher demand primarily in the OEM channel.
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
Operating expenses

	For the fiscal years
(in millions)	2022	2021	Change ($)	Change (%)
Operating expenses:
General and administrative	$116.1	$97.2	$18.9	19.4%
Sales and marketing	90.8	70.9	19.9	28.1
Research and development	56.2	46.6	9.6	20.6
Amortization of purchased intangibles	21.5	20.7	0.8	3.9
Total operating expenses	$284.6	$235.4	$49.2	20.9%
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

Liquidity and Capital Resources
Our primary cash needs are to support working capital, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our Prior Credit Facility and our 2022 Credit Facility, and the issuance of common stock. These sources of liquidity may be impacted by factors and events described in Special Note Regarding Forward-Looking Statements and Item 1A. Risk Factors.
As of December 29, 2023, we held $24.7 million of our $83.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the years ended
(in millions)	December 29, 2023	December 30, 2022	December 31, 2021
Net cash provided by operating activities	$178.7	$187.1	$63.2
Net cash used in investing activities	(750.4)	(44.7)	(104.9)
Net cash provided by (used in) financing activities	509.0	(179.1)	(23.8)
Effect of exchange rate changes on cash and cash equivalents	1.1	2.3	(0.5)
Decrease in cash and cash equivalents	$(61.6)	$(34.4)	$(66.1)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Annual Report on Form 10-K and beyond.
Operating activities
In the fiscal year ended December 29, 2023, net cash provided by operating activities was $178.7 million. Our investment in operating assets and liabilities is a result of an increase in prepaids and other current assets of $38.2 million primarily due to carrying more chassis to meet current year production needs for the upfitting product lines, and decreases in accounts payable of $44.0 million, accrued expenses and other liabilities of $21.4 million, and income taxes payable of $19.1 million, partially offset by decreases in accounts receivable of $64.5 million and inventory of $31.6 million. The change in our accounts receivable reflects a shift in our product line mix and the timing of customer collections. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in accrued expenses and other liabilities is primarily due to payments made for compensation and tax related accruals and our cost control measures, partially offset by acquired accrued expenses. The decrease in inventory excluding acquired inventory reflects our continued efforts to optimize inventory levels.
In the fiscal year ended December 30, 2022, cash provided by operating activities was $187.1 million. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $87.4 million and accounts receivable of $64.0 million, partially offset by a decrease in prepaids and other current assets of $18.1 million, and increases in accounts payable of $40.5 million, accrued expenses of $11.7 million and income taxes payable of $8.7 million. The increase in inventory is due to several factors, including natural growth to meet anticipated demand, receipt of long lead time items that had been delayed, and higher levels of safety stock to mitigate supply chain uncertainty. The increases in accounts receivable, accounts payable and accrued expenses reflect normal business growth, as well as the timing of customer collections and vendor payments. The decrease in prepaids and other current assets is primarily due to a lower supply of chassis as we worked through the safety stock that we had secured at the end of 2021.
In the fiscal year ended December 31, 2021, cash provided by operating activities was $63.2 million. Cash invested in operating assets and liabilities is primarily the result of increases in inventory of $150.4 million, prepaids and other current assets of $34.5 million, and accounts receivable of $20.2 million, offset by increases in net income taxes payable of $26.8 million, accrued expenses of $21.8 million, and accounts payable of $10.3 million. The increase in inventory is primarily due to additional raw material purchases to mitigate risks associated with supply chain uncertainty and shortages on certain parts needed to complete a suspension kit, as well as a higher balance of finished goods due to the timing of shipments. The increase in prepaids and other current assets is the result of increased chassis deposits. The increases in net income taxes payable, accrued expenses, accounts receivable and accounts payable are the result of normal business growth and the timing of vendor and tax payments.

Investing activities
In the fiscal year ended December 29, 2023, cash used in investing activities was $750.4 million, which primarily consisted of $701.1 million in cash consideration for our acquisitions of Marucci and Custom Wheel House, $46.9 million in property and equipment additions, and $2.4 million in cash consideration for our purchase of other assets.
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
Financing activities
In the fiscal year ended December 29, 2023, net cash provided by financing activities was $509.0 million, which primarily consisted of proceeds from our 2022 Credit Facility of $793.5 million, which was used to support our working capital and the purchases of Marucci and Custom Wheel House, partially offset by $230.0 million in payments on our line of credit, $20.0 million in prepayments on our Term A Loan, $25.0 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program, and $6.2 million and $3.4 million in deferred debt issuance costs.
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
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, June 11, 2021 and December 16, 2021 (as amended, the “Prior Credit Facility”). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250.0 million and a term loan of $400.0 million. The term loan was subject to quarterly amortization payments.
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
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “Amendment”) amending the 2022 Credit Facility. The Amendment provided the Company with a term loan in an amount of $400.0 million (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200.0 million (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Term Loans”), each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan is available to the Company from and including December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.0% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.5% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
The Company paid $10,063 in debt issuance costs, of which $6,709 were allocated to the Term A Loan and $3,354 were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Term A Loan were amortized using the interest method over the term of the Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt is drawn. Upon the drawing of the Delayed Draw Term Loan, the fees will be reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
At December 29, 2023, the one-month SOFR and three-month SOFR rates were 5.34% and 5.36%, respectively. At December 29, 2023, our weighted-average interest rate on outstanding borrowing was 6.97%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 29, 2023.
Material Cash Requirements
As of December 29, 2023, we had the following material cash requirements related to commitments or contractual obligations (in millions):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$750.0	$—	$40.0	$710.0	$—
Operating lease obligations	101.0	16.6	25.4	16.5	42.4
Purchase obligations and other	11.6	6.8	4.7	—	—
Total	$862.6	$23.4	$70.2	$726.5	$42.4
*Amounts may not foot due to rounding.
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

Critical Accounting Policies and Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it is made in accordance with GAAP and it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policies that management believes are critical to the understanding and evaluating our reported financial results include the following: income taxes, inventory, warranty, goodwill and intangible assets, stock-based compensation, revenue recognition, provision for credit losses and fair value measurement. For further information see Note 1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Warranty
Unless otherwise required by law, the Company generally offers limited warranties on its products for one to three years. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results. Total accrued warranty liabilities were approximately $20.0 million and $17.1 million as of December 29, 2023 and December 30, 2022, respectively. Refer to Note 8. Accrued Expenses for further details.
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
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2023 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
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
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. Stock-based compensation was $16.5 million, $16.4 million and $13.9 million for the fiscal years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively. Refer to Note 13. Stockholders’ Equity for further details. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company does not estimate forfeitures in recognizing stock-based compensation expense.
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
Revenue recognition
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on all Stellantis chassis, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floorplan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from our Outside Van subsidiary generally include the vehicle chassis, of which the Company has the risks and rewards of ownership and are recognized over-time as work is performed based on actual costs incurred.
We elected as a practical expedient to not capitalize the incremental costs to obtain contracts with customers since the amortization period would have been one year or less.
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Accrued sales rebates were $11.9 million and $8.7 million as of December 29, 2023 and December 30, 2022, respectively. Sales returns allowances have historically been immaterial to the financial statements.
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
As of December 29, 2023, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term A Loan approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
On June 11, 2021, the Company entered into an interest rate swap agreement (the “2021 Swap Agreement”) to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the “2022 Swap Agreement”). Refer to Note 11. Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, an interest rate swap contract is recognized as an asset or liability on the Consolidated Balance Sheets and is measured at fair value. The fair value was calculated utilizing Level 2 inputs.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details regarding this topic.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. As of December 29, 2023, we had $750.0 million of interest bearing indebtedness outstanding under our 2022 Credit Facility. Based on the $650.0 million of variable interest rate indebtedness that was outstanding as of December 29, 2023, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $6.5 million increase or decrease in interest expense for the year ended December 29, 2023.
Exchange rate sensitivity
As of December 29, 2023, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, we may be exposed to greater exchange rate sensitivity in the future. Currently, we enter into short-term foreign currency swap contracts to mitigate our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure further in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents, interest rate swap agreement and trade receivables. As of December 29, 2023, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents and interest rate swap agreement present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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

Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2023. Based on the evaluation of our disclosure controls and procedures as of December 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The Management’s Report on Internal Control Over Financial Reporting is contained in Part IV. Management’s Report on Internal Control Over Financial Reporting of this Annual Report on Form 10-K and is incorporated herein by reference.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 29, 2023, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Class II Directors” and “Corporate Governance.”

Information required by this Item regarding our corporate governance, including our audit committee and code of ethics, is incorporated by reference to the sections of the Proxy Statement entitled “Corporate Governance” and “The Board of Directors.”
Information required by this Item regarding compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Delinquent Section 16(a) Reports.”
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions and Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated November 1, 2023, by and among (i) Fox Factory, Inc; (ii) Marucci Merger Sub, Inc.; (iii) Wheelhouse Holdings Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative	8-K	001-36040	November 3, 2023
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36040	September 19, 2013
3.2	Amended and Restated Bylaws	10-Q	001-36040	September 19, 2013
4.1	Form of Common Stock Certificate	S-1	333-189841	July 8, 2013
4.2	Form of Indenture	S-3	333-203146	March 31, 2015
4.3	Description of Securities	10-K	001-36040	February 23, 2023
10.1†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Chris Tutton	10-K	001-36040	February 26, 2019
10.2†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Michael C. Dennison	10-K	001-36040	February 26, 2019
10.3†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019
10.4†	Executed Separation and Release Agreement, dated April 4, 2023, by and between Fox Factory Holding Corp. and Scott Humphrey	8-K	001-36040	April 3, 2023
10.5†	Employment Agreement by and between Fox Factory, Inc. and Richard T. Winters, dated June 29, 2019.	8-K	001-36040	August 10, 2020
10.6†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory Holding Corp. and Michael C. Dennison, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.7†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.8†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Christopher J. Tutton, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.9†	Second Amendment to the Employment Agreement, by and between Fox Factory, Inc. and Richard T. Winters, dated August 5, 2022.	8-K	001-36040	August 8, 2022
10.10†	2023 Policy Regarding Terms Applicable to Restricted Stock Unit and Performance Share Unit Award Agreements in the Event of Qualified Retirement				X
10.11†	Sixth Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2022.				X
10.12†	Form of Indemnification Agreement, by and between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors	10-Q	001-36040	October 31, 2018
10.13†	2008 Stock Option Plan, as amended	S-1	333-189841	July 8, 2013
10.14†	2008 Non-Statutory Stock Option Plan, as amended	S-1/A	333-189841	August 2, 2013
10.15†	Fox Factory Holding Corp. 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
10.16†	Form of Employee Restricted Stock Unit Award Agreement for Non-Employee Directors under 2022 Omnibus Plan (U.S.)	8-K	001-36040	May 6, 2022
10.17†	Form of Restricted Stock Unit Award Agreement under 2022 Omnibus Plan (U.S.)				X

10.18†	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Plan				X
10.19	First Incremental Facility Amendment, dated November 14, 2023, by and among Fox Factory Holding Corp., Bank of America, N.A., Wells Fargo Bank, National Association and PNC Bank, National Association	8-K	001-36040	November 15, 2023
10.20	Pilot Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.21	Bond Purchase Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.22	Financing Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.23	Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.24	Amendment No. 1 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2020.	10-K	001-36040	February 24, 2022
10.25	Amendment No. 2 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2021.	10-K	001-36040	February 24, 2022
10.26	Deed to Secure Debt and Security Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.27	Assignment of Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.28	Direct Payment Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.29	Credit Agreement, among Fox Factory Holding Corp., Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and a group of lenders party thereto, dated April 5, 2022.	8-K	001-36040	April 5, 2022
10.30†	Deferred Compensation Plan, effective June 30, 2021.	S-8	333-264858	June 29, 2021
10.31	Securities Purchase Agreement, between Fox Factory, Inc., CWH Holdco, LLC, CWH Blocker Corp., and Thompson Street Capital Partners V, L.P., effective February 17, 2023.	10-K	001-36040	February 23, 2023
10.32	Amendment No. 3 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2022.	10-Q	001-36040	May 4, 2023
10.33†	Employment Agreement, by and between Fox Factory Holding Corp. and Dennis C. Schemm, dated June 12, 2023	10-Q	001-36040	August 4, 2023
10.34†	Employment Agreement, by and between Fox Factory Holding Corp. and Toby D. Merchant, dated April 13, 2021	10-Q	001-36040	August 4, 2023
10.35†	Employment Agreement, by and between Fox Factory Holding Corp. and Thomas L. Fletcher, dated May 24, 2021	10-Q	001-36040	August 4, 2023
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	X
97.1	Clawback Policy	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
†    Management contract or compensatory plan.
X    Filed herewith
*     In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX FACTORY HOLDING CORP.
February 22, 2024	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer & Duly Authorized Signatory)

February 22, 2024	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis C. Schemm and Michael C. Dennison, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Dennison	Chief Executive Officer and Director	February 22, 2024
Michael C. Dennison	(Principal Executive Officer)

/s/ Dennis C. Schemm	Chief Financial Officer and Treasurer	February 22, 2024
Dennis C. Schemm	(Principal Financial and Accounting Officer)

/s/ Dudley W. Mendenhall	Chairman	February 22, 2024
Dudley W. Mendenhall

/s/ Thomas E. Duncan	Director	February 22, 2024
Thomas E. Duncan

/s/ Elizabeth A. Fetter	Director	February 22, 2024
Elizabeth A. Fetter

/s/ Jean H. Hlay	Director	February 22, 2024
Jean H. Hlay

/s/ Ted D. Waitman	Director	February 22, 2024
Ted D. Waitman

/s/ Sidney Johnson	Director	February 22, 2024
Sidney Johnson

Management’s Report on Internal Control Over Financial Reporting

The management of Fox is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Fox’s internal control over financial reporting is a process designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, Fox conducted an evaluation of the effectiveness of our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded Custom Wheel House, LLC (“Custom Wheel House”) and Marucci Sports, LLC (“Marucci”) acquired in 2023, which are included in our 2023 consolidated financial statements. Custom Wheel House and Marucci respectively constituted approximately 6.7% and 29.2% of total assets as of December 29, 2023, approximately 4.5% and 1.1% of total revenues, and approximately (1.4)% and (2.6)% of net earnings for the year then ended.
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of December 29, 2023.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 22, 2024

/s/ Michael C. Dennison
Michael C. Dennison
Chief Executive Officer

/s/ Dennis C. Schemm
Dennis C. Schemm
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2023 and December 30, 2022, the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 29, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.
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

Our audit procedures related to the net realizable value of inventory included the following, among others:
•We obtained management’s analysis for estimated excess or obsolete inventory. We evaluated the appropriateness of management’s approach and tested the completeness and accuracy of the underlying data.
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
•We compared selected 2024 estimated demand to actual customer sales orders and forecasted demand information as provided by the sales and operations team in order to test the accuracy of demand information included in the calculation.
•We tested the design and operating effectiveness of controls related to the forecasted demand for the Company’s products as well as management’s review of the net realizable value of inventory.
Valuation of acquired intangible assets
As described further in Note 1 and Note 18 to the consolidated financial statements, the Company completed the acquisitions of Custom Wheel House, LLC (“Custom Wheel House”) and Marucci Sports, LLC (“Marucci”) on March 3, 2023 and November 14, 2023 for total purchase price consideration of $129.8 million and $567.2 million, respectively. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective fair values, including to identified intangible assets. We identified the determination of fair value for the acquired customer and distributor relationships, tradenames and developed technologies as a critical audit matter.
The principal consideration for our determination that the valuation of the intangible assets represents a critical audit matter include the complexity associated with the intangibles due to the significant estimation uncertainty in the Company’s determination of the fair values. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired businesses, including future revenue growth rates, certain profitability measures, royalty rates, customer attrition rates and discount rates. Auditing these assumptions requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.
Our audit procedures related to the determination of assumptions used in the fair value of certain acquired intangible assets in the acquisitions included the following, among others:
•We evaluated the appropriateness of the forecasted revenue growth rates and certain profitability measures by (1) comparing forecasted revenue growth rates and certain profitability measures to forecasted industry growth rates and available market data and (2) comparing forecasted revenue growth rates and certain profitability measures to historical growth rates of the acquired entities.
•We utilized a specialist to evaluate key inputs and assumptions used to determine fair value. Our specialist compared the royalty rates used to royalty rates derived from publicly available data for comparable companies, compared the estimated customer attrition rates used to historical customer retention data of the acquired companies, and compared the discount rates used to independently developed discount rates derived from publicly available data for comparable companies.
•We tested the design and operating effectiveness of controls related to the selection and review of the methods and assumptions used in determining fair value.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.
San Francisco, California
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Custom Wheel House, LLC (“Custom Wheel House”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 6.7 and 4.5 percent, respectively, and also does not include the internal control over financial reporting of Marucci Sports, LLC (“Marucci”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 29.2 and 1.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2023. As indicated in Management’s Report, Custom Wheel House and Marucci were acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Custom Wheel House and Marucci.
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

/s/ GRANT THORNTON LLP
San Francisco, California
February 22, 2024

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	As of	As of
	December 29, 2023	December 30, 2022

Assets
Current assets:
Cash and cash equivalents	$83,642	$145,250
Accounts receivable (net of allowances of $1,158 and $443 at December 29, 2023 and December 30, 2022, respectively)	171,060	200,440
Inventory	371,841	350,620
Prepaids and other current assets	141,512	101,364
Total current assets	768,055	797,674
Property, plant and equipment, net	237,192	202,215
Lease right-of-use assets	84,317	48,096
Deferred tax assets	21,297	57,339
Goodwill	636,565	323,978
Trademarks and brands, net	275,480	64,214
Customer and distributor relationships, net	182,731	109,887
Core technologies, net	25,136	4,879
Other assets	11,525	10,054
Total assets	$2,242,298	$1,618,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104,150	$131,160
Accrued expenses	103,400	127,729
Total current liabilities	207,550	258,889
Line of credit	370,000	200,000
Long-term debt, less current portion	373,528	—
Other liabilities	69,459	38,061
Total liabilities	1,020,537	496,950
Commitments and contingent liabilities (Refer to Note 12. Commitments and Contingent Liabilities)
Stockholders’ equity
Preferred stock, $0.001 par value — 0 authorized and no shares issued or outstanding as of December 29, 2023 and December 30, 2022	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,844 shares issued and 41,954 outstanding as of December 29, 2023; 43,160 shares issued and 42,270 outstanding as of December 30, 2022	42	42
Additional paid-in capital	348,346	356,239
Treasury stock, at cost; 890 common shares as of December 29, 2023 and December 30, 2022	(13,754)	(13,754)
Accumulated other comprehensive income	9,041	14,782
Retained earnings	878,086	764,077
Total stockholders’ equity	1,221,761	1,121,386
Total liabilities and stockholders’ equity	$2,242,298	$1,618,336
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net sales	$1,464,178	$1,602,491	$1,299,064
Cost of sales	999,366	1,071,148	866,732
Gross profit	464,812	531,343	432,332
Operating expenses:
General and administrative	124,582	116,103	97,241
Sales and marketing	100,451	90,801	70,925
Research and development	53,179	56,205	46,567
Amortization of purchased intangibles	26,509	21,537	20,685
Total operating expenses	304,721	284,646	235,418
Income from operations	160,091	246,697	196,914
Interest expense	19,320	8,939	8,162
Other expense, net	2,108	3,994	371
Income before income taxes	138,663	233,764	188,381
Provision for income taxes	17,817	28,486	24,563
Net income	$120,846	205,278	163,818
Earnings per share:
Basic	$2.86	$4.86	$3.90
Diluted	$2.85	$4.84	$3.87
Weighted-average shares used to compute earnings per share:
Basic	42,305	42,232	42,022
Diluted	42,432	42,384	42,366
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net income	$120,846	$205,278	$163,818
Other comprehensive (loss) income
Interest rate swap
Change in net unrealized gain, net of tax effects of $(1,303), $4,226, and $(1,130), respectively	(473)	18,001	3,692
Less: reclassification of net gain on interest rate swap to net earnings	(6,775)	(3,177)	(48)
Net change, net of tax effects	(7,248)	14,824	3,644
Foreign currency translation adjustments, net of tax effects of $0, $0, and $673, respectively	1,507	(4,918)	164
Other comprehensive (loss) income	(5,741)	9,906	3,808
Comprehensive income	$115,105	$215,184	$167,626
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance - January 1, 2021	42,692	$42	890	$(13,754)	$336,834	$1,068	$394,981	$719,171
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	318	—	—	—	(7,050)	—	—	(7,050)
Stock-based compensation expense	—	—	—	—	14,335	—	—	14,335
Other comprehensive income	—	—	—	—	—	3,808	—	3,808
Net income	—	—	—	—	—	—	163,818	163,818
Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	150	—	—	—	(4,231)	—	—	(4,231)
Stock-based compensation expense	—	—	—	—	16,351	—	—	16,351
Other comprehensive income	—	—	—	—	—	9,906	—	9,906
Net income	—	—	—	—	—	—	205,278	205,278
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	112	—	—	—	(6,195)	—	—	(6,195)
Stock-based compensation expense	—	—	—	—	16,465	—	—	16,465
Purchase and retirement of common stock	(428)	—	—	—	(18,163)	—	(6,837)	(25,000)
Other comprehensive income	—	—	—	—	—	(5,741)	—	(5,741)
Net income	—	—	—	—	—	—	120,846	120,846
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$120,846	$205,278	$163,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,603	49,242	43,426
Provision for inventory reserve	6,184	8,923	3,916
Stock-based compensation	16,465	16,351	13,914
Amortization of acquired inventory step-up	13,008	—	—
Amortization of loan fees	905	1,086	1,631
Write off of unamortized loan origination fees	—	1,927	—
Amortization of deferred gains on prior swap settlements	(4,252)	(3,177)	(48)
(Gain) Loss on disposal of property and equipment	1,492	(1,740)	(96)
Deferred taxes	(7,867)	(18,445)	(17,096)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	64,527	(63,957)	(20,230)
Inventory	31,613	(87,460)	(150,448)
Income taxes	(19,094)	8,717	26,789
Prepaids and other assets	(38,180)	18,132	(34,509)
Accounts payable	(44,029)	40,493	10,304
Accrued expenses and other liabilities	(21,478)	11,724	21,813
Net cash provided by operating activities	178,743	187,094	63,184
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(701,112)	(714)	(51,881)
Acquisition of other assets	(2,432)	(3,500)	—
Purchases of property and equipment	(46,852)	(43,701)	(54,846)
Proceeds from sale of property and equipment	—	3,180	1,781
Net cash used in investing activities	(750,396)	(44,735)	(104,946)
FINANCING ACTIVITIES:
Proceeds from line of credit, net of origination fees	400,000	602,356	37,931
Payments on line of credit	(230,000)	(404,336)	(37,931)
Proceeds from issuance of debt, net of origination fees	393,528	—	—
Repayment of term debt	—	(382,500)	(12,500)
Prepayment of term debt	(20,000)	—	—
Purchase and retirement of common stock	(25,000)	—	—
Installment on purchase of non-controlling interest	—	(2,700)	(4,550)
Repurchases from stock compensation program, net	(6,195)	(4,231)	(7,050)
Deferred debt issuance costs	(3,354)	—	—
Proceeds from termination of swap agreement	—	12,270	324
Net cash provided by (used in) financing activities	508,979	(179,141)	(23,776)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,066	2,346	(540)
CHANGE IN CASH AND CASH EQUIVALENTS	(61,608)	(34,436)	(66,078)
CASH AND CASH EQUIVALENTS—Beginning of year	145,250	179,686	245,764
CASH AND CASH EQUIVALENTS—End of year	$83,642	$145,250	$179,686
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
SUPPLEMENTAL CASH FLOW INFORMATION:	December 29, 2023		December 30, 2022	December 31, 2021
Cash paid during the period for:
Income taxes	$44,655		$37,493	$14,980
Interest, net of capitalized interest	$21,147		$9,922	$6,384
Amounts included in the measurement of lease liabilities	$14,009		$10,499	$8,747
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$54,949	(1)	$21,167	$20,289
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$977		$2,049	$3,491
(1) Includes new leases executed in the United States of America “U.S.” and acquired lease right-of-use assets from Custom Wheel House and Marucci.
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements
December 29, 2023
(in thousands, except per share amounts)
1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies
Fox Factory Holding Corp. (the “Company”) designs, engineers, manufactures and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Some of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”), while others are distributed to consumers through a global network of dealers and distributors and retailers.
Throughout this Annual Report on Form 10-K, unless stated otherwise or as the context otherwise requires, the “Company,” “FOX,” “Fox Factory,” “we,” “us,” “our,” and “ours” refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”).
Fiscal Year Calendar - The Company operates using a 52-53-week fiscal year calendar ending on the Friday nearest to December 31. Therefore, the financial results of certain fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. For the fiscal years 2023, 2022 and 2021, the Company’s fiscal year ended on December 29, 2023, December 30, 2022 and December 31, 2021 and each had 52 weeks.
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
Foreign currency transaction losses of $1,465, $3,377, and $455 for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively, are included as a component of other income or expense.
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
December 29, 2023
(in thousands, except per share amounts)
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
The following table presents the activity in the allowance for credit losses:

	For the fiscal years ended
Allowance for credit losses:	December 29, 2023	December 30, 2022	December 31, 2021
Balance, beginning of year	$443	$410	$663
Add: bad debt expense (benefit)	907	446	(14)
Less: write-offs, net of recoveries	(192)	(413)	(239)
Balance, end of year	$1,158	$443	$410
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of December 29, 2023 the Company held $58,979 in cash at U.S. subsidiaries and $24,663 at subsidiaries outside the U.S. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	December 29, 2023	December 30, 2022
Customer A	18%	14%
No other customers were individually significant in any of these periods presented.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 29%, 34%, and 32% of its product components for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively, from ten vendors. As of December 29, 2023 and December 30, 2022, amounts due to these vendors represented 20% and 38% of accounts payable, respectively.
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
December 29, 2023
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
Internal-use Computer Software Costs - Costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. The Company capitalized $5,254 in internal use computer software costs during the year ended December 29, 2023. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
Impairment of Long-lived Assets - The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 29, 2023, December 30, 2022 and December 31, 2021.
Business Combinations - The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets acquired, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, the Company records adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of income.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2023 at which time we had a single reporting unit for purposes of assessing goodwill impairment. No impairment charges have been incurred to date.
Intangible assets including customer relationships, certain trademarks, and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Certain trademarks and brands are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended December 29, 2023, December 30, 2022 and December 31, 2021.
Self-Insurance - The Company is self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of December 29, 2023 and December 30, 2022 are $2,203 and $1,988 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
Revenue Recognition - Revenues are generated from the sale of performance-defining products and systems to customers worldwide. The Company’s performance-defining products and systems are solutions that improve performance of powered vehicles, bikes, and baseball and softball gear and equipment. Powered vehicles include side-by-sides, on-road vehicles with off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles.
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on Stellantis vehicle chassis, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floorplan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from our Outside Van subsidiary generally include the vehicle chassis, of which the Company has the risks and rewards of ownership and are recognized over-time as work is performed based on actual costs incurred.
We elected as a practical expedient to not capitalize the incremental costs to obtain contracts with customers since the amortization period would have been one year or less.
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
December 29, 2023
(in thousands, except per share amounts)
costs for facilities, depreciation and other manufacturing overhead. Additionally, it includes stock-based compensation for personnel directly involved with manufacturing the Company’s product offerings.
Shipping and Handling Fees and Costs - The Company includes shipping and handling fees billed to customers in sales. Shipping costs associated with freight are capitalized as part of inventory and included in cost of sales as products are sold.
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
Stock-Based Compensation - The Company measures stock-based compensation for all stock-based awards, including stock options and RSUs, based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company does not estimate forfeitures in recognizing stock-based compensation expense. The fair value of the RSUs is equal to the fair value of the Company’s common stock on the grant date of the award.
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
The Company accounts for global intangible low-taxed income (“GILTI”) in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended December 29, 2023 was partially offset by foreign tax credits associated with the income.
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.
Advertising - Advertising costs are expensed as incurred and recorded as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $6,717, $4,813, and $2,741 for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively.
Warranties - The Company offers limited warranties on its products generally for one to three years. The Company recognizes estimated costs related to warranty activities as a component of cost of sales upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
Segments - The Company determined that it has a single operating and reportable segment: manufacturing, sale and service of performance-defining products. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Reclassifications - We reclassified certain prior period amounts within our consolidated statements of other comprehensive income, consolidated statements of cash flows, and Note 2 - Revenues for the years ended December 30, 2022 and December 31, 2021 to conform to our current year presentation. The reclassifications did not have any impact on net income or other major financial statement line items.
Fair Value Measurements and Financial Instruments - The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 820, Fair Value Measurements and Disclosures, that requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. As of December 29, 2023, amounts owed under the Company’s 2022 Credit Facility - Incremental Term A Loan approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
Certain Significant Risks and Uncertainties - The Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, disruptions in the operations of its or its customers’ facilities, or along its global supply chain, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
International geopolitical conflicts, including continuing tensions between Taiwan and China, the Russian invasion of Ukraine, and the Israel-Palestine conflict on the global economy, energy supplies and raw materials may prove to negatively impact the Company’s business and operations.
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
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company adopted the interim disclosure requirements, as applicable, during the first quarter of 2023 and adopted the annual disclosure requirements, except for the annual rollforward, in this 2023 Annual Report on Form 10-K. The Company expects to adopt the annual rollforward requirement in our 2024 Annual Report on Form 10-K. Refer to the “Bailment Pool Arrangements” section within Note 12 - Commitments and Contingencies for further details of this adoption.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
2. Revenues
In the second quarter of fiscal year 2023, the Company realigned its Powered Vehicles Group into the Powered Vehicles Group and the Aftermarket Applications Group to be more aligned with the Company’s end customers and drive additional focus on product development. The new Powered Vehicles Group is comprised of sales to original equipment off-road and power sports manufacturers and aftermarket businesses that sell shocks directly to dealers and distributors. The Aftermarket Applications Group is comprised of aftermarket businesses that offer custom vehicle shock, tuning, suspension, lift kit, upfitting, and wheel and tire solutions for automotive and power sports enthusiasts. All prior-period amounts have been recast to conform with the current period presentation. The following table summarizes total net sales by product category:

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
Powered Vehicle Group	$523,862	$432,388	$360,711
Aftermarket Applications Group	551,143	489,132	359,318
Specialty Sports Group	389,173	680,971	579,035
Total net sales	$1,464,178	$1,602,491	$1,299,064
The following table summarizes total net sales by sales channel:

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
OEM	$725,232	$909,550	$718,000
Aftermarket	738,946	692,941	581,064
Total net sales	$1,464,178	$1,602,491	$1,299,064
The following table summarizes total net sales generated by geographic location of the customer:

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
North America	$1,127,587	$1,009,203	$811,312
Europe	187,762	320,545	230,491
Asia	125,488	252,275	241,033
Rest of the World	23,341	20,468	16,228
Total net sales	$1,464,178	$1,602,491	$1,299,064
Remaining performance obligations represent the transaction price of contracts, generally considered to be the customer's purchase order, for which work has not been performed or has been partially performed. The Company elected to exclude remaining performance obligations with an original expected duration of one year or less. Revenue expected to be recognized from remaining performance obligations as of December 29, 2023 for contracts with a duration more than one year was approximately $1,534, all of which is expected to be recognized during fiscal years 2025 to 2027.

3. Inventory
Inventory consisted of the following:

	December 29, 2023	December 30, 2022
Raw materials	$217,888	$247,441
Work-in-process	8,813	9,959
Finished goods	145,140	93,220
Total inventory	$371,841	$350,620

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	December 29, 2023	December 30, 2022
Prepaid chassis deposits	$108,866	$74,013
Advanced payments and prepaid contracts	14,025	13,598
Other current assets	18,621	13,753
Total prepaids and other assets	$141,512	$101,364

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
5. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	December 29, 2023	December 30, 2022
Machinery and manufacturing equipment	$149,502	$122,748
Building and building improvements	77,998	73,594
Internal-use computer software	35,518	30,290
Information systems, office equipment and furniture	26,972	21,655
Leasehold improvements	38,115	20,078
Transportation equipment	15,505	12,450
Land and land improvements	14,692	14,493
Total property, plant and equipment	358,302	295,308
Less: accumulated depreciation and amortization	(121,110)	(93,093)
Total property, plant and equipment, net	$237,192	$202,215
Depreciation expense was $32,094, $27,705, and $22,741 for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively, including $2,916, $3,787, and $2,492 of internal-use software amortization for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively. The Company capitalized $5,254, $4,683, and $5,847 in internal use computer software costs during the years ended December 29, 2023, December 30, 2022, and December 31, 2021, respectively.
The following table summarizes the allocation of depreciation expense in the accompanying consolidated statements of income:

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
Cost of sales	$15,040	$13,741	$11,656
General and administrative	13,098	11,003	8,780
Research and development	2,916	2,441	2,080
Sales and marketing	1,040	520	225
Total depreciation expense	$32,094	$27,705	$22,741

The Company’s long-lived assets by geographic location are as follows:

	December 29, 2023	December 30, 2022
United States	$198,033	$166,544
International	39,159	35,671
Total long-lived assets	$237,192	$202,215

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
6. Leases
The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from under one year to twenty years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the leases within one year. Certain leases are subject to annual escalations as specified in the lease agreements. The Company considered these options in determining the lease term used to establish its right-of-use assets and lease liabilities. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company’s leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company’s operating leases was 9.26 years and the weighted-average incremental borrowing rate was 3.30% as of December 29, 2023.
Operating lease costs consisted of the following:

	For the fiscal years ended
	December 29, 2023	December 30, 2022	December 31, 2021
Operating lease cost	$15,656	$11,209	$9,124
Other lease costs (1)	3,846	3,638	1,122
Total lease costs	$19,502	$14,847	$10,246

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	December 29, 2023
Operating lease right-of-use assets	Lease right-of-use assets	$84,317
Current lease liabilities	Accrued expenses	$14,115
Non-current lease liabilities	Other liabilities	$69,237

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

For fiscal year	Total future payments
2024	$16,600
2025	13,887
2026	11,528
2027	8,510
2028	8,013
Thereafter	42,438
Total lease payments	100,976
Less: imputed interest	(17,624)
Present value of lease liabilities	83,352
Less: current portion	(14,115)
Lease liabilities less current portion	$69,237

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
7. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
December 29, 2023
Trademarks and brands, subject to amortization	$226,563	$(6,653)	$219,910	14
Customer and distributor relationships	290,518	(107,787)	182,731	12
Core technologies	61,439	(36,303)	25,136	10
Total	$578,520	$(150,743)	427,777
Trademarks and brands, not subject to amortization			55,570
Total			$483,347
December 30, 2022
Trademarks and brands, subject to amortization	$12,443	$(3,799)	$8,644	9
Customer and distributor relationships	195,910	(86,023)	109,887	10
Core technologies	39,291	(34,412)	4,879	8
Total	$247,644	$(124,234)	123,410
Trademarks and brands, not subject to amortization			55,570
Total			$178,980
The following table summarizes the amortization of intangible assets in the accompanying consolidated statements of income:

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Amortization of intangibles	$26,509	$21,537	$20,685
Future amortization expense for finite-lived intangibles as of December 29, 2023 is as follows:

For fiscal year:	Amortization Expense
2024	$43,611
2025	40,976
2026	40,425
2027	39,191
2028	36,737
Thereafter	226,837
Total expected future amortization	$427,777

Goodwill activity consisted of the following:
Balance as of December 30, 2022	$323,978
Acquisitions (Refer to Note 18. Acquisitions)	312,567
Currency translation and other adjustments	20
Balance as of December 29, 2023	$636,565

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
8. Accrued Expenses
Accrued expenses consisted of the following:

	December 29,	December 30,
	2023	2022
Payroll and related expenses	$17,988	$38,193
Income tax payable	21,743	40,701
Warranty	20,001	17,071
Current portion of lease liabilities	14,115	10,314
Accrued sales rebate	11,885	8,693
Other accrued expenses	17,668	12,757
Total accrued expenses	$103,400	$127,729
Activity related to warranties is as follows:

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Beginning warranty liability	$17,071	$15,510	$9,835
Charge to cost of sales	16,114	11,387	13,603
Fair value of warranty assumed in acquisition	391	—	150
Costs incurred	(13,575)	(9,826)	(8,078)
Ending warranty liability	$20,001	$17,071	$15,510

9. Related Party Transactions
On July 22, 2020, the Company, pursuant to a stock purchase agreement with Flagship, Inc., purchased the remaining 20% interest of FF US Holding Corp. for $24,975 payable in a combination of stock and cash. The cash and stock portions were settled in quarterly installments through July 2022. Refer to Note 12. Commitments and Contingent Liabilities for additional details of this agreement.
On March 3, 2023, the Company acquired all of the outstanding equity interest of Custom Wheel House. Custom Wheel House has building leases for its office facilities in California. The buildings are owned by the former owner of Custom Wheel House, who is now an employee of the Company. Rent expense under these leases was $600 for the year ended December 29, 2023.

10. Debt
Prior Credit Facility
In June 2019, the Company entered into a credit facility with Bank of America and other named lenders, which was periodically amended and restated and/or amended. The credit facility was amended and restated on March 11, 2020, and further amended on June 19, 2020, June 11, 2021 and December 16, 2021 (as amended, the “Prior Credit Facility”). The Prior Credit Facility (which was terminated on April 5, 2022 and replaced with the 2022 Credit Facility (as discussed below)), would have matured on March 11, 2025, and provided a senior secured revolving line of credit with a borrowing capacity of $250,000 and a term loan of $400,000. The term loan was subject to quarterly amortization payments.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
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
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the Amendment amending the 2022 Credit Facility. The Amendment provided the Company with the Incremental Term A Loan in an amount of $400,000 and the Delayed Draw Term Loan in an amount of $200,000, each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan is available to the Company for up to six months commencing on December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
The Company paid $10,063 in debt issuance costs, of which $6,709 were allocated to the Term A Loan and $3,354 were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Term A Loan are amortized using the interest method over the term of the Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt is drawn. Upon the drawing of the Delayed Draw Term Loan, the fees will be reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
At December 29, 2023, the one-month SOFR and three-month SOFR rates were 5.34% and 5.36%, respectively. At December 29, 2023, our weighted-average interest rate on outstanding borrowing was 6.97%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of December 29, 2023.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
The following table summarizes the line of credit under the 2022 Credit Facility:

	December 29,	December 30,
	2023	2022
Amount outstanding	$370,000	$200,000
Standby letters of credit	$—	$—
Available borrowing capacity	$280,000	$450,000
Total borrowing capacity	$650,000	$650,000
Maturity date	April 5, 2027	April 5, 2027

As of December 29, 2023, future principal payments for long-term debt, including the current portion, as summarized as follows:

For fiscal year	December 29, 2023
2024	$—
2025	20,000
2026	20,000
2027	340,000
Total	$380,000
Debt issuance cost	(6,472)
Long-term debt, net of issuance cost	373,528
Less: current portion	—
Long-term debt less current portion	$373,528
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
As of December 29, 2023 and December 30, 2022, the Company had the following interest rate swap contracts:

			December 29,	December 30,
			2023	2022
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$104	$189
July 2, 2021	April 5, 2022	$200,000	5,013	9,180
April 5, 2022	April 5, 2027	$100,000	3,394	5,087
Total			$8,511	$14,456

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
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
The 2022 Swap Agreement has a maturity date of April 5, 2027 and is indexed to a three-month Term SOFR (as defined in the 2022 Swap Agreement). The 2022 Swap Agreement met the criteria as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”), and is recorded to other assets or other liabilities on the Consolidated Balance Sheets. Refer to Note 16. Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the Consolidated Statements of Income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The unrealized gains and losses, net of tax, deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the years ended December 29, 2023, December 30, 2022, and December 31, 2021 were a loss of $473, and gains of $18,001 and $3,692, respectively. The reclassifications of gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the years ended December 29, 2023, December 30, 2022 and December 31, 2021 were $6,775, $3,177 and $48, respectively.
Over the next twelve months, the Company expects to recognize $7,279 of the $8,511 of unrealized gains currently included in accumulated other comprehensive income as an offset to interest expense.

12. Commitments and Contingent Liabilities
Indemnification Agreements - In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s results of operations, financial position or liquidity.
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
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. The complaint has not yet been served. The complaint purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements and omissions to investors regarding demand for the Company’s products and inventory levels. The complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The case is in preliminary stages, and the Company anticipates filing a motion to dismiss all claims.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Chrysler to obtain truck chassis. For Chrysler chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises and records the chassis within prepaids and other current assets on the consolidated balance sheets until the chassis is transferred to the dealer customer’s floorplan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company entered into floorplan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of trucks based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis, and accordingly it does not recognize an asset. or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the consolidated statements of cash flows.
At December 29, 2023 and December 30, 2022, the Company had utilized $9,036 and $2,634 out of a maximum of $49,400 and $26,200 of Ford allocation of chassis, respectively, and $11,362 and $67,149, respectively, out of a maximum of $100,000 GM allocation of chassis. The company incurred $4,760 of interest expense related to chassis on hand during the year ended December 29, 2023.
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the “Call Option”) to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments beginning in July 2020 through July 2022, which amounted to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company had no remaining liability as of December 29, 2023. The stock portion of 136 shares were released from escrow on a quarterly basis starting January 2021 through July 2022. The Company released 58 and 78 shares during the years ended December 30, 2022 and December 31, 2021, respectively. The Company had no remaining shares to be released as of December 29, 2023. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

13. Stockholders’ Equity
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
During the fiscal year ended December 29, 2023, the Company repurchased approximately 428 shares for $25,000, at an average price of $58.44. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per shares. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings. As of December 29, 2023, authorized repurchases of $275,000 remain available to the Company.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
Equity Incentive Plans
The Company has outstanding awards under the following equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”), the 2008 Non-Statutory Stock Option Plan (the “2008 Non-Statutory Plan”) and the 2013 Omnibus Plan (the “2013 Plan”). On February 23, 2022, the Board of Directors, upon recommendation of the Compensation Committee approved the 2022 Omnibus Plan (the “2022 Plan”), which replaced the 2013 Plan. All remaining available shares under the 2013 Plan were rolled into the 2022 Plan and made available for issuance. No further awards will be granted pursuant to the 2008 Plan or the 2008 Non-Statutory Plan. Under the 2022 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance units and/or performance shares.
The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to ten years and expire no later than ten years from the date of grant. RSUs generally vest over a three to four-year period with equal annual installments beginning at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of December 29, 2023, there were 3,367 shares available for issuance under the 2022 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.
Stock-Based Compensation
Compensation expense related to the Company’s share-based awards for the fiscal years ended December 29, 2023, December 30, 2022, and December 31, 2021 was $16,465, $16,351, and $13,914, respectively, all of which related to RSUs and performance share units (“PSUs”). No compensation expense related to stock options was incurred during the fiscal years ended December 29, 2023, December 30, 2022, and December 31, 2021.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Cost of sales	$1,179	$957	$710
Sales and marketing	1,501	924	803
Research and development	1,175	946	944
General and administrative	12,610	13,524	11,457
Total	$16,465	$16,351	$13,914
As of January 1, 2021, $421 of stock-based compensation expense related to our executive bonus plan was included in Accrued Expenses on the Consolidated Balance Sheets. This amount was recognized as additional paid in capital during the year ended December 31, 2021 upon the issuance of the underlying restricted stock units.
Stock-based compensation expense capitalized to inventory was not material for the years ended December 29, 2023, December 30, 2022 and December 31, 2021.
Restricted Stock Units
The Company grants both time-based and performance-based stock awards, which also include a time-based vesting feature. Compensation expense for time-based stock awards is measured at the grant date based on the closing market price of the Company’s common stock and recognized ratably over the vesting period.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 1, 2021	450	$50.12
Granted	89	$149.08
Canceled	(24)	$56.21
Vested	(177)	$49.17
Unvested at December 30, 2021	338	$76.30
Granted	142	$95.34
Canceled	(17)	$97.00
Vested	(166)	$73.14
Unvested at December 30, 2022	297	$87.05
Granted	135	$109.23
Canceled	(44)	$90.91
Vested	(141)	$83.97
Unvested at December 29, 2023	247	$100.21
The fair value of vested RSUs was $15,516, $15,140 and $27,213 for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively. As of December 29, 2023, the Company had approximately $15,203 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.79 years.
Performance Stock Units
During the year ended December 29, 2023, the Company issued PSUs to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a 3 year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
The following table summarizes the activity for the Company’s unvested PSUs for the year ended December 29, 2023:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 2021	—	$—
Granted	29	$141.46
Unvested at December 31, 2021	29	$141.46
Granted	37	$120.90
Canceled	(4)	$126.73
Vested	(14)	$141.46
Unvested at December 30, 2022	48	$126.69
Granted	45	$114.04
Canceled	(10)	$120.08
Vested	(13)	$141.57
Unvested at December 29, 2023	70	$116.54
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $9,040 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.59 years.
Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at January 1, 2021	225	$5.37	2	$22,593
Options exercised	(192)	$5.41		$25,751
Balance at December 31, 2021	33	$5.16	2	$5,389
Options exercised	(33)	$5.16		$2,470
Balance at December 30, 2022	—	$—	0	$—
Options exercised	—	$—		$—
Balance at December 29, 2023	—	$—	0	$—
Options vested and expected to vest - December 29, 2023	—	$—	0	$—
Options exercisable - December 29, 2023	—	$—	0	$—
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on NASDAQ and the exercise price of outstanding, in-the-money options. As of December 30, 2022, stock-based compensation expense related to stock options has been fully recognized.
During the years ended December 30, 2022 and December 31, 2021, 33, and 192 shares of common stock, respectively, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $169, and $1,042, respectively.

14. Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing net income attributable to Fox stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of restricted stock units, which are reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted earnings per share:

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Net income attributable to FOX stockholders	$120,846	$205,278	$163,818

Weighted average shares used to compute basic earnings per share	42,305	42,232	42,022
Dilutive effect of employee stock plans	127	152	344
Weighted average shares used to compute diluted earnings per share	42,432	42,384	42,366
Earnings per share:
Basic	$2.86	$4.86	$3.90
Diluted	$2.85	$4.84	$3.87
The Company excluded 12 and 20 shares from the calculation of diluted earnings per share for the years ended December 29, 2023 and December 30, 2022 as these shares would have been antidilutive. No potentially antidilutive shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2021.

15. Income Taxes
Provision for Income Taxes
The components of income tax expense are as follows:

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Current:
Federal	$14,427	$33,622	$30,698
State	5,404	4,372	(138)
Foreign	5,850	11,964	8,617
Total current	25,681	49,958	39,177
Deferred:
Federal	(4,782)	(17,447)	(14,447)
State	(2,693)	(2,837)	(23)
Foreign	(389)	(1,188)	(144)
Total deferred	(7,864)	(21,472)	(14,614)
Provision for income taxes	$17,817	$28,486	$24,563

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
The Company’s income before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
United States	$114,128	$197,640	$149,238
Foreign	24,535	36,124	39,143
Total income before provision for income taxes	$138,663	$233,764	$188,381
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
Foreign derived income benefit	(4.4)	(6.6)	(5.8)
Research and development tax credit	(3.8)	(2.9)	(1.1)
Federal return to provision	(2.2)	1.0	0.4
Stock-based compensation	(0.2)	(0.5)	(5.0)
State taxes, net of federal benefit	0.8	0.6	1.9
Change in liability for unrecognized tax benefits	0.7	—	(1.4)
Executive compensation deduction limitation	0.6	0.8	1.2
Valuation allowance on foreign tax credits	—	(3.8)	1.1
Foreign withholding taxes, net of foreign tax credits	—	1.1	—
Other	0.3	1.5	0.7
Effective tax rate	12.8%	12.2%	13.0%

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
Deferred Income Taxes

	December 29,	December 30,
	2023	2022
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$51,232	$47,779
Capitalized research & development	23,778	16,502
Lease liability	16,597	6,077
Inventory	9,673	8,222
Accrued liabilities	7,299	7,146
Net operating losses	3,226	—
Research and development tax credits	2,402	3,963
Interest rate swap	2,010	3,313
Stock-based compensation	385	(121)
Other	2,629	1,273
Total deferred tax asset	119,231	94,154
Valuation allowance	(693)	(280)
Net deferred tax asset	118,538	93,874
Deferred tax liabilities:
Intangible assets	(65,090)	(23,078)
Lease Right-of-use-asset	(17,117)	(6,232)
Depreciation	(12,192)	(5,583)
Other	(2,842)	(1,642)
Total deferred tax liability	(97,241)	(36,535)
Net deferred tax asset	$21,297	$57,339
As of December 29, 2023, the Company had foreign tax credits of $51,232 that begin to expire in 2026, unless previously utilized.
As of December 29, 2023, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. For the year ended December 29, 2023, the valuation allowance increased by $413 due to a taxable loss at the Company’s UK subsidiary. There was no valuation allowance for foreign tax credits as of December 29, 2023. It is reasonably possible that the company could record a material adjustment to the valuation allowance in the next twelve months. An estimate of the range cannot be made.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
Unrecognized Tax Benefits

	For the fiscal years ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Balance - beginning of period	$119	$228	$3,150
Increase related to current year tax positions	1,274	—	—
Decrease related to prior year tax positions	(119)	(109)	(2,923)
Increase (decrease) due to expiration of statute of limitations	—	—	1
Balance - end of period	$1,274	$119	$228
As of December 29, 2023, the Company had $1,274 of unrecognized tax benefits related to certain state tax positions. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that significant changes in the unrecognized tax benefit may occur within the next twelve months, including settlement of the full amount with the taxing authority.
The Company’s 2019 and forward federal tax returns, state tax returns from 2017 and forward, and foreign tax returns from 2019 and forward are subject to examination by tax authorities.

16. Fair Value Measurements and Financial Instruments
The FASB’s Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
The following table presents the Company’s hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	December 29, 2023				December 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$3,394	$—	$3,394	$—	$5,087	$—	$5,087
Total assets measured at fair value	$—	$3,394	$—	$3,394	$—	$5,087	$—	$5,087
Liabilities:
Incremental Term A Loan	$—	$373,528	$—	$373,528	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$373,528	$—	$373,528	$—	$—	$—	$—
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended December 29, 2023, and December 30, 2022.
As of December 29, 2023, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term A Loan approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
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

17. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $3,873, $3,649, and $2,655 for each of the years ended December 29, 2023, December 30, 2022 and December 31, 2021, respectively.

18. Acquisitions
Acquisition of Sola Sport Pty Ltd.
On May 21, 2021, the Company, through its wholly owned subsidiary, Fox Factory Australia Pty Ltd., acquired substantially all the assets of Sola Sport Pty Ltd. for $486. The acquisition was not material to the Company’s financial statements.
Acquisition of Outside Van
On May 25, 2021, the Company, through its wholly owned subsidiary, SCA, acquired 100% of the issued and outstanding stock of Manifest Joy LLC, d/b/a Outside Van (“Outside Van”), a custom van conversion company. The total purchase price of $15,275, net of cash acquired, was allocated to the net liabilities assumed of $1,057, identifiable intangibles assets of $5,560 and goodwill acquired of $10,772 based on their respective fair values as of May 25, 2021, with the excess purchase price allocated to goodwill. The Company will amortize the acquired customer relationship and trade name assets over their expected useful lives of 1 and 10 years, respectively. This purchase was accounted for as a business combination and was not material to the Company’s financial statements.
Acquisition of Shock Therapy Suspension, Inc.
On December 30, 2021, the Company, through its wholly owned subsidiary, Shock Therapy Suspension, Inc., acquired substantially all the assets of Shock Therapy LLC (“STS”), for $36,834, net of cash acquired. STS is a premier suspension tuning company in the off-road industry, with headquarters in Phoenix, Arizona. This purchase price of STS is allocated to the net assets assumed of $5,244, identifiable intangible assets of $7,086 and goodwill acquired of $24,504, based on their respective fair values as of December 30, 2021. The Company will amortize the acquired non-compete and trade name assets over their expected useful lives of 5 and 10 years, respectively. The acquired goodwill represents the value of combining operations of STS and the Company, and is expected to be deductible for tax purposes. This purchase was accounted for as a business combination and was not material to the Company’s financial statements.
Acquisition of Custom Wheel House
On February 17, 2023 the Company entered into a Securities Purchase Agreement with CWH Holdco, LLC (“CWH”), CWH Blocker Corp., (“Blocker”), Thompson Street Capital Partners V, L.P., and each other member of CWH to purchase all of the outstanding equity of Blocker, and thereafter Blocker acquired all of the outstanding equity interest of CWH. CWH is the parent company of Custom Wheel House, LLC. Custom Wheel House is a designer, marketer, and distributor of high-performance wheels, performance off-road tires, and accessories, including the premier flagship brand Method Race Wheels. The Company believes that this acquisition will be complementary to its upfitting businesses and will help to expand its product offerings. This acquisition was financed through the Company’s existing 2022 Credit Facility. The acquisition was closed on March 3, 2023 and accounted for as a business combination.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
The purchase price of Custom Wheel House is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 3, 2023 with the excess purchase price allocated to goodwill. The weighted average amortization period of the total acquired intangible assets was 11 years. The weighted average amortization periods of the acquired trade name, customer relationship and core technology assets were 12, 7, and 10 years, respectively. The acquired goodwill represents the value of combining operations of Custom Wheel House and the Company, $25,000 of which is deductible for tax purposes. During the year ended December 29, 2023, the Company finalized the purchase price allocation and recorded adjustments to net assets of $7,291, identified intangible assets of $4,247, and goodwill of $10,693.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Acquisition consideration
Cash consideration	$129,784
Total consideration at closing	$129,784

Fair market values
Inventory	$23,266
Other current assets	3,109
Property, plant and equipment	3,529
Lease right-of-use assets	4,718
Trademarks and brands	36,397
Customer and distributor relationships	10,808
Core technologies	1,548
Goodwill	67,610
Total assets acquired	$150,985

Accounts payable and accrued expenses	$10,783
Current portion of lease liabilities	1,693
Lease liabilities	3,024
Deferred taxes	5,701
Total liabilities assumed	$21,201
Purchase price allocation	$129,784
The Company incurred $1,001 of transaction costs related to the acquisition of Custom Wheel House during the year ended December 29, 2023. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income.
The results of operations for Custom Wheel House have been included in the Company's consolidated statements of income since the closing date of the acquisition on March 3, 2023. The total revenue and pre-tax net loss for Custom Wheel House for the year ended December 29, 2023 amounted to $65,558 and $1,630, respectively.
The following unaudited pro forma financial information shows the combined results of operations of the Company and Custom Wheel House, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory and property, plant and equipment valuation step-ups, interest expense on the revolving credit facility used to finance the transaction, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 21%. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on Custom Wheel House’s net income. The pro forma results for the years ended December 29, 2023 and December 30, 2022 do not include transaction costs associated with the acquisition or transaction success bonuses as these were removed for pro forma purposes. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)

	For the fiscal years ended
	December 29, 2023	December 30, 2022
Pro forma sales	$1,475,574	$1,684,375
Pro forma net income attributable to FOX stockholders	$118,341	$206,152
Acquisition of Marucci Sports LLC
On November 14, 2023, the Company, through Fox Factory, Inc., acquired 100% of the issued and outstanding stock of Wheelhouse Holdings Inc. ("Wheelhouse") from Compass Group Diversified Holdings LLC for $567,194, net of cash acquired. Wheelhouse is the parent company of Marucci, which is an industry-leading designer, manufacturer, and distributor of premium performance baseball, softball, and other sports-related products. Marucci also develops and licenses franchises for sports training facilities, and its customer base is primarily located in the United States and certain international markets. The Company believes the acquisition advances FOX’s position as a diversified provider of market-leading branded products with a proven ability to win over both professional athletes and passionate consumer bases, while positioning the combined company for future profitable growth. This transaction was accounted for as a business combination.
The purchase price of Marucci has been preliminary allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 14, 2023 with the excess purchase price allocated to goodwill. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

Acquisition consideration
Cash consideration, net of cash acquired	$567,092
Due to sellers	102
Total consideration at closing	$567,194

Fair market values
Accounts receivable	$31,268
Inventory	44,972
Prepaid and other current assets	1,256
Property, plant and equipment	19,065
Lease right-of-use assets	9,423
Trademarks and brands	174,700
Customer and distributor relationships	83,800
Core technologies	20,600
Goodwill	244,790
Other assets	583
Total assets acquired	$630,457

Accounts payable	$6,995
Accrued expenses	10,512
Other current liabilities	1,854
Deferred Taxes	36,914
Other liabilities	6,988
Total liabilities assumed	$63,263
Purchase price allocation	$567,194

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)
The gross contractual accounts receivable acquired in the acquisition was $32,455, of which $1,187 was not expected to be collected.
The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of November 14, 2023, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The Company incurred $3,126 of acquisition costs in conjunction with the Marucci acquisition during the year ended December 29, 2023. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income. Additional debt issuance costs of $6,709 were incurred in association with financing the transaction and will be amortized over the term of the Incremental Term Loan A. Refer to Note Note 10 - Debt for further details.
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $244,790 reflects the strategic fit of Marucci with the Company’s operations. The weighted average amortization period of the total acquired intangible assets was 16 years. The weighted average amortization periods of the customer and distributor relationship, trade name and trademark, and developed technology assets were 18, 15, and 13 years, respectively. Goodwill is expected to have an indefinite life and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. Marucci previously purchased intangibles in asset acquisitions with a remaining net tax basis approximating $57,735, which the Company may deduct for income tax purposes.
The results of operations for Marucci have been included in the Company's consolidated statements of income since the closing date of the acquisition on November 14, 2023. The total revenue and pre-tax loss for Marucci for the year ended December 29, 2023 amounted to $16,791 and $3,150, respectively.
The following unaudited pro forma financial information shows the combined results of operations of the Company and Marucci, as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory and property, plant and equipment valuation step-ups, interest expense on the term debt secured to finance the acquisition, and the net tax benefit of the above adjustments calculated at the statutory federal tax rate of 21%. Marucci was operated as a C Corporation for federal taxation purposes. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the federal statutory rate based on Marucci’s net income. The pro forma results for the years ended December 29, 2023 and December 30, 2022 do not include transaction costs associated with the acquisition or the acceleration of any stock-based compensation that resulted from the transaction as these were removed for pro forma purposes. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted below.

	For the fiscal years ended
	December 29, 2023	December 30, 2022
Pro forma sales	$1,632,076	$1,767,902
Pro forma net income attributable to FOX stockholders	$110,391	$177,081

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
December 29, 2023
(in thousands, except per share amounts)

19. Foreign Currency Translation Adjustment
The following table summarizes the changes in foreign currency translation adjustments:

Foreign currency translation adjustment
Balance as of 12/31/2021	$1,281
Other comprehensive loss	(4,918)
Balance as of 12/30/2022	(3,637)
Other comprehensive income	1,507
Balance as of 12/29/2023	$(2,130)

20. Subsequent Events
Subsequent to December 29, 2023 and up through February 15, 2024, the Company repurchased and subsequently retired approximately 378 shares of the Company’s Common Stock at a cost of approximately $25,000, for an average price of $66.03 per share, under the Share Repurchase Program described further in Note 13 - Stockholders' Equity to the consolidated financial statements.