Form 10-Q
period 2024-03-29
FOX FACTORY HOLDING CORP
filed 2024-05-03
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2024, there were 41,615,755 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 29, 2024	December 29, 2023

Assets
Current assets:
Cash and cash equivalents	$69,583	$83,642
Accounts receivable (net of allowances of $969 and $1,158 at March 29, 2024 and December 29, 2023, respectively)	164,943	171,060
Inventory	353,980	371,841
Prepaids and other current assets	176,957	141,512
Total current assets	765,463	768,055
Property, plant and equipment, net	237,355	237,192
Lease right-of-use assets	99,797	84,317
Deferred tax assets	20,692	21,297
Goodwill	637,579	636,565
Trademarks and brands, net	271,563	273,293
Customer and distributor relationships, net	178,046	184,269
Core technologies, net	25,014	25,785
Other assets	12,768	11,525
Total assets	$2,248,277	$2,242,298
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$107,693	$104,150
Accrued expenses	101,046	103,400
Current portion of long-term debt	14,286	14,286
Total current liabilities	223,025	221,836
Revolver	392,000	370,000
Term A Loan, less current portion	356,144	359,242
Other liabilities	84,619	69,459
Total liabilities	1,055,788	1,020,537
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of March 29, 2024 and December 29, 2023	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,506 shares issued and 41,616 outstanding as of March 29, 2024; 42,844 shares issued and 41,954 outstanding as of December 29, 2023	42	42
Additional paid-in capital	334,860	348,346
Treasury stock, at cost; 890 common shares as of March 29, 2024 and December 29, 2023	(13,754)	(13,754)
Accumulated other comprehensive income	5,833	9,041
Retained earnings	865,508	878,086
Total stockholders’ equity	1,192,489	1,221,761
Total liabilities and stockholders’ equity	$2,248,277	$2,242,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of (Loss) Income
(in thousands, except per share data)
(unaudited)

	For the three months ended
	March 29, 2024	March 31, 2023
Net sales	$333,472	$399,851
Cost of sales	230,314	266,553
Gross profit	103,158	133,298
Operating expenses:
General and administrative	37,421	33,761
Sales and marketing	31,186	23,669
Research and development	14,439	15,282
Amortization of purchased intangibles	11,237	5,896
Total operating expenses	94,283	78,608
Income from operations	8,875	54,690
Interest expense	13,329	3,521
Other expense, net	309	24
(Loss) Income before income taxes	(4,763)	51,145
(Benefit) Provision for income taxes	(1,267)	9,378
Net (loss) income	$(3,496)	$41,767
(Loss) Earnings per share:
Basic	$(0.08)	$0.99
Diluted	$(0.08)	$0.98
Weighted-average shares used to compute earnings per share:
Basic	41,650	42,298
Diluted	41,650	42,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	For the three months ended
	March 29, 2024	March 31, 2023
Net (loss) income	$(3,496)	$41,767
Other comprehensive loss
Interest rate swap
Change in net unrealized gain, net of tax effects of $(43) and $(571), respectively	1,459	(2,000)
Less: reclassification of net gain on interest rate swap to net earnings	(1,785)	(1,063)
Net change, net of tax effects	(326)	(3,063)
Foreign currency translation adjustments	(2,882)	611
Other comprehensive loss	(3,208)	(2,452)
Comprehensive (loss) income	$(6,704)	$39,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 30, 2022	43,160	42	890	(13,754)	356,239	14,782	764,077	1,121,386
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	33	—	—	—	(2,155)	—	—	(2,155)
Stock-based compensation expense	—	—	—	—	5,701	—	—	5,701
Other comprehensive loss	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	41,767	41,767
Balance - March 31, 2023	43,193	42	890	(13,754)	359,785	12,330	805,844	1,164,247

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	40	—	—	—	(1,315)	—	—	(1,315)
Purchase and retirement of common stock	(378)	—	—	—	(16,077)	—	(9,082)	(25,159)
Stock-based compensation expense	—	—	—	—	3,906	—	—	3,906
Other comprehensive loss	—	—	—	—	—	(3,208)	—	(3,208)
Net loss	—	—	—	—	—	—	(3,496)	(3,496)
Balance - March 29, 2024	42,506	42	890	(13,754)	334,860	5,833	865,508	1,192,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 29, 2024	March 31, 2023
OPERATING ACTIVITIES:
Net (loss) income	$(3,496)	$41,767
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,451	13,315
Provision for inventory reserve	(20)	2,944
Stock-based compensation	3,906	5,701
Amortization of loan fees	699	226
Amortization of deferred gains on prior swap settlements	(1,063)	(1,063)
Amortization of inventory fair value step-up	4,485	3,064
Loss on disposal of property and equipment	22	25
Deferred taxes	74	51
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,283	9,350
Inventory	19,963	(11,532)
Income taxes	(757)	(3,973)
Prepaids and other assets	(36,543)	(112,245)
Accounts payable	(2,382)	(6,684)
Accrued expenses and other liabilities	(1,270)	(7,781)
Net cash provided by (used in) operating activities	9,352	(66,835)
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(5,041)	(130,918)
Acquisition of other assets, net of cash acquired	(350)	(2,300)
Purchases of property and equipment	(9,907)	(11,118)
Net cash used in investing activities	(15,298)	(144,336)
FINANCING ACTIVITIES:
Proceeds from revolver	70,000	190,000
Payments on revolver	(48,000)	(30,000)
Repayment of term debt	(3,571)	—
Purchase and retirement of common stock	(25,000)	—
Repurchases from stock compensation program, net	(1,315)	(2,156)
Net cash (used in) provided by financing activities	(7,886)	157,844
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(227)	(31)
CHANGE IN CASH AND CASH EQUIVALENTS	(14,059)	(53,358)
CASH AND CASH EQUIVALENTS—Beginning of period	83,642	145,250
CASH AND CASH EQUIVALENTS—End of period	$69,583	$91,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	March 29, 2024	March 31, 2023
Cash (received) paid during the period for:
Income tax (refund) payment	$(586)	$13,460
Interest, net of capitalized interest	14,790	5,145
Amounts included in the measurement of lease liabilities	4,361	2,764
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$20,869	$12,743
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,296	$2,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the “Company”) designs, engineers, manufactures, and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Some of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”), while others are distributed to consumers through a global network of dealers and distributors and through direct-to-customer channels.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the “Company,” “FOX,” “Fox Factory,” “we,” “us,” “our,” and “ours” refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.” or “United States”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2024. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2024 and 2023, the Company’s fiscal year will end or has ended on January 3, 2025 and December 29, 2023, respectively. The 12-month periods ended January 3, 2025 and December 29, 2023, will include or have included 53 and 52 weeks, respectively. The three-month periods ended March 29, 2024 and March 31, 2023 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC on February 23, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on all Stellantis chassis, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floorplan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from Outside Van subsidiary generally include the vehicle chassis, of which the Company has the risks and rewards of ownership and are recognized over-time as work is performed based on actual costs incurred.

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
Segments - The Company determined that as of the end of the first quarter of fiscal year 2024, due to the manner in which we began to operate the business to further drive long term value to our shareholders and customers, we have three operating and reportable segments. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. Starting in March 2024, the Chief Executive Officer reviews additional financial information by operating and reportable segment for purposes of allocating resources and evaluating financial performance.
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
Reclassifications - We reclassified certain prior period amounts within our condensed consolidated balance sheets, condensed consolidated statements of other comprehensive income, condensed consolidated statements of cash flows, and Note 2 - Revenues to conform to our current period presentation. The reclassifications did not have any impact on net income.
As of December 29, 2023, the Company classified all of its outstanding balance of the Incremental Term A Loan as non-current based on prepaying our required quarterly amortizing principal amounts for all of fiscal 2024. The prepayment was applied pro-rata to all future quarterly amounts instead. The Company analyzed the materiality of this accidental misclassification of current and non-current debt using Staff Accounting Bulletin No. 99 and concluded that in light of surrounding circumstances, this item would not have altered the judgement of a reasonable person relying on the annual report. The current and non-current debt balances as of December 29, 2023 within our condensed consolidated balance sheets in this quarterly report on form 10-Q are recast to reflect the correct classification. The recast did not have any impact on net income.
Certain Significant Risks and Uncertainties - As of March 29, 2024, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
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
The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, accrued liabilities and revolver approximate their fair values due to their short-term nature.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
Non-GAAP Financial Measures - Total adjusted EBITDA presents the sum of the results of our three operating segments and unallocated corporate expenses on a consolidated basis. We believe that total adjusted EBITDA is an operating performance measure that measures operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. In reviewing our corporate operating results, we also believe it is important to review the aggregate consolidated performance of all of our segments on the same basis we review the performance of each of our segments and draw comparisons between periods based on the same measure of consolidated performance.
Management believes investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing total adjusted EBITDA, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.
However, total adjusted EBITDA is not a measurement of financial performance under U.S. GAAP, and our total adjusted EBITDA may not be comparable to similarly titled measures of other companies. Total adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, total adjusted EBITDA:
•does not reflect the Company’s cash expenditures or requirements for capital expenditures or capital commitments;
•does not reflect changes in, or cash requirements for, the Company's working capital needs; and
•does not reflect any costs related to the current or future replacement of assets being depreciated or amortized.
We also use total adjusted EBITDA:
•as a measure of operating performance to assist us in comparing our operating performance on a consistent basis because it removes the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budgets and financial projections;
•to evaluate the performance and effectiveness of our operational strategies; and
•as a basis to calculate incentive compensation payments for our key employees.
Please see Note 16 – Segment Information for our definition of adjusted EBITDA. Under ASC 280, adjusted EBITDA is our measure of segment profitability and financial performance of our operating segments, and when used in this context, the term adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP. Adjusted EBITDA reported for the Company on a consolidated basis is a non-U.S. GAAP financial measure.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
Recent Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company adopted the interim disclosure requirements, as applicable, during the first quarter of 2023 and adopted the annual disclosure requirements, except for the annual rollforward, in the Company’s 2023 Annual Report on Form 10-K. The Company expects to adopt the annual rollforward requirement in our 2024 Annual Report on Form 10-K. Refer to the “Bailment Pool Arrangements” section within Note 8 - Commitments and Contingencies for further details of this adoption.
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

	For the three months ended
	March 29, 2024	March 31, 2023
Powered Vehicles Group	$118,113	$142,247
Aftermarket Applications Group	101,852	138,717
Specialty Sports Group	113,507	118,887
Total net sales	$333,472	$399,851

The following table summarizes total net sales by sales channel:

	For the three months ended
	March 29, 2024	March 31, 2023
OEM	$137,809	$217,661
Aftermarket/Non-OEM(1)	195,663	182,190
Total net sales	$333,472	$399,851
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales and various others, including Marucci’s sales within each of these.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended
	March 29, 2024	March 31, 2023
North America	$284,662	$291,910
Europe	27,250	61,197
Asia	18,170	42,128
Rest of the world	3,390	4,616
Total net sales	$333,472	$399,851

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
3. Inventory
Inventory consisted of the following:

	March 29, 2024	December 29, 2023
Raw materials	$209,070	$217,888
Work-in-process	10,091	8,813
Finished goods	134,819	145,140
Total inventory	$353,980	$371,841

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	March 29, 2024	December 29, 2023
Prepaid chassis deposits	$133,825	$108,866
Advanced payments and prepaid contracts	29,442	14,025
Other current assets	13,690	18,621
Total	$176,957	$141,512

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	March 29, 2024	December 29, 2023
Machinery and manufacturing equipment	$154,136	$149,502
Building and building improvements	79,658	77,998
Internal-use computer software	36,356	35,518
Information systems, office equipment and furniture	29,261	26,972
Leasehold improvements	37,011	38,115
Transportation equipment	16,898	15,505
Land and land improvements	14,971	14,692
Total property, plant and equipment	368,291	358,302
Less: accumulated depreciation and amortization	(130,936)	(121,110)
Total property, plant and equipment, net	$237,355	$237,192

The Company’s long-lived assets by geographic location are as follows:

	March 29, 2024	December 29, 2023
United States	$199,491	$198,033
International	37,864	39,159
Total long-lived assets	$237,355	$237,192

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	March 29, 2024	December 29, 2023
Payroll and related expenses	$23,425	$17,988
Income tax payable	20,829	21,743
Warranty	19,327	20,001
Current portion of lease liabilities	15,301	14,115
Accrued sales rebate	5,506	11,885
Other accrued expenses	16,658	17,668
Total	$101,046	$103,400
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

	For the three months ended
	March 29, 2024	March 31, 2023
Beginning warranty liability	$20,001	$17,071
Charge to cost of sales	3,943	3,626
Fair value of warranty assumed in acquisition	—	100
Costs incurred	(4,617)	(2,573)
Ending warranty liability	$19,327	$18,224
*All changes to warranty liability were within normal course of business.
7. Debt
2022 Credit Facility
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “2022 Credit Facility”). The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650,000.
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
The Company paid $1,980 in debt issuance costs in connection with the 2022 Credit Facility, which were allocated to the revolver and amortized on a straight-line basis over the term of the facility. Additionally, the Company had $4,473 of remaining unamortized debt issuance costs related to the Prior Credit Facility. The Company expensed $1,927 of the remaining unamortized debt issuance costs and allocated $2,546 to the 2022 Credit Facility.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At March 29, 2024, the one-month SOFR and three-month SOFR rates were 5.32% and 5.35%, respectively. At March 29, 2024, our weighted-average interest rate on outstanding borrowing was 6.93%.
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “Amendment”) amending the 2022 Credit Facility. The Amendment provided the Company with a term loan in an amount of $400,000 (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200,000 (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Term Loans”), each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan is available to the Company from and including December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
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
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 29, 2024.
The following table summarizes the revolver under the 2022 Credit Facility:

	March 29, 2024	December 29, 2023
Amount outstanding	$392,000	$370,000
Available borrowing capacity	258,000	280,000
Total borrowing capacity	$650,000	$650,000

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
As of March 29, 2024, future principal payments for long-term debt, including the current portion, as summarized as follows:

For fiscal year	March 29, 2024
2024 (remaining 9 months)	$10,714
2025	14,286
2026	14,286
2027	337,143
Total	$376,429
Debt issuance cost	(5,999)
Long-term debt, net of issuance cost	370,430
Less: current portion	(14,286)
Long-term debt less current portion	$356,144
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
Legal Proceedings - On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. The complaint purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements and omissions to investors regarding demand for the Company’s products and inventory levels. The complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself. The defendants have not yet had the opportunity to respond to the complaint, as plaintiff is currently seeking, under applicable law, the court’s appointment of him as lead plaintiff and appointment of his counsel as lead counsel.
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Chrysler to obtain truck chassis. For Chrysler chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises, and records the chassis within prepaids and other current assets on the condensed consolidated balance sheets until the chassis is transferred to the dealer customer’s floor plan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company has entered into floor plan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of trucks based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis, and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the condensed consolidated statements of cash flows.
At March 29, 2024 and December 29, 2023, the Company had utilized $18,371 and $9,036, respectively, out of a maximum of $49,400 of Ford allocation of chassis, and $9,591 and $11,362, respectively, out of a maximum of $100,000 GM allocation of chassis. The Company incurred $214 and $450 of interest expense related to chassis on hand during the three months ended March 29, 2024 and December 29, 2023, respectively.

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
As of March 29, 2024 and December 29, 2023, the Company had the following interest rate swap contracts:

			March 29, 2024	December 29, 2023
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$82	$104
July 2, 2021	April 5, 2022	$200,000	3,972	5,013
April 5, 2022	April 5, 2027	$100,000	4,174	3,394
Total			$8,228	$8,511
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
The 2022 Swap Agreement has a maturity date of April 5, 2027 and is indexed to a three-month Term SOFR (as defined in the 2022 Swap Agreement). The 2022 Swap Agreement met the criteria as a cash flow hedge under ASC 815, Derivatives and Hedging (“ASC 815”), and is recorded to other assets or other liabilities on the condensed consolidated balance sheets. Refer to Note 10 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the condensed consolidated statements of (loss) income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The unrealized gains and losses, net of tax, deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three months ended March 29, 2024 and March 31, 2023 were a gain of $1,459 and a loss of $2,000, respectively. The reclassifications of gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three months ended March 29, 2024 and March 31, 2023 were $1,785 and $1,063, respectively.
Over the next 12 months, the Company expects to recognize $6,954 of the $8,228 of unrealized gains included in accumulated other comprehensive income related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	March 29, 2024				December 29, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$4,174	$—	$4,174	$—	$3,394	$—	$3,394
Total assets measured at fair value	$—	$4,174	$—	$4,174	$—	$3,394	$—	$3,394
Liabilities:
Incremental Term A Loan	$—	$370,430	$—	$370,430	$—	$373,528	$—	$373,528
Total liabilities measured at fair value	$—	$370,430	$—	$370,430	$—	$373,528	$—	$373,528
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three month periods ended March 29, 2024.
As of March 29, 2024, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term A Loan approximated fair value because it had a variable interest rate that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
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
11. Stockholders’ Equity
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
During the three months ended March 29, 2024, the Company repurchased approximately 378 shares for $25,000, at an average price of $66.03. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per share. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings. As of March 29, 2024, authorized repurchases of $250,000 remain available to the Company.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of (loss) income:

	For the three months ended
	March 29, 2024	March 31, 2023
Cost of sales	$236	$242
Sales and marketing	374	287
Research and development	266	240
General and administrative	3,030	4,932
Total	$3,906	$5,701

The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the three months ended March 29, 2024:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2023	247	$100.21
Granted	103	$50.62
Canceled	(7)	$98.58
Vested	(36)	$121.42
Unvested at March 29, 2024	307	$81.15
As of March 29, 2024, the Company had approximately $16,612 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.06 years.
During the three months ended March 29, 2024, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, against an adjusted EBITDA margin target. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The company also issued PSUs to certain executives and non-executives based upon the Company’s performance, over a four-year performance period, against a trailing 12-month revenue target. These revenue-growth PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 100% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant assuming the performance goals will be achieved.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The following table summarizes the activity for the Company’s unvested PSUs for the three months ended March 29, 2024:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2023	70	$116.54
Granted	220	$46.81
Unvested at March 29, 2024	290	$63.63
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $19,667 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.62 years.

12. Net (Loss) Earnings Per Share
Basic net (loss) earnings per share amounts are computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) earnings per share amounts are computed by dividing net (loss) income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of restricted stock units, which are reflected in diluted earnings per share by application of the treasury stock method. For purpose of the diluted net loss per share calculation, the potential dilutive common shares are excluded because their effect would be antidilutive; therefore, basic and diluted net loss per share were the same for the three months ended March 29, 2024.
The Company excluded 139 and 1 shares from the calculation of diluted net (loss) earnings per share for the three months ended March 29, 2024 and March 31, 2023, respectively, as these shares would have been antidilutive.
The following table presents the calculation of basic and diluted (loss) earnings per share:

	For the three months ended
	March 29, 2024	March 31, 2023
Net (loss) income	$(3,496)	$41,767

Weighted average shares used to compute basic earnings per share	41,650	42,298
Dilutive effect of employee stock plans	—	198
Weighted average shares used to compute diluted earnings per share	41,650	42,496
Earnings per share:
Basic	$(0.08)	$0.99
Diluted	$(0.08)	$0.98

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
13. Income Taxes

	For the three months ended
	March 29, 2024	March 31, 2023
(Benefit) Provision for income taxes	$(1,267)	$9,378
Effective tax rates	26.6%	18.3%
For the three months ended March 29, 2024, the difference between the Company’s effective tax rate of 26.6% and the 21% federal statutory rate was due to the impact of discrete items and pre-tax loss.
For the three months ended March 31, 2023, the difference between the Company’s effective tax rate of 18.3% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income, partially offset by state and foreign withholding taxes.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

14. Related Party Transactions
On March 3, 2023, the Company acquired all of the outstanding equity interest of Custom Wheel House. Custom Wheel House has building leases for its office facilities in California. The buildings are owned by the former owner of Custom Wheel House, who is now an employee of the Company. Rent expense under these leases was $185 for the three months ended March 29, 2024.

15. Acquisitions
Acquisition of Marucci Sports LLC
On November 14, 2023, the Company, through Fox Factory, Inc., acquired 100% of the issued and outstanding stock of Wheelhouse Holdings Inc. ("Wheelhouse") from Compass Group Diversified Holdings LLC for $567,236, net of cash acquired. Wheelhouse is the parent company of Marucci, which is an industry-leading designer, manufacturer, and distributor of premium performance baseball, softball, and other sports-related products. Marucci also develops and licenses franchises for sports training facilities, and its customer base is primarily located in the United States and certain international markets. The Company believes the acquisition advances FOX’s position as a diversified provider of market-leading branded products with a proven ability to win over both professional athletes and passionate consumer bases, while positioning the combined company for future profitable growth. This transaction was accounted for as a business combination.
The purchase price of Marucci was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 14, 2023 with the excess purchase price allocated to goodwill. During the three months ended March 29, 2024, the Company updated the purchase price allocation and recorded adjustments to net assets of $892 and goodwill of $850. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Acquisition consideration
Cash consideration, net of cash acquired	$567,092
Due to sellers	144
Total consideration at closing	$567,236

Fair market values
Accounts receivable	$31,268
Inventory	52,672
Prepaid and other current assets	1,256
Property, plant and equipment	19,257
Lease right-of-use assets	9,423
Trademarks and brands	174,700
Customer and distributor relationships	83,800
Core technologies	20,600
Goodwill	243,940
Other assets	583
Total assets acquired	$637,499

Accounts payable	$13,626
Accrued expenses	10,512
Other current liabilities	1,854
Deferred Taxes	37,282
Other liabilities	6,989
Total liabilities assumed	$70,263
Purchase price allocation	$567,236
The gross contractual accounts receivable acquired in the acquisition was $32,455, of which $1,187 was not expected to be collected.
The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of November 14, 2023. The Company’s valuation is preliminary and subject to the Company’s validation of deferred taxes. The Company incurred $3,636 of acquisition costs in conjunction with the Marucci acquisition, $510 of which incurred during the three months ended March 29, 2024. These costs are classified as general and administrative expenses in the accompanying consolidated statements of (loss) income. Additional debt issuance costs of $6,709 were incurred in association with financing the transaction and are amortized over the term of the Incremental Term Loan A. Refer to Note 7 - Debt for further details.
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $243,940 reflects the strategic fit of Marucci with the Company’s operations. The weighted average amortization period of the total acquired intangible assets was 16 years. The weighted average amortization periods of the customer and distributor relationship, trade name and trademark, and developed technology assets were 18, 15, and 13 years, respectively. Goodwill is expected to have an indefinite life and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. Marucci previously purchased intangibles in asset acquisitions with a remaining net tax basis approximating $57,735, which the Company may deduct for income tax purposes.
The results of operations for Marucci have been included in the Company's consolidated statements of (loss) income since the closing date of the acquisition on November 14, 2023. The total revenue and pre-tax income for Marucci for the three months ended March 29, 2024 amounted to $59,588 and $4,365, respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
16. Segment Information
Due in part to how we operate our business and to best serve our customers, we manage our activities based on three operating segments: Powered Vehicles Group, Aftermarket Applications Group, and Specialty Sports Group. All of our segments design, engineer and manufacture performance-defining products and systems for customers worldwide.
The following is a description of our operating segments.
Powered Vehicles Group: This segment operates 2 plants in the United States of America. Our premium products sold under the FOX brand for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. These products are sold through both OEM and aftermarket channels.
Aftermarket Applications Group: This segment operates 15 plants across the United States of America. Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, SCA, and Custom Wheel House brands designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications, and commercial trucks.
Specialty Sports Group: This segment operates 9 plants and 13 distribution facilities (11 in the United States of America, 4 in Taiwan, and one facility each in Australia, Canada, Germany, Japan, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes and gravel bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Our products for diamond sports include premium baseball and soft ball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and are sold through dealers and distributors and through direct-to-customer channels.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies within our 2023 Form 10-K.
We measure the profitability and financial performance of our operating segments based on adjusted EBITDA. Adjusted EBITDA provides a measure of our underlying segment results that is in line with our approach to risk management. We define adjusted EBITDA as net income adjusted for (a) interest expense, (b) income tax or tax benefits, (c) amortization including amortization of purchased intangibles, (d) depreciation, (e) stock-based compensation, (f) litigation and settlement related expenses, (g) organizational restructuring expenses, (h) acquisition and integration-related expenses, and (i) strategic transformation costs. Adjusted EBITDA Margin is defined as adjusted EBITDA divided by net sales.
Segment asset information is not presented because it is not evaluated by the CODM at the segment level.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The tables that follow show selected segment financial information including information for prior comparative period. Unallocated corporate expenses are corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated occupancy costs for our corporate headquarters, acquisition costs, other benefit and compensation programs, including performance-based compensation, and administrative expenses such as accounting, finance, legal, human resources, and information technology expenses.

	For the three months ended
	March 29, 2024	March 31, 2023
Net sales
Power Vehicles Group	$118,113	$142,247
Aftermarket Applications Group	101,852	138,717
Specialty Sports Group	113,507	118,887
Net sales	$333,472	$399,851

Net (loss) income	(3,496)	41,767
(Benefit) provision for income taxes	(1,267)	9,378
Depreciation and amortization	20,451	13,315
Non-cash stock-based compensation	3,906	5,701
Litigation and settlement-related expenses	1,529	978
Other acquisition and integration-related expenses (1)	5,163	4,474
Organizational restructuring expenses	63	—
Strategic transformation costs	432	—
Interest and other expense, net	13,638	3,545
Adjusted EBITDA	$40,419	$79,158

Power Vehicles Group	15,881	17,658
Aftermarket Applications Group	14,869	36,279
Specialty Sports Group	24,057	41,830
Unallocated corporate expenses	(14,388)	(16,609)
Adjusted EBITDA	$40,419	$79,158
(1) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets, per period as follows:

	For the three months ended
	March 29, 2024	March 31, 2023
Acquisition related costs and expenses	$678	$1,404
Purchase accounting inventory fair value adjustment amortization	4,485	3,070
Other acquisition and integration-related expenses	$5,163	$4,474

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC on February 23, 2024, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K, as filed with the SEC on February 23, 2024, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Critical Accounting Policies and Estimates
There have been no changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC on February 23, 2024, that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023
Net sales	$333.5	$399.9
Cost of sales	230.3	266.6
Gross profit	103.2	133.3
Operating expenses:
General and administrative	37.4	33.8
Sales and marketing	31.2	23.7
Research and development	14.4	15.3
Amortization of purchased intangibles	11.2	5.9
Total operating expenses	94.3	78.6
Income from operations	8.9	54.7
Interest expense	13.3	3.5
Other expense, net	0.3	—
(Loss) Income before income taxes	(4.8)	51.1
(Benefit) Provision for income taxes	(1.3)	9.4
Net (loss) income	$(3.5)	$41.8
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended
	March 29, 2024	March 31, 2023
Net sales	100.0%	100.0%
Cost of sales	69.1	66.7
Gross profit	30.9	33.3
Operating expenses:
General and administrative	11.2	8.4
Sales and marketing	9.4	5.9
Research and development	4.3	3.8
Amortization of purchased intangibles	3.4	1.5
Total operating expenses	28.3	19.7
Income from operations	2.7	13.7
Interest expense	4.0	0.9
Other expense, net	0.1	—
(Loss) Income before income taxes	(1.4)	12.8
(Benefit) Provision for income taxes	(0.4)	2.3
Net (loss) income	(1.0)%	10.4%
*Percentages may not foot due to rounding.

Three months ended March 29, 2024 compared to three months ended March 31, 2023
Consolidated net sales

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
Net sales	$333.5	$399.8	$(66.3)	(16.6)%
Total net sales for the three months ended March 29, 2024 decreased $66.3 million, or 16.6%, compared to the three months ended March 31, 2023. The decrease in net sales is primarily due to product mix and higher interest rates impacting industry and consumer demands and the ongoing Bike channel inventory recalibration, offset by the inclusion of $59.6 million in net sales from Marucci that was acquired in November 2023.
Cost of sales

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
Cost of sales	$230.3	$266.6	$(36.3)	(13.6)%
Cost of sales for the three months ended March 29, 2024 decreased $36.3 million, or 13.6%, compared to the three months ended March 31, 2023. The decrease in cost of sales was primarily due to our decreased sales. Our gross margin decreased 240 basis points to 30.9% for the three months ended March 29, 2024 as compared to the same prior fiscal year period primarily due to a shift in our product line mix and operating leverage on lower volume.
Operating expenses

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
Operating expenses:
General and administrative	$37.4	$33.7	$3.7	11.0%
Sales and marketing	31.2	23.7	7.5	31.6
Research and development	14.5	15.3	(0.8)	(5.2)
Amortization of purchased intangibles	11.2	5.9	5.3	89.8
Total operating expenses	$94.3	$78.6	$15.7	20.0%
Total operating expenses for the three months ended March 29, 2024 were $94.3 million compared to $78.6 million for the three months ended March 31, 2023. Sales and marketing expenses increased $7.5 million and general and administrative expenses increased $3.7 million primarily due to the inclusion of Marucci operating expenses and a full fiscal quarter of Custom Wheel House operating expenses. Amortization of purchased intangibles increased by $5.3 million mainly due to amortization of additional acquired intangibles.
Income from operations

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
Income from operations	$8.9	$54.7	$(45.8)	(83.7)%
As a result of the factors discussed above, income from operations for the three months ended March 29, 2024 decreased $45.8 million, or 83.7%, compared to income from operations for the three months ended March 31, 2023.

Interest and other expense, net

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
Interest expense	$13.3	$3.5	$9.8	280.0%
Other expense, net	0.3	—	0.3	NA
Interest and other expense, net	$13.6	$3.5	$10.1	288.6%
Interest and other expense, net for the three months ended March 29, 2024 increased by $10.1 million to $13.6 million compared to $3.5 million for the three months ended March 31, 2023. Interest expense increased by $9.8 million due to additional debt and higher interest rates.
Income taxes

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
(Benefit) Provision for income taxes	$(1.3)	$9.4	$(10.7)	(113.8)%
The effective tax rates were 26.6% and 18.3% for the three month periods ended March 29, 2024 and March 31, 2023, respectively.
For the three months ended March 29, 2024, the difference between the Company’s effective tax rate of 26.6% and the 21% federal statutory rate was due to the impact of discrete items and pre-tax loss.
For the three months ended March 31, 2023, the difference between our effective tax rate of 18.3% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefits related to stock-based compensation. The benefits were partially offset by withholding and state taxes.
Net (loss) income

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
Net (loss) income	$(3.5)	$41.8	$(45.3)	(108.4)%
As a result of the factors described above, our net income decreased $45.3 million, or 108.4%, to $3.5 million in the three months ended March 29, 2024 from $41.8 million for the three months ended March 31, 2023.
Segment Review
Due in part to how we operate our business and to best serve our customers, we manage our activities based on three operating segments: Powered Vehicles Group, Aftermarket Applications Group, and Specialty Sports Group.
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to adjusted EBITDA, see Note 16 – Segment Information.

The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023	Change ($)	Change (%)
Net sales
Power Vehicles Group	$118.1	$142.2	$(24.1)	(16.9)%
Aftermarket Applications Group	101.9	138.7	(36.8)	(26.5)
Specialty Sports Group	113.5	118.9	(5.4)	(4.5)
Net sales	$333.5	$399.8	$(66.3)	(16.6)%

Adjusted EBITDA
Power Vehicles Group	$15.9	$17.7	$(1.8)	(10.2)%
Aftermarket Applications Group	14.9	36.3	(21.4)	(59.0)
Specialty Sports Group	24.1	40.8	(16.7)	(40.9)
Unallocated corporate expenses	(14.4)	(16.6)	2.2	(13.3)
Adjusted EBITDA	$40.5	$78.2	$(37.7)	(48.2)%
Powered Vehicles Group
Powered Vehicles Group net sales decreased by $24.1 million, or 16.9%, due to lower industry demand in Power Sports because of higher interest rates.
Powered Vehicles Group adjusted EBITDA decreased by $1.8 million, or 10.2%, driven by a decrease in gross profit, partially offset by reductions across operating expenses from our cost control efforts.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $36.8 million, or 26.5%, driven by lower upfitting sales due to product mix and higher interest rates impacting industry dealers and consumers.
Aftermarket Applications Group adjusted EBITDA decreased by $21.4 million, or 59.0%, mainly due to lower gross profit driven by high interest rates, product mix shift, and reduced operating leverage on lower volume.
Specialty Sports Group
Specialty Sports Group net sales decreased by $5.4 million, or 4.5%, primarily due to a reduction in Bike sales of $65.0 million because of the ongoing Bike channel inventory recalibration, offset by the inclusion of $59.6 million in net sales from Marucci which we acquired in November 2023.
Specialty Sports Group adjusted EBITDA decreased by $16.7 million, or 40.9%, primarily due to a decline in gross profit driven by the ongoing Bike channel inventory recalibration, to a lesser extent, lower end consumer demand, and reduced operating leverage on lower volume, offset by the inclusion of Marucci which grew year over year.
Unallocated corporate expenses
Unallocated corporate expenses consist of corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated occupancy costs for our corporate headquarters, acquisition costs, other benefit and compensation programs, including performance-based compensation, and administrative expenses such as accounting, finance, legal, human resources, and information technology expenses.
Unallocated corporate expenses decreased by $2.2 million, or 13.3%, driven by cost containment measures.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we generally financed our liquidity needs with operating cash flows, borrowings under our Prior Credit Facility and our 2022 Credit Facility, and the issuance of common stock. These sources of liquidity may be impacted by events described in Cautionary Note Regarding Forward-Looking Statements and Item 1A. Risk Factors.
As of March 29, 2024, we held $16.8 million of our $69.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the three months ended
(in millions)	March 29, 2024	March 31, 2023
Net cash provided by (used in) operating activities	$9.4	$(66.8)
Net cash used in investing activities	(15.3)	(144.3)
Net cash (used in) provided by financing activities	(7.9)	157.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Change in cash and cash equivalents	$(14.1)	$(53.4)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the three months ended March 29, 2024, net cash provided by operating activities was $9.4 million. Our investment in operating assets and liabilities is a result of an increase in prepaids and other assets of $36.5 million and decreases in accounts payable of $2.4 million, accrued expenses and other liabilities of $1.2 million, and income taxes payable of $0.8 million, partially offset by decreases in inventory of $20.0 million and accounts receivable of $5.3 million. The increase in prepaids and other assets is primarily due to carrying new model year chassis to meet current year production needs for the upfitting product lines and, to a lesser degree, slowing sales of older model years. The change in our accounts receivable reflects the timing of customer collections. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in accrued expenses and other liabilities is primarily due to settlements of sales rebate accruals. The decrease in inventory reflects our continued efforts to optimize inventory levels.
In the three months ended March 31, 2023, net cash used in operating activities was $66.8 million. Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $112.2 million, inventory of $11.5 million, and decreases in accrued expenses and other liabilities of $7.8 million, accounts payable of $6.7 million and income taxes payable of $4.0 million, partially offset by a decrease in accounts receivable of $9.4 million. The change in prepaids and other assets is primarily due to a higher supply of chassis as we ramp up to meet current year production needs for our upfitting product line. The increase in inventory is primarily due to our acquisition of Custom Wheel House in February 2023. The change in accrued expenses and other liabilities is primarily due to payments made for compensation and tax related accruals in the first quarter. The changes in accounts payable and account receivable reflect the timing of customer collections and vendor payments.
Investing activities
In the three months ended March 29, 2024 and March 31, 2023, net cash used in investing activities consisted of $15.3 million and $144.3 million, respectively. Investing activities for the three months ended March 29, 2024 consisted of $9.9 million of property and equipment additions, $5.0 million of cash consideration for our acquisitions and $0.4 million of cash consideration for our acquisition of other assets. Investing activities for the three months ended March 31, 2023 consisted of $130.9 million of cash consideration for our purchase of Custom Wheel House, $11.1 million of property and equipment additions and $2.3 million in cash consideration for our purchase of other assets.

Financing activities
In the three months ended March 29, 2024, net cash used in financing activities was $7.9 million, and consisted of the proceeds from our 2022 Credit Facility of $70.0 million that were used to support our working capital, offset by payments of $48.0 million to reduce the revolver borrowings, $3.6 million quarterly repayment on our Term A Loan, $25.0 million to repurchase shares of our common stock for retirement, and payments of $1.3 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
In the three months ended March 31, 2023, net cash provided by financing activities was $157.8 million, and consisted of the net proceeds from our 2022 Credit Facility of $160.0 million that were used to finance our purchase of Custom Wheel House, partially offset by payments of $2.2 million to repurchase shares of our common stock from our stock-based compensation program.
2022 Credit Facility
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “2022 Credit Facility”). The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
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
The Company paid $2.0 million in debt issuance costs in connection with the 2022 Credit Facility, which were allocated to the revolver and amortized on a straight-line basis over the term of the facility. Additionally, the Company had $4.5 million of remaining unamortized debt issuance costs related to the Prior Credit Facility. The Company expensed $1.9 million of the remaining unamortized debt issuance costs and allocated $2.5 million to the 2022 Credit Facility.
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At March 29, 2024, the one-month SOFR and three-month SOFR rates were 5.32% and 5.35%, respectively. At March 29, 2024, our weighted-average interest rate on outstanding borrowing was 6.93%.
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “Amendment:) amending the 2022 Credit Facility. The Amendment provided the Company with the Incremental Term A Loan in an amount of $400.0 million and the Delayed Draw Term Loan in an amount of $200.0 million, each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan is available to the Company for up to six months commencing on December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
The Company paid $10.1 million in debt issuance costs, of which $6.7 million were allocated to the Term A Loan and $3.4 million were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Term A Loan are amortized using the interest method over the term of the Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt is drawn. Upon the drawing of the Delayed Draw Term Loan, the fees will be reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of March 29, 2024.

Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC on February 23, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC on February 23, 2024.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2024. Based on the evaluation of our disclosure controls and procedures as of March 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. The complaint purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements and omissions to investors regarding demand for the Company’s products and inventory levels. The complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself. The defendants have not yet had the opportunity to respond to the complaint, as plaintiff is currently seeking, under applicable law, the court’s appointment of him as lead plaintiff and appointment of his counsel as lead counsel.
ITEM 1A. RISK FACTORS
Work stoppages or other disruptions, including those that involve our customers, could adversely affect our operating results.
A portion of our goods move through ports on the coasts of the U.S. We have a global supply chain, and we import products from our third-party vendors and our Fox Taiwan facility into the U.S. largely through these ports. Dockworkers, none of whom are our employees, must offload freight from ships arriving at these ports. We do not control the activities of these employees or seaports, and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns, or shutdowns that may occur, as was experienced in February 2015, in relation to certain ports on the West Coast of the U.S. The 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future or any slowdown or stoppage relating to the ongoing labor agreement negotiations could potentially have a negative effect on both our financial condition and results of operations. Additionally, the Baltimore Francis Scott Key bridge accident in March 2024 leading to the suspension of activity in the Port of Baltimore caused rerouting of shipping vessels, which may create congestion and delays in other ports, including certain East Coast ports through which we import products, increase fuel costs for shipping, and have long-standing impacts on supply chains in the retail and manufacturing industries. Furthermore, the ongoing effects of the COVID-19 pandemic increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.
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
Except as noted in this Item 1A, there have been no material changes to the risk factors described in our Form 10-K for the 2023 fiscal year ended December 29, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended March 29, 2024:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
12/30-2/2	378,464	$66.03	378,464	$250,000,000
2/3-3/1	22,189	$56.71	—	$250,000,000
3/2-3/29	167	$51.73	—	$250,000,000
Total	400,820	$65.50	378,464	$250,000,000

(1) Includes 378 shares acquired from holders of restricted stock unit awards and option exercises to satisfy tax withholding obligations. These shares were not purchased as part of a publicly announced program to purchase common stock.
(2) On November 1, 2023, the Company’s Board of Directors authorized a share repurchase plan for up to $300 million in shares of the Company’s common stock, par value $0.001 per share. Refer to Note 11. Stockholders’ Equity for further details.

(3) The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 29, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

FOX FACTORY HOLDING CORP.

May 3, 2024	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer and Treasurer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
May 3, 2024	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)