Form 10-Q
period 2024-06-28
FOX FACTORY HOLDING CORP
filed 2024-08-02
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2024, there were 41,683,211 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 28, 2024	December 29, 2023

Assets
Current assets:
Cash and cash equivalents	$82,246	$83,642
Accounts receivable (net of allowances of $940 and $1,158, respectively)	157,949	171,060
Inventory	380,408	371,841
Prepaids and other current assets	171,117	141,512
Total current assets	791,720	768,055
Property, plant and equipment, net	238,021	237,192
Lease right-of-use assets	97,791	84,317
Deferred tax assets	20,640	21,297
Goodwill	637,575	636,565
Trademarks and brands, net	267,798	273,293
Customer and distributor relationships, net	171,911	184,269
Core technologies, net	24,646	25,785
Other assets	15,519	11,525
Total assets	$2,265,621	$2,242,298
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$143,975	$104,150
Accrued expenses	84,566	103,400
Current portion of long-term debt	24,286	14,286
Total current liabilities	252,827	221,836
Revolver	194,000	370,000
Term A Loan, less current portion	539,833	359,242
Other liabilities	82,578	69,459
Total liabilities	1,069,238	1,020,537
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of June 28, 2024 and December 29, 2023	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,572 shares issued and 41,682 outstanding as of June 28, 2024; 42,844 shares issued and 41,954 outstanding as of December 29, 2023	42	42
Additional paid-in capital	335,834	348,346
Treasury stock, at cost; 890 common shares as of June 28, 2024 and December 29, 2023	(13,754)	(13,754)
Accumulated other comprehensive income	3,398	9,041
Retained earnings	870,863	878,086
Total stockholders’ equity	1,196,383	1,221,761
Total liabilities and stockholders’ equity	$2,265,621	$2,242,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$348,491	$400,715	$681,963	$800,566
Cost of sales	237,528	268,689	467,842	535,242
Gross profit	110,963	132,026	214,121	265,324
Operating expenses:
General and administrative	36,962	30,221	74,383	63,982
Sales and marketing	29,539	26,556	60,725	50,225
Research and development	14,789	15,188	29,228	30,470
Amortization of purchased intangibles	11,083	7,277	22,320	13,173
Total operating expenses	92,373	79,242	186,656	157,850
Income from operations	18,590	52,784	27,465	107,474
Interest expense	13,865	4,418	27,194	7,939
Other (income) expense, net	(311)	536	(2)	560
Income before income taxes	5,036	47,830	273	98,975
(Benefit) provision for income taxes	(371)	8,095	(1,638)	17,473
Net income	$5,407	$39,735	$1,911	$81,502
Earnings per share:
Basic	$0.13	$0.94	$0.05	$1.93
Diluted	$0.13	$0.94	$0.05	$1.92
Weighted-average shares used to compute earnings per share:
Basic	41,673	42,359	41,662	42,329
Diluted	41,705	42,480	41,717	42,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$5,407	$39,735	$1,911	$81,502
Other comprehensive income (loss)
Interest rate swap
Change in net unrealized gains, net of tax effects of $(277) and $(320) for the three and six months ended June 28, 2024, respectively, and $210 and $(361) for the three and six months ended June 30, 2023, respectively	339	2,188	1,798	188
Less: reclassification of net gains on interest rate swap to net earnings	(1,775)	(1,063)	(3,560)	(2,126)
Net change, net of tax effects	(1,436)	1,125	(1,762)	(1,938)
Foreign currency translation adjustments	(999)	(726)	(3,881)	(115)
Other comprehensive (loss) income	(2,435)	399	(5,643)	(2,053)
Comprehensive income (loss)	$2,972	$40,134	$(3,732)	$79,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	33	—	—	—	(2,155)	—	—	(2,155)
Stock-based compensation expense	—	—	—	—	5,701	—	—	5,701
Other comprehensive loss	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	41,767	41,767
Balance - March 31, 2023	43,193	$42	890	$(13,754)	$359,785	$12,330	$805,844	$1,164,247
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	51	—	—	—	(3,063)	—	—	(3,063)
Stock-based compensation expense	—	—	—	—	4,483	—	—	4,483
Other comprehensive income	—	—	—	—	—	399	—	399
Net income	—	—	—	—	—	—	39,735	39,735
Balance - June 30, 2023	43,244	$42	890	$(13,754)	$361,205	$12,729	$845,579	$1,205,801

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	40	—	—	—	(1,315)	—	—	(1,315)
Purchase and retirement of common stock	(378)	—	—	—	(16,077)	—	(9,082)	(25,159)
Stock-based compensation expense	—	—	—	—	3,906	—	—	3,906
Other comprehensive loss	—	—	—	—	—	(3,208)	—	(3,208)
Net loss	—	—	—	—	—	—	(3,496)	(3,496)
Balance - March 29, 2024	42,506	$42	890	$(13,754)	$334,860	$5,833	$865,508	$1,192,489
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	67	—	—	—	(1,229)	—	—	(1,229)
Purchase and retirement of common stock	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense	—	—	—	—	2,203	—	—	2,203
Other comprehensive loss	—	—	—	—	—	(2,435)	—	(2,435)
Net income	—	—	—	—	—	—	5,407	5,407
Balance - June 28, 2024	42,573	$42	890	$(13,754)	$335,834	$3,398	$870,863	$1,196,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 28, 2024	June 30, 2023
OPERATING ACTIVITIES:
Net income	$1,911	$81,502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,854	28,712
Provision for inventory reserve	572	4,309
Stock-based compensation	6,109	10,184
Amortization of acquired inventory step-up	4,485	8,895
Amortization of loan fees	1,540	453
Amortization of deferred gains on prior swap settlements	(2,126)	(2,126)
Loss on disposal of property and equipment	(27)	408
Deferred taxes	(184)	(139)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,003	32,744
Inventory	(7,809)	8,814
Income taxes	(23,172)	(16,381)
Prepaids and other assets	(35,673)	(112,583)
Accounts payable	34,633	(41,565)
Accrued expenses and other liabilities	2,921	(6,535)
Net cash provided by (used in) operating activities	36,037	(3,308)
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(5,041)	(130,918)
Acquisition of other assets, net of cash acquired	(350)	(2,364)
Purchases of property and equipment	(21,188)	(23,227)
Net cash used in investing activities	(26,579)	(156,509)
FINANCING ACTIVITIES:
Proceeds from revolver	119,000	210,000
Payments on revolver	(295,000)	(85,000)
Proceeds from issuance of debt	200,000	—
Repayment of term debt	(7,143)	—
Purchase and retirement of common stock	(25,000)	—
Repurchases from stock compensation program, net	(2,545)	(5,218)
Net cash (used in) provided by financing activities	(10,688)	119,782
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(166)	225
CHANGE IN CASH AND CASH EQUIVALENTS	(1,396)	(39,810)
CASH AND CASH EQUIVALENTS—Beginning of period	83,642	145,250
CASH AND CASH EQUIVALENTS—End of period	$82,246	$105,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	June 28, 2024	June 30, 2023
Cash paid during the period for:
Income tax payment	$21,548	$34,241
Interest	$29,081	$9,661
Amounts included in the measurement of lease liabilities	$8,953	$6,307
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$23,045	$24,954
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,064	$846
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
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
Fiscal Year Calendar - The Company operates on a 52-53 week fiscal year calendar. For 2024 and 2023, the Company’s fiscal year will end or has ended on January 3, 2025 and December 29, 2023, respectively. The 12-month periods ended January 3, 2025 and December 29, 2023, will include or have included 53 and 52 weeks, respectively. The three and six-month periods ended June 28, 2024 and June 30, 2023 each included 13 weeks and 26 weeks, respectively.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC on February 23, 2024 that had a material impact on our condensed consolidated financial statements and related notes.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on all Stellantis chassis, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floorplan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from the Outside Van subsidiary generally include the vehicle chassis, of which the Company has the risks and rewards of ownership and are recognized over-time as work is performed based on actual costs incurred.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
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
Segments - The Company determined that as of the end of the first quarter of fiscal year 2024, due to the manner in which we began to operate the business to further drive long term value to our shareholders and customers, we have three operating and reportable segments. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. Starting in March 2024, the Chief Executive Officer reviews additional financial information by operating and reportable segment for purposes of allocating resources and evaluating financial performance.
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
Reclassifications - We reclassified certain prior period amounts within our condensed consolidated balance sheets, condensed consolidated statements of other comprehensive income, and condensed consolidated statements of cash flows. The reclassifications did not have any impact on net income.
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
Certain Significant Risks and Uncertainties - As of June 28, 2024, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable, accrued liabilities, and current portion of long-term debt approximate their fair values due to their short-term nature. The carrying amounts of the Company’s revolver and long-term debt, excluding current portion, approximate their fair values because the interest rates vary with the market.
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
(in thousands)
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Powered Vehicles Group	$117,795	$140,196	$235,908	$282,443
Aftermarket Applications Group	107,129	155,635	208,981	294,352
Specialty Sports Group	123,567	104,884	237,074	223,771
Total net sales	$348,491	$400,715	$681,963	$800,566

The following table summarizes total net sales by sales channel:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
OEM	$151,299	$197,257	$289,108	$414,918
Aftermarket/Non-OEM(1)	197,192	203,458	392,855	385,648
Total net sales	$348,491	$400,715	$681,963	$800,566
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales and various others, including Marucci’s sales within each of these.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
North America	$278,153	$303,999	$562,815	$595,909
Europe	37,524	53,927	64,774	115,124
Asia	26,315	36,731	44,485	78,859
Rest of the world	6,499	6,058	9,889	10,674
Total net sales	$348,491	$400,715	$681,963	$800,566

3. Inventory
Inventory consisted of the following:

	June 28, 2024	December 29, 2023
Raw materials	$225,899	$217,888
Work-in-process	10,538	8,813
Finished goods	143,971	145,140
Total inventory	$380,408	$371,841

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	June 28, 2024	December 29, 2023
Prepaid chassis deposits	$133,740	$108,866
Advanced payments and prepaid contracts	22,129	14,025
Other current assets	15,248	18,621
Total	$171,117	$141,512

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	June 28, 2024	December 29, 2023
Machinery and manufacturing equipment	$157,382	$149,502
Building and building improvements	81,905	77,998
Internal-use computer software	37,558	35,518
Information systems, office equipment and furniture	29,139	26,972
Leasehold improvements	37,434	38,115
Transportation equipment	19,018	15,505
Land and land improvements	14,994	14,692
Total property, plant and equipment	377,430	358,302
Less: accumulated depreciation and amortization	(139,409)	(121,110)
Total property, plant and equipment, net	$238,021	$237,192

The Company’s long-lived assets by geographic location are as follows:

	June 28, 2024	December 29, 2023
United States	$199,425	$198,033
International	38,596	39,159
Total long-lived assets	$238,021	$237,192

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	June 28, 2024	December 29, 2023
Payroll and related expenses	$24,143	$17,988
Income tax payable	—	21,743
Warranty	20,693	20,001
Current portion of lease liabilities	15,846	14,115
Accrued sales rebate	7,262	11,885
Other accrued expenses	16,622	17,668
Total	$84,566	$103,400
The Company generally provides a limited warranty for products for a one, two or three-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where the product is incorporated as original equipment on the purchased bike or powered vehicle; (ii) in the case of aftermarket/non-OEM sales, the date the product is originally purchased from an authorized dealer; or (iii) in the case of upfitting sales, the date of the retail sale to an end customer. Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Beginning warranty liability	$19,327	$18,224	$20,001	$17,071
Charge to cost of sales	5,546	4,985	9,489	8,611
Fair value of warranty assumed in acquisition	—	—	—	100
Costs incurred	(4,180)	(3,458)	(8,797)	(6,031)
Ending warranty liability	$20,693	$19,751	$20,693	$19,751
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
(in thousands)
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
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “Amendment”) amending the 2022 Credit Facility. The Amendment provided the Company with a term loan in an amount of $400,000 (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200,000 (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Term Loans”), each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company from and including December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
The Company paid $10,063 in debt issuance costs, of which $6,709 were allocated to the Term A Loan and $3,354 were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Term A Loan are amortized using the interest method over the term of the Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt was drawn.
On May 13, 2024, the Company borrowed the full amount of $200,000 of the Delayed Draw Term Loan. The fees were reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
The Company recently secured an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment.
At June 28, 2024, the one-month SOFR and three-month SOFR rates were 5.34% and 5.35%, respectively. At June 28, 2024, our weighted-average interest rate on outstanding borrowing was 7.07%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 28, 2024.
The following table summarizes the revolver under the 2022 Credit Facility:

	June 28, 2024	December 29, 2023
Amount outstanding	$194,000	$370,000
Standby letters of credit	167	—
Available borrowing capacity	455,833	280,000
Total borrowing capacity	$650,000	$650,000

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
As of June 28, 2024, future principal payments for term loan debt, including the current portion, as summarized as follows:

For fiscal year	June 28, 2024
2024 (remaining 6 months)	$12,143
2025	24,286
2026	24,286
2027	512,143
Total	$572,858
Debt issuance cost	(8,739)
Long-term debt, net of issuance cost	564,119
Less: current portion	(24,286)
Long-term debt less current portion	$539,833
On April 5, 2022, the Company entered into a new interest rate swap agreement (the “2022 Swap Agreement”). Through the 2022 Swap Agreement, the Company hedges the variability of cash flows in interest payments associated with $100,000 of its variable rate debt. Refer to Note 9 - Derivatives and Hedging for further details of the 2022 Swap Agreement.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
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
Legal Proceedings - On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. The complaint purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements and omissions to investors regarding demand for the Company’s products and inventory levels. The complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself. The Court has entered an order requiring plaintiff to file an amended complaint by August 16, 2024, and setting a briefing schedule for anticipated motion to dismiss the amended complaint.
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Stellantis to obtain truck chassis. For Stellantis chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises, and records the chassis within prepaids and other current assets on the condensed consolidated balance sheets until the chassis is transferred to the dealer customer’s floor plan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company has entered into floor plan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of trucks based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis, and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the condensed consolidated statements of cash flows.
At June 28, 2024 and December 29, 2023, the Company utilized $50,028 and $9,036, out of a maximum of $51,100 and $49,400 of Ford allocation of chassis, respectively, and $4,238 and $11,362, respectively, out of a maximum of $100,000 GM allocation of chassis. The Company incurred interest expense related to chassis on hand of $201 and $450 during the three month ended June 28, 2024 and December 29, 2023, respectively, and $414 and $1,190 during the six months ended June 28, 2024 and December 29, 2023, respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
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
As of June 28, 2024 and December 29, 2023, the Company had the following interest rate swap contracts:

			June 28, 2024	December 29, 2023
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$61	$104
July 2, 2021	April 5, 2022	$200,000	2,930	5,013
April 5, 2022	April 5, 2027	$100,000	4,078	3,394
Total			$7,069	$8,511
On June 11, 2021, the Company terminated its existing swap agreement (the “2020 Swap Agreement”) and entered into an interest rate swap agreement (the “2021 Swap Agreement”) with a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the “2022 Swap Agreement”) with a notional amount of $100,000. The terminated 2020 and 2021 Swap Agreements resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that will continue to be accounted for in accumulated other comprehensive income, or AOCI, and amortized into earnings over the term of the associated debt instrument.
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
The unrealized gains net of tax, deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three and six months ended June 28, 2024 were gains of $339 and $1,798, respectively; and for the three and six months ended June 30, 2023 were gains of $2,188 and $188, respectively. The reclassifications of gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three and six months ended June 28, 2024 were $1,775 and $3,560, respectively; and during the three and six months ended June 30, 2023 were $1,063 and $2,126, respectively.
Over the next 12 months, the Company expects to recognize $5,911 of the $7,069 of unrealized gains included in accumulated other comprehensive income related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	June 28, 2024				December 29, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swap	$—	$4,078	$—	$4,078	$—	$3,394	$—	$3,394
Total assets measured at fair value	$—	$4,078	$—	$4,078	$—	$3,394	$—	$3,394
Liabilities:
Incremental Term Loans	$—	$564,119	$—	$564,119	$—	$373,528	$—	$373,528
Revolver	—	194,000	—	194,000	—	370,000	—	370,000
Total liabilities measured at fair value	$—	$758,119	$—	$758,119	$—	$743,528	$—	$743,528
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six month periods ended June 28, 2024.
As of June 28, 2024, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
On June 11, 2021, the Company entered into the 2021 Swap Agreement to mitigate the cash flow risk associated with changes in interest rates on its variable rate debt. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into the 2022 Swap Agreement. Refer to Note 9 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, an interest rate swap contract is recognized as an asset or liability on the condensed consolidated balance sheets and is measured at fair value. The fair value was estimated based on expected cash flows over the life of the Swap. These expected cash flows were determined using a pricing model that incorporated reasonable assumptions and available market data.
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
There were no repurchases of common stock during the three months ended June 28, 2024. During the six months ended June 28, 2024, the Company repurchased approximately 378 shares for $25,000, at an average price of $66.03. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per share. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings. As of June 28, 2024, authorized repurchases of $250,000 remain available to the Company.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of income:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of sales	$320	$331	$556	$573
Sales and marketing	292	391	667	678
Research and development	361	263	626	503
General and administrative	1,230	3,498	4,259	8,430
Total	$2,203	$4,483	$6,108	$10,184

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
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the six months ended June 28, 2024:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2023	247	$100.23
Granted	327	$45.89
Canceled	(13)	$95.72
Vested	(134)	$94.71
Unvested at June 28, 2024	427	$60.49
As of June 28, 2024, the Company had approximately $22,860 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.22 years.
During the six months ended June 28, 2024, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, against an adjusted EBITDA margin target. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The company also issued PSUs to certain executives and non-executives based upon the Company’s performance, over a four-year performance period, against a trailing 12-month revenue target. These revenue-growth PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn either 0% or 100% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant assuming the performance goals will be achieved.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The following table summarizes the activity for the Company’s unvested PSUs for the six months ended June 28, 2024:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2023	70	$116.54
Granted	225	$46.78
Canceled	(2)	$46.81
Unvested at June 28, 2024	293	$63.50
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $17,542 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 3.14 years.

12. Earnings Per Share
Basic earnings per share amounts are computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of RSUs and PSUs, which are reflected in diluted earnings per share by application of the treasury stock method.
The Company excluded 145 and 103 shares from the calculation of diluted earnings per share for the three and six months ended June 28, 2024, and 17 and 5 for the three and six months ended June 30, 2023, respectively, as these shares would have been antidilutive.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$5,407	$39,735	$1,911	$81,502

Weighted average shares used to compute basic earnings per share	41,673	42,359	41,662	42,329
Dilutive effect of employee stock plans	32	121	55	163
Weighted average shares used to compute diluted earnings per share	41,705	42,480	41,717	42,492
Earnings per share:
Basic	$0.13	$0.94	$0.05	$1.93
Diluted	$0.13	$0.94	$0.05	$1.92

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
13. Income Taxes

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
(Benefit) provision for income taxes	$(371)	$8,095	$(1,638)	$17,473
Effective tax rates	(7.4)%	16.9%	(620.1)%	17.7%
For the three months ended June 28, 2024, the difference between the Company’s effective tax rate of (7.4)% and the 21% federal statutory rate resulted primarily due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
For the six months ended June 28, 2024, the difference between the Company’s effective tax rate of (620.1)% and the 21% federal statutory rate was due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
For the three months ended June 30, 2023, the difference between the Company’s effective tax rate of 16.9% and the 21% federal statutory rate was due to a lower tax rate on foreign derived intangible income and excess benefit related to stock-based compensation. This benefit was partially offset by state and foreign withholding taxes.
For the six months ended June 30, 2023, the difference between the Company’s effective tax rate of 17.7% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income. This benefit was partially offset by state and local foreign withholding taxes.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

14. Related Party Transactions
On March 3, 2023, the Company acquired all of the outstanding equity interest of Custom Wheel House. Custom Wheel House has building leases for its office facilities in California. The buildings are owned by the former owner of Custom Wheel House, who is now an employee of the Company. Rent expenses under these leases were $186 and $371 for the three and six months ended June 28, 2024, and $180 for the three and six months ended June 30, 2023.

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
The purchase price of Marucci was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 14, 2023 with the excess purchase price allocated to goodwill. During the six months ended June 28, 2024, the Company updated the purchase price allocation and recorded adjustments to net assets of $892 and goodwill of $850. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
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
The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of November 14, 2023. The Company’s valuation is preliminary and subject to the Company’s validation of deferred taxes. The Company incurred $3,798 of acquisition costs in conjunction with the Marucci acquisition, of which $162 and $672 incurred during the three and six month ended June 28, 2024, respectively. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income. Additional debt issuance costs of $6,709 were incurred in association with financing the transaction and are amortized over the term of the Incremental Term Loan A. Refer to Note 7 - Debt for further details.
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
The results of operations for Marucci have been included in the Company's consolidated statements of income since the closing date of the acquisition on November 14, 2023. The total revenue for Marucci for the three and six months ended June 28, 2024 amounted to $41,628 and $101,217 respectively. The total pre-tax income for Marucci for the three and six months ended June 28, 2024 amounted to $2,507 and $6,872 respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
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
Powered Vehicles Group: This segment operates 2 plants in the United States. Our premium products sold under the FOX brand for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. These products are sold through both OEM and aftermarket channels.
Aftermarket Applications Group: This segment operates 15 plants across the United States. Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, SCA, and Custom Wheel House brands designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications, and commercial trucks.
Specialty Sports Group: This segment operates 9 plants and 13 distribution facilities (11 in the United States, 4 in Taiwan, and one facility each in Australia, Canada, Germany, Japan, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes and gravel bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Our products for diamond sports include premium baseball and softball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and are sold through dealers and distributors and through direct-to-customer channels.
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
(in thousands)
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

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales
Power Vehicles Group	$117,795	$140,196	$235,908	$282,443
Aftermarket Applications Group	107,129	155,635	208,981	294,352
Specialty Sports Group	123,567	104,884	237,074	223,771
Net sales	$348,491	$400,715	$681,963	$800,566

Net income	5,407	39,735	1,911	81,502
(Benefit) provision for income taxes	(371)	8,095	(1,638)	17,473
Depreciation and amortization	20,403	15,397	40,854	28,712
Non-cash stock-based compensation	2,203	4,483	6,109	10,184
Litigation and settlement-related expenses	1,231	659	2,760	1,637
Other acquisition and integration-related expenses (1)	470	6,125	5,633	10,599
Organizational restructuring expenses	413	—	476	—
Strategic transformation costs	822	—	1,254	—
Interest and other expense, net	13,554	4,954	27,192	8,499
Adjusted EBITDA	$44,132	$79,448	$84,551	$158,606

Power Vehicles Group	15,889	23,882	31,770	41,540
Aftermarket Applications Group	14,156	37,830	29,026	74,109
Specialty Sports Group	29,214	34,109	53,271	75,939
Unallocated corporate expenses	(15,127)	(16,373)	(29,516)	(32,982)
Adjusted EBITDA	$44,132	$79,448	$84,551	$158,606
(1) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets, per period as follows:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Acquisition related costs and expenses	$470	$300	$1,148	$1,704
Purchase accounting inventory fair value adjustment amortization	—	5,825	4,485	8,895
Other acquisition and integration-related expenses	$470	$6,125	$5,633	$10,599

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
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
•legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries;
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
You should not rely upon forward-looking statements as predictions of future events. We based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K, as filed with the SEC on February 23, 2024, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Critical Accounting Policies and Estimates
There have been no changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as filed with the SEC on February 23, 2024, that had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$348.5	$400.7	$682.0	$800.6
Cost of sales	237.5	268.7	467.8	535.2
Gross profit	111.0	132.0	214.1	265.3
Operating expenses:
General and administrative	37.0	30.2	74.4	64.0
Sales and marketing	29.5	26.6	60.7	50.2
Research and development	14.8	15.2	29.2	30.5
Amortization of purchased intangibles	11.1	7.3	22.3	13.2
Total operating expenses	92.4	79.2	186.7	157.9
Income from operations	18.6	52.8	27.5	107.5
Interest expense	13.9	4.4	27.2	7.9
Other (income) expense, net	(0.3)	0.5	—	0.6
Income before income taxes	5.0	47.8	0.3	99.0
(Benefit) provision for income taxes	(0.4)	8.1	(1.6)	17.5
Net income	$5.4	$39.7	$1.9	$81.5
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	67.1	68.6	66.9
Gross profit	31.8	32.9	31.4	33.1
Operating expenses:
General and administrative	10.6	7.5	10.9	8.0
Sales and marketing	8.5	6.6	8.9	6.3
Research and development	4.2	3.8	4.3	3.8
Amortization of purchased intangibles	3.2	1.8	3.3	1.6
Total operating expenses	26.5	19.8	27.4	19.7
Income from operations	5.3	13.2	4.0	13.4
Interest expense	4.0	1.1	4.0	1.0
Other (income) expense, net	(0.1)	0.1	—	0.1
Income before income taxes	1.4	11.9	—	12.4
(Benefit) provision for income taxes	(0.1)	2.0	(0.2)	2.2
Net income	1.6%	9.9%	0.3%	10.2%
*Percentages may not foot due to rounding.

Three months ended June 28, 2024 compared to three months ended June 30, 2023
Consolidated net sales

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Net sales	$348.5	$400.7	$(52.2)	(13.0)%
Total net sales for the three months ended June 28, 2024 decreased $52.2 million, or 13.0%, compared to the three months ended June 30, 2023. The decrease in net sales is primarily due to product mix and higher interest rates impacting industry and consumer demands and the ongoing bike channel inventory recalibration, offset by the inclusion of $41.6 million in net sales from Marucci that was acquired in November 2023.
Cost of sales

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Cost of sales	$237.5	$268.7	$(31.2)	(11.6)%
Cost of sales for the three months ended June 28, 2024 decreased $31.2 million, or 11.6%, compared to the three months ended June 30, 2023. The decrease in cost of sales was primarily due to our decreased sales. Our gross margin decreased 110 basis points to 31.8% for the three months ended June 28, 2024 as compared to the same prior fiscal year period primarily due to a shift in our product line mix and reduced operating leverage on lower volume, partially offset by increased efficiencies at our North American facilities.
Operating expenses

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Operating expenses:
General and administrative	$37.0	$30.2	$6.8	22.5%
Sales and marketing	29.5	26.5	3.0	11.3
Research and development	14.8	15.2	(0.4)	(2.6)
Amortization of purchased intangibles	11.1	7.3	3.8	52.1
Total operating expenses	$92.4	$79.2	$13.2	16.7%
Total operating expenses for the three months ended June 28, 2024 were $92.4 million, compared to $79.2 million for the three months ended June 30, 2023. General and administrative expenses increased $6.8 million and sales and marketing expenses increased $3.0 million primarily due to the inclusion of Marucci operating expenses. Amortization of purchased intangibles increased by $3.8 million mainly due to amortization of additional acquired intangibles.
Income from operations

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Income from operations	$18.6	$52.8	$(34.2)	(64.8)%
As a result of the factors discussed above, income from operations for the three months ended June 28, 2024 decreased $34.2 million, or 64.8%, compared to income from operations for the three months ended June 30, 2023.

Interest and other expense, net

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Interest expense	$13.9	$4.4	$9.5	215.9%
Other (income) expense, net	(0.3)	0.5	(0.8)	(160.0)
Interest and other expense, net	$13.6	$4.9	$8.7	177.6%
Interest and other expense, net for the three months ended June 28, 2024 increased by $8.7 million to $13.6 million, compared to $4.9 million for the three months ended June 30, 2023. Interest expense increased by $9.5 million due to additional debt and higher interest rates.
Income taxes

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
(Benefit) provision for income taxes	$(0.4)	$8.1	$(8.5)	(104.9)%
The effective tax rates were (7.4)% and 16.9% for the three month periods ended June 28, 2024 and June 30, 2023, respectively.
For the three months ended June 28, 2024, the difference between the Company’s effective tax rate of (7.4)% and the 21% federal statutory rate was primarily due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
For the three months ended June 30, 2023, the difference between our effective tax rate of 16.9% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and excess benefit related to stock-based compensation. This benefit was partially offset by state and foreign withholding taxes.
Net income

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Net income	$5.4	$39.7	$(34.3)	(86.4)%
As a result of the factors described above, our net income decreased $34.3 million, or 86.4%, to $5.4 million in the three months ended June 28, 2024 from $39.7 million for the three months ended June 30, 2023.
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

The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Net sales
Power Vehicles Group	$117.8	$140.2	$(22.4)	(16.0)%
Aftermarket Applications Group	107.1	155.6	(48.5)	(31.2)
Specialty Sports Group	123.6	104.9	18.7	17.8
Net sales	$348.5	$400.7	$(52.2)	(13.0)%

Adjusted EBITDA
Power Vehicles Group	$15.9	$23.9	$(8.0)	(33.5)%
Aftermarket Applications Group	14.2	37.8	(23.6)	(62.4)
Specialty Sports Group	29.2	34.1	(4.9)	(14.4)
Unallocated corporate expenses	(15.1)	(16.4)	1.3	(7.9)
Adjusted EBITDA	$44.2	$79.4	$(35.2)	(44.3)%
Powered Vehicles Group
Powered Vehicles Group net sales decreased by $22.4 million, or 16.0%, due to lower industry demand in Power Sports because of higher interest rates.
Powered Vehicles Group adjusted EBITDA decreased by $8.0 million, or 33.5%, driven by a decrease in gross profit, partially offset by reductions across operating expenses from our cost control efforts.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $48.5 million, or 31.2%, driven by lower upfitting sales due to product mix, chassis availability, and higher interest rates impacting industry dealers and consumers.
Aftermarket Applications Group adjusted EBITDA decreased by $23.6 million, or 62.4%, mainly due to lower gross profit and reduced operating leverage on lower volume.
Specialty Sports Group
Specialty Sports Group net sales increased by $18.7 million, or 17.8%, primarily due to the inclusion of $41.6 million in net sales from Marucci which we acquired in November 2023, partially offset by a reduction in bike sales of $22.9 million because of the ongoing bike channel inventory recalibration and to a lesser extent, lower end consumer demand.
Specialty Sports Group adjusted EBITDA decreased by $4.9 million, or 14.4%, primarily due to a decline in gross profit driven by the ongoing bike channel inventory recalibration, to a lesser extent, lower end consumer demand, and reduced operating leverage on lower volume, offset by the inclusion of Marucci which grew year over year.
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
Unallocated corporate expenses decreased by $1.3 million, or 7.9%, driven by cost containment measures.

Six months ended June 28, 2024 compared to six months ended June 30, 2023
Consolidated net sales

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Net sales	$682.0	$800.6	$(118.6)	(14.8)%
Total net sales for the six months ended June 28, 2024 decreased $118.6 million, or 14.8%, compared to the six months ended June 30, 2023. The decrease in net sales is primarily due to product mix and higher interest rates impacting industry and consumer demands and the ongoing bike channel inventory recalibration, offset by the inclusion of $101.2 million in net sales from Marucci that was acquired in November 2023.
Cost of sales

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Cost of sales	$467.8	$535.2	$(67.4)	(12.6)%
Cost of sales for the six months ended June 28, 2024 decreased $67.4 million, or 12.6%, compared to the three months ended June 30, 2023. The decrease in cost of sales was primarily due to our decreased sales. Our gross margin decreased by 170 basis points to 31.4% for the six months ended June 28, 2024 as compared to the same prior fiscal year period primarily due to a shift in our product line mix and operating leverage on lower volume.
Operating expenses

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Operating expenses:
General and administrative	$74.4	$64.0	$10.4	16.3%
Sales and marketing	60.7	50.2	10.5	20.9
Research and development	29.3	30.5	(1.2)	(3.9)
Amortization of purchased intangibles	22.3	13.2	9.1	68.9
Total operating expenses	$186.7	$157.9	$28.8	18.2%
Total operating expenses for the six months ended June 28, 2024 were $186.7 million, compared to $157.9 million for the six months ended June 30, 2023. Sales and marketing expenses increased $10.5 million and general and administrative expenses increased $10.4 million primarily due to the inclusion of Marucci operating expenses and a full six months of Custom Wheel House operating expenses. Amortization of purchased intangibles increased by $9.1 million mainly due to amortization of additional acquired intangibles.
Income from operations

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Income from operations	$27.5	$107.5	$(80.0)	(74.4)%
As a result of the factors discussed above, income from operations for the six months ended June 28, 2024 decreased $80.0 million or 74.4%, compared to income from operations for the six months ended June 30, 2023.

Interest and other expense, net

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Interest expense	$27.2	$7.9	$19.3	244.3%
Other expense, net	—	0.6	(0.6)	(100.0)
Interest and other expense, net	$27.2	$8.5	$18.7	220.0%
Interest and other expense, net for the six months ended June 28, 2024 increased by $18.7 million to $27.2 million, compared to $8.5 million for the six months ended June 30, 2023. Interest expense increased by $19.3 million to $27.2 million due to additional debt and higher interest rates.
Income taxes

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
(Benefit) provision for income taxes	$(1.6)	$17.5	$(19.1)	(109.1)%
The effective tax rates were (620.1)% and 17.7% for the six month periods ended June 28, 2024 and June 30, 2023, respectively.
For the six months ended June 28, 2024, the difference between the Company’s effective tax rate of (620.1)% and the 21% federal statutory rate was due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
For the six months ended June 30, 2023, the difference between our effective tax rate of 17.7% and the 21% federal statutory rate resulted primarily due to a lower tax rate on foreign derived intangible income. This benefit was partially offset by state and foreign withholding taxes.
Net income

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Net income	$1.9	$81.5	$(79.6)	(97.7)%
As a result of the factors described above, our net income decreased $79.6 million, or 97.7% to $1.9 million in the six months ended June 28, 2024 from $81.5 million for the six months ended June 30, 2023.

Segment Review
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to adjusted EBITDA, see Note 16 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023	Change ($)	Change (%)
Net sales
Power Vehicles Group	$235.9	$282.4	$(46.5)	(16.5)%
Aftermarket Applications Group	209.0	294.4	(85.4)	(29.0)
Specialty Sports Group	237.1	223.8	13.3	5.9
Net sales	$682.0	$800.6	$(118.6)	(14.8)%

Adjusted EBITDA
Power Vehicles Group	$31.8	$41.6	$(9.8)	(23.6)%
Aftermarket Applications Group	29.0	74.1	(45.1)	(60.9)
Specialty Sports Group	53.3	75.9	(22.6)	(29.8)
Unallocated corporate expenses	(29.5)	(33.0)	3.5	(10.6)
Adjusted EBITDA	$84.6	$158.6	$(74.0)	(46.7)%
Powered Vehicles Group
Powered Vehicles Group net sales decreased by $46.5 million, or 16.5%, due to lower industry demand in Power Sports because of higher interest rates.
Powered Vehicles Group adjusted EBITDA decreased by $9.8 million, or 23.6%, driven by a decrease in gross profit, partially offset by reductions across operating expenses from our cost control efforts.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $85.4 million, or 29.0%, driven by lower upfitting sales due to product mix, chassis availability, and higher interest rates impacting industry dealers and consumers.
Aftermarket Applications Group adjusted EBITDA decreased by $45.1 million, or 60.9%, mainly due to lower gross profit and reduced operating leverage on lower volume.
Specialty Sports Group
Specialty Sports Group net sales increased by $13.3 million, or 5.9%, primarily due to the inclusion of $101.2 million in net sales from Marucci, partially offset by a reduction in bike sales of $87.9 million because of the ongoing bike channel inventory recalibration and, to a lesser extent, lower end consumer demand.
Specialty Sports Group adjusted EBITDA decreased by $22.6 million, or 29.8%, primarily due to a decline in gross profit driven by the ongoing bike channel inventory recalibration, to a lesser extent, lower end consumer demand, and reduced operating leverage on lower volume, offset by the inclusion of Marucci which grew year over year.
Unallocated corporate expenses
Unallocated corporate expenses decreased by $3.5 million, or 10.6%, driven by cost containment measures.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we generally financed our liquidity needs with operating cash flows, borrowings under our Prior Credit Facility and our 2022 Credit Facility, and the issuance of common stock. These sources of liquidity may be impacted by events described in Cautionary Note Regarding Forward-Looking Statements and Part II, Item 1A. Risk Factors.
As of June 28, 2024, we held $17.8 million of our $82.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the six months ended
(in millions)	June 28, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$36.0	$(3.3)
Net cash used in investing activities	(26.6)	(156.5)
Net cash (used in) provided by financing activities	(10.7)	119.8
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2
Change in cash and cash equivalents	$(1.4)	$(39.8)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the six months ended June 28, 2024, net cash provided by operating activities was $36.0 million. Our investment in operating assets and liabilities is a result of an increase in prepaids and other assets of $35.7 million, a decrease in income taxes payable of $23.2 million, and an increase in inventory of $7.8 million, partially offset by an increase in accounts payable of $34.6 million, a decrease in accounts receivable of $12.0 million, and an increase in accrued expenses and other liabilities of $2.9 million. The increase in prepaids and other assets is primarily due to carrying new model year chassis to meet current year production needs for the upfitting product lines and, to a lesser degree, slowing sales of older model years. The decrease in income taxes payable is mainly due to our income tax payments. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in our accounts receivable reflects a decrease in our sales and the timing of customer collections.
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
Investing activities
In the six months ended June 28, 2024 and June 30, 2023, net cash used in investing activities consisted of $26.6 million and $156.5 million, respectively. Investing activities for the six months ended June 28, 2024 consisted of $21.2 million of property and equipment additions, $5.0 million of cash consideration for our acquisitions and $0.4 million of cash consideration for our acquisition of other assets. Investing activities for the six months ended June 30, 2023 consisted of $130.9 million of cash consideration for our purchase of Custom Wheel House, $23.2 million of property and equipment additions and $2.4 million in cash consideration for our purchase of other assets.

Financing activities
In the six months ended June 28, 2024, net cash used in financing activities was $10.7 million, and consisted of the proceeds from our 2022 Credit Facility revolver of $119.0 million and draw from the Delayed Draw Term Loan of $200.0 million that were used to support our working capital, offset by payments of $295.0 million to reduce the revolver borrowings, $7.1 million repayments on our Term A Loan, $25.0 million to repurchase shares of our common stock for retirement, and payments of $2.5 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At June 28, 2024, the one-month SOFR and three-month SOFR rates were 5.34% and 5.35%, respectively. At June 28, 2024, our weighted-average interest rate on outstanding borrowing was 7.07%.
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “Amendment:) amending the 2022 Credit Facility. The Amendment provided the Company with the Incremental Term A Loan in an amount of $400.0 million and the Delayed Draw Term Loan in an amount of $200.0 million, each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company for up to six months commencing on December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
The Company paid $10.1 million in debt issuance costs, of which $6.7 million were allocated to the Term A Loan and $3.4 million were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Term A Loan are amortized using the interest method over the term of the Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt is drawn.
On May 13, 2024, the Company borrowed the full amount of $200,000 of the Delayed Draw Term Loan. The fees were reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
The Company recently secured an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment.

The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of June 28, 2024.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2024. Based on the evaluation of our disclosure controls and procedures as of June 28, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. The complaint purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements and omissions to investors regarding demand for the Company’s products and inventory levels. The complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself. The Court has entered an order requiring plaintiff to file an amended complaint by August 16, 2024, and setting a briefing schedule for anticipated motion to dismiss the amended complaint.
ITEM 1A. RISK FACTORS
Work stoppages or other disruptions, including those that involve our customers, could adversely affect our operating results.
A portion of our goods move through ports on the coasts of the U.S. We have a global supply chain, and we import products from our third-party vendors and our Fox Taiwan facility into the U.S. largely through these ports. Dockworkers, none of whom are our employees, must offload freight from ships arriving at these ports. We do not control the activities of these employees or seaports, and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns, or shutdowns that may occur, as was experienced in February 2015, in relation to certain ports on the West Coast of the U.S. The 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future or any slowdown or stoppage relating to the ongoing labor agreement negotiations could potentially have a negative effect on both our financial condition and results of operations. Additionally, the Baltimore Francis Scott Key bridge accident in March 2024 leading to the suspension of activity in the Port of Baltimore caused rerouting of shipping vessels, which may create congestion and delays in other ports, including certain East Coast ports through which we import products, increase fuel costs for shipping, and have long-standing impacts on supply chains in the retail and manufacturing industries. While the Port of Baltimore opened up to maritime traffic on June 10, 2024, the bridge that is not expected to be rebuilt until late 2028 and further work to clear out wreckage and continue maintenance of the port may continue to cause delays in the Port of Baltimore and other East Coast ports where activities are rerouted. Furthermore, the ongoing effects of the COVID-19 pandemic increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended June 28, 2024:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (3)
3/30-5/3	—	$—	—	$250,000,000
5/4-5/31	31,194	$39.42	—	$250,000,000
6/1-6/28	882	$51.80	—	$250,000,000
Total	32,076	$39.76	—	$250,000,000

(1) Shares acquired from holders of restricted stock unit awards to satisfy tax-withholding obligations.
(2) The average price paid per share excludes excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(3) On November 1, 2023, the Company’s Board of Directors authorized a share repurchase plan for up to $300 million in shares of the Company’s common stock, par value $0.001 per share. Refer to Note 11. Stockholders’ Equity for further details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 28, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
10.1	Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

August 1, 2024	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
August 1, 2024	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)