Form 10-Q
period 2024-09-27
FOX FACTORY HOLDING CORP
filed 2024-11-01
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
As of October 24, 2024, there were 41,683,396 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION		Page
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 27, 2024 and December 29, 2023	3
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 27, 2024 and September 29, 2023	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 27, 2024 and September 29, 2023	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 27, 2024 and September 29, 2023	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2024 and September 29, 2023	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	September 27, 2024	December 29, 2023

Assets
Current assets:
Cash and cash equivalents	$89,241	$83,642
Accounts receivable (net of allowances of $1,901 and $1,158, respectively)	192,539	171,060
Inventory	401,363	371,841
Prepaids and other current assets	128,026	141,512
Total current assets	811,169	768,055
Property, plant and equipment, net	243,215	237,192
Lease right-of-use assets	108,054	84,317
Deferred tax assets	21,554	21,297
Goodwill	635,991	636,565
Trademarks and brands, net	265,876	273,293
Customer and distributor relationships, net	165,775	184,269
Core technologies, net	23,904	25,785
Other assets	12,721	11,525
Total assets	$2,288,259	$2,242,298
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134,554	$104,150
Accrued expenses	93,874	103,400
Current portion of long-term debt	24,286	14,286
Total current liabilities	252,714	221,836
Revolver	210,000	370,000
Term Loans, less current portion	534,144	359,242
Other liabilities	94,343	69,459
Total liabilities	1,091,201	1,020,537
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of September 27, 2024 and December 29, 2023	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,573 shares issued and 41,683 outstanding as of September 27, 2024; 42,844 shares issued and 41,954 outstanding as of December 29, 2023	42	42
Additional paid-in capital	336,231	348,346
Treasury stock, at cost; 890 common shares as of September 27, 2024 and December 29, 2023	(13,754)	(13,754)
Accumulated other comprehensive (loss) income	(1,055)	9,041
Retained earnings	875,594	878,086
Total stockholders’ equity	1,197,058	1,221,761
Total liabilities and stockholders’ equity	$2,288,259	$2,242,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$359,121	$331,117	$1,041,084	$1,131,683
Cost of sales	251,642	223,890	719,484	759,132
Gross profit	107,479	107,227	321,600	372,551
Operating expenses:
General and administrative	32,436	25,710	106,819	89,692
Sales and marketing	29,103	24,439	89,828	74,664
Research and development	16,103	8,904	45,331	39,374
Amortization of purchased intangibles	11,035	6,809	33,355	19,982
Total operating expenses	88,677	65,862	275,333	223,712
Income from operations	18,802	41,365	46,267	148,839
Interest expense	14,228	3,466	41,422	11,405
Other income, net	(456)	(878)	(458)	(318)
Income before income taxes	5,030	38,777	5,303	137,752
Provision (benefit) for income taxes	250	3,484	(1,388)	20,957
Net income	$4,780	$35,293	$6,691	$116,795
Earnings per share:
Basic	$0.11	$0.83	$0.16	$2.76
Diluted	$0.11	$0.83	$0.16	$2.75
Weighted-average shares used to compute earnings per share:
Basic	41,699	42,395	41,674	42,350
Diluted	41,724	42,510	41,719	42,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income	$4,780	$35,293	$6,691	$116,795
Other comprehensive income (loss)
Interest rate swap
Change in net unrealized gains, net of tax effects of $(1,339) and $(1,659) for the three and nine months ended September 27, 2024, respectively, and $(79) and $(440) for the three and nine months ended September 29, 2023, respectively	(5,161)	782	(3,363)	970
Reclassification of net gains on interest rate swap to net earnings	(1,779)	(1,063)	(5,339)	(3,189)
Net change, net of tax effects	(6,940)	(281)	(8,702)	(2,219)
Foreign currency translation adjustments	2,487	(2,423)	(1,394)	(2,538)
Other comprehensive (loss) income	(4,453)	(2,704)	(10,096)	(4,757)
Comprehensive income (loss)	$327	$32,589	$(3,405)	$112,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	33	—	—	—	(2,155)	—	—	(2,155)
Stock-based compensation expense	—	—	—	—	5,701	—	—	5,701
Other comprehensive loss	—	—	—	—	—	(2,452)	—	(2,452)
Net income	—	—	—	—	—	—	41,767	41,767
Balance - March 31, 2023	43,193	$42	890	$(13,754)	$359,785	$12,330	$805,844	$1,164,247
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	51	—	—	—	(3,063)	—	—	(3,063)
Stock-based compensation expense	—	—	—	—	4,483	—	—	4,483
Other comprehensive income	—	—	—	—	—	399	—	399
Net income	—	—	—	—	—	—	39,735	39,735
Balance - June 30, 2023	43,244	$42	890	$(13,754)	$361,205	$12,729	$845,579	$1,205,801
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	26	—	—	—	(945)	—	—	(945)
Stock-based compensation expense	—	—	—	—	3,858	—	—	3,858
Other comprehensive loss	—	—	—	—	—	(2,704)	—	(2,704)
Net income	—	—	—	—	—	—	35,293	35,293
Balance - September 29, 2023	43,270	$42	890	$(13,754)	$364,118	$10,025	$880,872	$1,241,303

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	40	—	—	—	(1,315)	—	—	(1,315)
Purchase and retirement of common stock	(378)	—	—	—	(16,077)	—	(9,082)	(25,159)
Stock-based compensation expense	—	—	—	—	3,906	—	—	3,906
Other comprehensive loss	—	—	—	—	—	(3,208)	—	(3,208)
Net loss	—	—	—	—	—	—	(3,496)	(3,496)
Balance - March 29, 2024	42,506	$42	890	$(13,754)	$334,860	$5,833	$865,508	$1,192,489
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	67	—	—	—	(1,229)	—	—	(1,229)
Purchase and retirement of common stock	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense	—	—	—	—	2,203	—	—	2,203
Other comprehensive loss	—	—	—	—	—	(2,435)	—	(2,435)
Net income	—	—	—	—	—	—	5,407	5,407
Balance - June 28, 2024	42,573	$42	890	$(13,754)	$335,834	$3,398	$870,863	$1,196,383
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	1	—	—	—	(68)	—	—	(68)
Purchase and retirement of common stock	—	—	—	—	—	—	(49)	(49)
Stock-based compensation expense	—	—	—	—	465	—	—	465
Other comprehensive loss	—	—	—	—	—	(4,453)	—	(4,453)
Net income	—	—	—	—	—	—	4,780	4,780
Balance - September 27, 2024	42,574	$42	890	$(13,754)	$336,231	$(1,055)	$875,594	$1,197,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 27, 2024	September 29, 2023
OPERATING ACTIVITIES:
Net income	$6,691	$116,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61,699	43,519
Provision for inventory reserve	2,685	3,906
Stock-based compensation	6,574	14,042
Amortization of acquired inventory step-up	4,485	9,903
Amortization of loan fees	2,572	679
Amortization of deferred gains on prior swap settlements	(3,189)	(3,189)
Loss on disposal of property and equipment	55	372
Deferred taxes	(752)	(512)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,825)	53,299
Inventory	(28,997)	20,411
Income taxes	(25,270)	(20,384)
Prepaids and other assets	9,911	(53,502)
Accounts payable	24,154	(51,389)
Accrued expenses and other liabilities	11,318	(7,265)
Net cash provided by operating activities	50,111	126,685
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(5,041)	(130,918)
Acquisition of other assets, net of cash acquired	(5,344)	(2,432)
Purchases of property and equipment	(32,087)	(32,048)
Net cash used in investing activities	(42,472)	(165,398)
FINANCING ACTIVITIES:
Proceeds from revolver	169,000	210,000
Payments on revolver	(329,000)	(220,000)
Proceeds from issuance of debt	200,000	—
Repayment of term debt	(13,214)	—
Purchase and retirement of common stock	(25,000)	—
Repurchases from stock compensation program, net	(2,613)	(6,163)
Deferred debt issuance/modification costs	(855)	—
Net cash used in financing activities	(1,682)	(16,163)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(358)	257
CHANGE IN CASH AND CASH EQUIVALENTS	5,599	(54,619)
CASH AND CASH EQUIVALENTS—Beginning of period	83,642	145,250
CASH AND CASH EQUIVALENTS—End of period	$89,241	$90,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	September 27, 2024	September 29, 2023
Cash paid during the period for:
Income tax payment	$24,641	$42,017
Interest	$43,389	$14,608
Amounts included in the measurement of lease liabilities	$13,961	$10,026
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$38,719	$28,812
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$947	$756
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the “Company”) designs, engineers, manufactures, and markets performance-defining products and systems for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Certain of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”), while others are distributed to consumers through a global network of dealers and distributors and through direct-to-customer channels.
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
Fiscal Year Calendar - The Company operates on a 52-53-week fiscal year calendar. For 2024 and 2023, the Company’s fiscal year will end or has ended on January 3, 2025 and December 29, 2023, respectively. The 12-month periods ended January 3, 2025 and December 29, 2023, will include or have included 53 and 52 weeks, respectively. The three and nine-month periods ended September 27, 2024 and September 29, 2023 each included 13 weeks and 39 weeks, respectively.
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
Segments - The Company determined that, as of the end of the first quarter of fiscal year 2024, due to the manner in which we began to operate the business to further drive long term value to our stockholders and customers, we have three operating and reportable segments. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. Starting in March 2024, the Chief Executive Officer reviews additional financial information by operating and reportable segment for purposes of allocating resources and evaluating financial performance.
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
As of December 29, 2023, the Company classified all of its outstanding balance of the Incremental Term A Loan as non-current based on prepaying our required quarterly amortizing principal amounts for all of fiscal 2024. The prepayment was applied pro-rata to all future quarterly amounts instead. The Company analyzed the materiality of this accidental misclassification of current and non-current debt using Staff Accounting Bulletin No. 99 and concluded that in light of surrounding circumstances, this item would not have altered the judgement of a reasonable person relying on the Annual Report on Form 10-K. The current and non-current debt balances as of December 29, 2023 within our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q are recast to reflect the correct classification. The recast did not have any impact on net income.
Certain Significant Risks and Uncertainties - As of September 27, 2024, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
Impacts from international geopolitical conflicts, including continuing tensions between Taiwan and China, the Russian invasion of Ukraine, and the Israel-Palestine conflict, on the global economy, energy supplies and raw materials may prove to negatively impact the Company’s business and operations.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company plans to adopt ASU 2023-07 in the Annual Report on Form 10-K for fiscal year 2024 ending January 3, 2025 and subsequent interim periods. The adoption is not expected to have a material impact on the Company’s financial conditions and results of operations.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Powered Vehicles Group	$109,336	$123,076	$345,244	$405,519
Aftermarket Applications Group	100,283	136,039	309,264	430,391
Specialty Sports Group	149,502	72,002	386,576	295,773
Total net sales	$359,121	$331,117	$1,041,084	$1,131,683

The following table summarizes total net sales by sales channel:

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
OEM	$161,270	$155,632	$450,378	$570,550
Aftermarket/Non-OEM(1)	197,851	175,485	590,706	561,133
Total net sales	$359,121	$331,117	$1,041,084	$1,131,683
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales and various others, including Marucci’s sales within each of these.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
North America	$264,808	$268,703	$827,623	$864,612
Europe	53,789	31,958	118,563	147,082
Asia	34,581	25,540	79,066	104,399
Rest of the world	5,943	4,916	15,832	15,590
Total net sales	$359,121	$331,117	$1,041,084	$1,131,683

3. Inventory
Inventory consisted of the following:

	September 27, 2024	December 29, 2023
Raw materials	$250,696	$217,888
Work-in-process	11,012	8,813
Finished goods	139,655	145,140
Total inventory	$401,363	$371,841

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	September 27, 2024	December 29, 2023
Prepaid chassis deposits	$89,017	$108,866
Advanced payments and prepaid contracts	20,526	14,025
Other current assets	18,483	18,621
Total	$128,026	$141,512

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	September 27, 2024	December 29, 2023
Machinery and manufacturing equipment	$162,925	$149,502
Building and building improvements	82,874	77,998
Leasehold improvements	41,798	38,115
Internal-use computer software	38,853	35,518
Information systems, office equipment and furniture	30,184	26,972
Transportation equipment	20,896	15,505
Land and land improvements	15,028	14,692
Total property, plant and equipment	392,558	358,302
Less: accumulated depreciation and amortization	(149,343)	(121,110)
Total property, plant and equipment, net	$243,215	$237,192

The Company’s long-lived assets by geographic location are as follows:

	September 27, 2024	December 29, 2023
United States	$202,944	$198,033
International	40,271	39,159
Total long-lived assets	$243,215	$237,192

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	September 27, 2024	December 29, 2023
Payroll and related expenses	$28,743	$17,988
Income tax payable	—	21,743
Warranty	22,498	20,001
Current portion of lease liabilities	16,637	14,115
Accrued sales rebate	11,121	11,885
Other accrued expenses	14,875	17,668
Total	$93,874	$103,400
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

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Beginning warranty liability	$20,693	$19,751	$20,001	$17,071
Charge to cost of sales	5,623	4,152	15,112	12,763
Fair value of warranty assumed in acquisition	—	—	—	100
Costs incurred	(3,818)	(3,862)	(12,615)	(9,893)
Ending warranty liability	$22,498	$20,041	$22,498	$20,041
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
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition (as discussed in Note 15 - Acquisitions), the Company entered into the First Incremental Facility Amendment (the “Amendment”) amending the 2022 Credit Facility. The Amendment provided the Company with a term loan in an amount of $400,000 (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200,000 (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Term Loans”), each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company from and including December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
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
On July 31, 2024, the Company entered into the Third Amendment to the Credit Facility to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment.
At September 27, 2024, the one-month SOFR and three-month SOFR rates were 5.21% and 5.33%, respectively. At September 27, 2024, our weighted-average interest rate on outstanding borrowing was 6.30%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 27, 2024.
The following table summarizes the revolver under the 2022 Credit Facility:

	September 27, 2024	December 29, 2023
Amount outstanding	$210,000	$370,000
Standby letters of credit	171	—
Available borrowing capacity	439,829	280,000
Total borrowing capacity	$650,000	$650,000

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
As of September 27, 2024, future principal payments for term loan debt, including the current portion, are summarized as follows:

For fiscal year	September 27, 2024
2024 (remaining 3 months)	$6,071
2025	24,286
2026	24,286
2027	512,143
Total	$566,786
Debt issuance cost	(8,356)
Long-term debt, net of issuance cost	558,430
Less: current portion	(24,286)
Long-term debt less current portion	$534,144
On April 5, 2022, the Company executed an interest rate swap agreement and, subsequently, on August 26, 2024, the Company entered into three additional interest rate swap agreements. Through the swap agreements, the Company hedges the variability of cash flows in interest payments associated with the first $500,000 of its variable rate debt. Refer to Note 9 - Derivatives and Hedging for further details.

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
Legal Proceedings - On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint. Per the Court’s scheduling order, the plaintiff will file his opposition by December 13, 2024, and defendants will reply by January 13, 2025.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Stellantis to obtain truck chassis. For Stellantis chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises, and records the chassis within prepaids and other current assets on the condensed consolidated balance sheets until the chassis are transferred to the dealer customer’s floor plan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company has entered into floor plan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of chassis based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis, and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the condensed consolidated statements of cash flows.
At September 27, 2024 and December 29, 2023, the Company utilized $37,398 and $9,036, out of a maximum of $51,100 and $49,400 of Ford allocation of chassis, respectively, and $9,453 and $11,362, respectively, out of a maximum of $49,500 and $100,000 GM allocation of chassis. The Company incurred interest expense related to chassis on hand of $374 and $450 during the three months ended September 27, 2024 and December 29, 2023, respectively, and $789 and $3,359 during the nine months ended September 27, 2024 and December 29, 2023, respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
9. Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company utilizes interest rate swaps to limit its exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments based on the SOFR over the lives of the agreements without an exchange of the underlying principal amounts. The Company hedges the variability of cash flows in interest payments associated with the first $500,000 of its variable rate debt through the interest rate swaps.
As of September 27, 2024 and December 29, 2023, the Company had the following interest rate swap contracts:

			September 27, 2024	December 29, 2023
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$39	$104
July 2, 2021	April 5, 2022	$200,000	1,889	5,013
April 5, 2022	April 5, 2027	$100,000	1,411	3,394
September 20, 2024	December 26, 2025	$100,000	(318)	—
September 20, 2024	December 25, 2026	$200,000	(928)	—
September 20, 2024	September 21, 2029	$100,000	(626)	—
Total			$1,467	$8,511
On June 11, 2021, the Company terminated its existing swap agreement (the “2020 Swap Agreement”) and entered into an interest rate swap agreement (the “2021 Swap Agreement”) with a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the “2022 Swap Agreement”) with a notional amount of $100,000. The terminated 2020 and 2021 Swap Agreements resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that will continue to be accounted for in accumulated other comprehensive income, or AOCI, and amortized into earnings over the term of the associated debt instrument. On August 26, 2024, the Company entered into new interest rate swap agreements with an aggregate notional amount of $400,000.
The interest rate swaps are indexed to a three-month Term SOFR as defined in the agreements. The interest rate swaps met the criteria as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), and are recorded to other assets or other liabilities on the condensed consolidated balance sheets. Refer to Note 10 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the condensed consolidated statements of income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The unrealized gains and losses net of tax, deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three and nine months ended September 27, 2024 were net losses of $5,161 and $3,363, respectively; and for the three and nine months ended September 29, 2023 were gains of $782 and $970, respectively. The reclassifications of unrealized gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three and nine months ended September 27, 2024 were $1,779 and $5,339, respectively; and during the three and nine months ended September 29, 2023 were $1,063 and $3,189, respectively.
Over the next 12 months, the Company estimates that $9,032 will be reclassified as a decrease to interest expense related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	September 27, 2024				December 29, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred Compensation Plan Investments	$4,410	—	—	$4,410	$3,794	—	—	3,794
Interest Rate Swaps	—	1,411	—	1,411	—	3,394	—	3,394
Total assets measured at fair value	$4,410	$1,411	$—	$5,821	$3,794	$3,394	$—	$7,188
Liabilities:
Incremental Term Loans	$—	$558,430	$—	$558,430	$—	$373,528	$—	$373,528
Revolver	—	210,000	—	210,000	—	370,000	—	370,000
Interest Rate Swaps	—	1,872	—	1,872	—	—	—	—
Total liabilities measured at fair value	$—	$770,302	$—	$770,302	$—	$743,528	$—	$743,528
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine months ended September 27, 2024.
As of September 27, 2024, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
The Company mitigate the cash flow risk associated with changes in interest rates on its variable rate debt through interest rate swap agreements. Refer to Note 9 - Derivatives and Hedging for additional details of the agreement. In accordance with ASC 815, interest rate swap contracts are recognized as assets or liabilities on the condensed consolidated balance sheets and are measured at fair values. The fair values were estimated based on expected cash flows over the life of the swaps. These expected cash flows were determined using a pricing model that incorporated reasonable assumptions and available market data.
The Company invests in marketable securities to mitigate the risk associated with the investment return on the non-qualified deferred compensation plan provided to executives and non-employee directors. The investments are recorded as cash and cash equivalents at their quoted market price.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
There were no repurchases of common stock during the three months ended September 27, 2024. During the nine months ended September 27, 2024, the Company repurchased approximately 378 shares for $25,000, at an average price of $66.03. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per share. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings. As of September 27, 2024, authorized repurchases of $250,000 remain available to the Company.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of income:

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of sales	$324	$330	$880	$903
Sales and marketing	244	418	912	1,096
Research and development	266	331	892	834
General and administrative	(369)	2,779	3,890	11,209
Total	$465	$3,858	$6,574	$14,042

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
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the nine months ended September 27, 2024:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2023	248	$100.09
Granted	331	$45.92
Canceled	(27)	$80.15
Vested	(137)	$94.75
Unvested at September 27, 2024	415	$59.99
As of September 27, 2024, the Company had approximately $19,175 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.04 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
During the nine months ended September 27, 2024, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, against an adjusted EBITDA margin target. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The Company also issued PSUs to certain executives and non-executives based upon the Company’s performance, over a four-year performance period, against a trailing 12-month revenue target. These revenue-growth PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn either 0% or 100% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant assuming the performance goals will be achieved.
The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended September 27, 2024:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 29, 2023	70	$116.54
Granted	225	$46.78
Canceled	(17)	$52.89
Unvested at September 27, 2024	278	$64.01
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. The Company reduced the attainment percentage during the three months ended September 27, 2024. Future stock-based compensation expense for unvested PSUs could reach a maximum of $27,716 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.10 years.

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
The Company excluded 198 and 134 shares from the calculation of diluted earnings per share for the three and nine months ended September 27, 2024, and 3 shares for the nine months ended September 29, 2023, respectively, as these shares would have been antidilutive. No potentially antidilutive shares were excluded from the calculation of diluted earnings per share for the three months ended September 29, 2023.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income	$4,780	$35,293	$6,691	$116,795

Weighted average shares used to compute basic earnings per share	41,699	42,395	41,674	42,350
Dilutive effect of employee stock plans	25	115	45	147
Weighted average shares used to compute diluted earnings per share	41,724	42,510	41,719	42,497
Earnings per share:
Basic	$0.11	$0.83	$0.16	$2.76
Diluted	$0.11	$0.83	$0.16	$2.75

13. Income Taxes

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Provision (benefit) for income taxes	$250	$3,484	$(1,388)	$20,957
Effective tax rates	5.0%	9.0%	(26.2)%	15.2%
For the three months ended September 27, 2024, the difference between the Company’s effective tax rate of 5.0% and the 21% federal statutory rate was due to a benefit from the U.S. research and development tax credit, offset by the impact of discrete items on lower levels of pre-tax income, including a modification of the tax treatment of certain research and development expenditures recognized in prior years.
For the nine months ended September 27, 2024, the difference between the Company’s effective tax rate of (26.2)% and the 21% federal statutory rate was due to a benefit from the U.S. research and development tax credit, offset by the impact of discrete items on lower levels of pre-tax income, including a modification of the tax treatment of certain research and development expenditures recognized in prior years.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
14. Related Party Transactions
On March 3, 2023, the Company acquired all of the outstanding equity interest of Custom Wheel House, LLC (“Custom Wheel House”). Custom Wheel House has building leases for its office facilities in California. The buildings are owned by the former owner of Custom Wheel House, who was an employee of the Company until May 2024. Related-party rent expenses under these leases were $0 and $371 for the three and nine months ended September 27, 2024, and $180 and $360 for the three and nine months ended September 29, 2023.

15. Acquisitions
Acquisition of Marucci Sports LLC
On November 14, 2023, the Company, through Fox Factory, Inc., acquired 100% of the issued and outstanding stock of Wheelhouse Holdings Inc. (“Wheelhouse”) from Compass Group Diversified Holdings LLC for $567,236, net of cash acquired. Wheelhouse is the parent company of Marucci Sports, LLC (“Marucci”), which is an industry-leading designer, manufacturer, and distributor of premium performance baseball, softball, and other sports-related products. Marucci also develops and licenses franchises for sports training facilities, and its customer base is primarily located in the United States and certain international markets. The Company believes the acquisition advances FOX’s position as a diversified provider of market-leading branded products with a proven ability to win over both professional athletes and passionate consumer bases, while positioning the combined company for future profitable growth. This transaction was accounted for as a business combination.
The purchase price of Marucci was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 14, 2023 with the excess purchase price allocated to goodwill. During the nine months ended September 27, 2024, the Company updated the purchase price allocation and recorded adjustments to net assets of $892 and goodwill of $850. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

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
The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of November 14, 2023. The Company’s valuation is preliminary and subject to the Company’s validation of deferred taxes. The Company incurred $3,798 of acquisition costs in conjunction with the Marucci acquisition, of which $672 were incurred during the nine months ended September 27, 2024, respectively. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income. Additional debt issuance costs of $6,709 were incurred in association with financing the transaction and are amortized over the term of the Incremental Term Loan A. Refer to Note 7 - Debt for further details.
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
The results of operations for Marucci have been included in the Company's consolidated statements of income since the closing date of the acquisition on November 14, 2023. The total revenue for Marucci for the three and nine months ended September 27, 2024 amounted to $49,631 and $150,848, respectively. The total pre-tax income for Marucci for the three and nine months ended September 27, 2024 amounted to $4,354 and $11,226, respectively.

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
Powered Vehicles Group: This segment operates 2 plants in the United States. Our premium products sold under the FOX brand are for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. These products are sold through both OEM and aftermarket channels.
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
The tables that follow show selected segment financial information including information for prior comparative periods. Unallocated corporate expenses are corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated occupancy costs for our corporate headquarters, acquisition costs, other benefit and compensation programs, including performance-based compensation, and administrative expenses such as accounting, finance, legal, human resources, and information technology expenses.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales
Powered Vehicles Group	$109,336	$123,076	$345,244	$405,519
Aftermarket Applications Group	100,283	136,039	309,264	430,391
Specialty Sports Group	149,502	72,002	386,576	295,773
Net sales	$359,121	$331,117	$1,041,084	$1,131,683

Net income	4,780	35,293	6,691	116,795
Provision (benefit) for income taxes	250	3,484	(1,388)	20,957
Depreciation and amortization	20,845	14,807	61,699	43,519
Non-cash stock-based compensation	465	3,858	6,574	14,042
Litigation and settlement-related expenses	466	654	3,226	2,291
Other acquisition and integration-related expenses (1)	459	1,121	6,092	11,720
Organizational restructuring expenses	723	1,849	1,199	1,849
Strategic transformation costs	266	—	1,520	—
Interest and other expense, net	13,772	2,588	40,964	11,087
Adjusted EBITDA	$42,026	$63,654	$126,577	$222,260

Powered Vehicles Group	8,948	26,385	40,719	67,925
Aftermarket Applications Group	9,394	31,877	38,420	105,986
Specialty Sports Group	36,521	19,727	89,792	95,666
Unallocated corporate expenses	(12,837)	(14,335)	(42,354)	(47,317)
Adjusted EBITDA	$42,026	$63,654	$126,577	$222,260
(1) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets, per period as follows:

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Acquisition related costs and expenses	$459	$113	$1,607	$1,817
Purchase accounting inventory fair value adjustment amortization	—	1,008	4,485	9,903
Other acquisition and integration-related expenses	$459	$1,121	$6,092	$11,720

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
•legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the impact of changing emissions and other related climate change regulations in the various jurisdictions in which our products are produced, used, and/or sold;
•the cost of compliance with, or liabilities related to, environmental or other governmental regulations or changes in governmental or industry regulatory standards;
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$359.1	$331.1	$1,041.1	$1,131.7
Cost of sales	251.6	223.9	719.5	759.1
Gross profit	107.5	107.2	321.6	372.6
Operating expenses:
General and administrative	32.4	25.7	106.8	89.7
Sales and marketing	29.1	24.4	89.8	74.7
Research and development	16.1	8.9	45.3	39.4
Amortization of purchased intangibles	11.0	6.8	33.4	20.0
Total operating expenses	88.7	65.9	275.3	223.7
Income from operations	18.8	41.4	46.3	148.8
Interest expense	14.2	3.5	41.4	11.4
Other income, net	(0.5)	(0.9)	(0.5)	(0.3)
Income before income taxes	5.0	38.8	5.3	137.8
Provision (benefit) for income taxes	0.3	3.5	(1.4)	21.0
Net income	$4.8	$35.3	$6.7	$116.8
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the nine months ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.1	67.6	69.1	67.1
Gross profit	29.9	32.4	30.9	32.9
Operating expenses:
General and administrative	9.0	7.8	10.3	7.9
Sales and marketing	8.1	7.4	8.6	6.6
Research and development	4.5	2.7	4.4	3.5
Amortization of purchased intangibles	3.1	2.1	3.2	1.8
Total operating expenses	24.7	19.9	26.4	19.8
Income from operations	5.2	12.5	4.4	13.2
Interest expense	4.0	1.0	4.0	1.0
Other income, net	(0.1)	(0.3)	—	—
Income before income taxes	1.4	11.7	0.5	12.2
Provision (benefit) for income taxes	0.1	1.1	(0.1)	1.9
Net income	1.3%	10.7%	0.6%	10.3%
*Percentages may not foot due to rounding.

Three months ended September 27, 2024 compared to three months ended September 29, 2023
Consolidated net sales

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Net sales	$359.1	$331.1	$28.0	8.5%
Total net sales for the three months ended September 27, 2024 increased $28.0 million, or 8.5%, compared to the three months ended September 29, 2023. The increase in net sales is primarily due to the inclusion of $49.6 million in net sales from Marucci that was acquired in November 2023, and a $27.9 million increase in bike sales, partially offset by a shift in product mix, higher interest rates impacting industry and consumer demands, and higher inventory levels at dealerships. Although bike sales improved compared to prior year, the ongoing channel inventory recalibration and, to a lesser extent, lower end consumer demand remain headwinds.
Cost of sales

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Cost of sales	$251.6	$223.9	$27.7	12.4%
Cost of sales for the three months ended September 27, 2024 increased $27.7 million, or 12.4%, compared to the three months ended September 29, 2023. The increase in cost of sales and a decrease in gross margin of 250 basis points to 29.9% for the three months ended September 27, 2024 as compared to the same prior fiscal year period are primarily due to a shift in our product line mix and reduced operating leverage on lower volume.
Operating expenses

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Operating expenses:
General and administrative	$32.5	$25.7	$6.8	26.5%
Sales and marketing	29.1	24.5	4.6	18.8
Research and development	16.1	8.9	7.2	80.9
Amortization of purchased intangibles	11.0	6.8	4.2	61.8
Total operating expenses	$88.7	$65.9	$22.8	34.6%
Total operating expenses for the three months ended September 27, 2024 were $88.7 million, compared to $65.9 million for the three months ended September 29, 2023. General and administrative expenses increased $6.8 million, and sales and marketing expenses increased $4.6 million primarily due to the inclusion of Marucci operating expenses. Research and development expenses increased $7.2 million mainly due to personnel investments to support future growth and product innovation and additional benefit from a state research and development tax credit received in prior year. Amortization of purchased intangibles increased by $4.2 million driven by amortization of additional acquired intangibles.

Income from operations

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Income from operations	$18.8	$41.4	$(22.6)	(54.6)%
As a result of the factors discussed above, income from operations for the three months ended September 27, 2024 decreased $22.6 million, or 54.6%, compared to income from operations for the three months ended September 29, 2023.
Interest and other expense, net

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Interest expense	$14.2	$3.5	$10.7	305.7%
Other income, net	(0.5)	(0.9)	0.4	(44.4)
Interest and other expense, net	$13.7	$2.6	$11.1	426.9%
Interest and other expense, net for the three months ended September 27, 2024 increased by $11.1 million to $13.7 million, compared to $2.6 million for the three months ended September 29, 2023. Interest expense increased by $10.7 million due to additional debt and higher interest rates.
Income taxes

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Provision for income taxes	$0.3	$3.5	$(3.2)	(91.4)%
The effective tax rates were 5.0% and 9.0% for the three months ended September 27, 2024 and September 29, 2023, respectively.
For the three months ended September 27, 2024, the difference between the Company’s effective tax rate of 5.0% and the 21% federal statutory rate was due to a benefit from the U.S. research and development tax credit, offset by the impact of discrete items on lower levels of pre-tax income, including a modification of the tax treatment of certain research and development expenditures recognized in prior years.
For the three months ended September 29, 2023, the difference between our effective tax rate of 9.0% and the 21% federal statutory rate was due to a benefit from the U.S. research and development tax credit related to multiple periods and a lower tax rate on foreign derived intangible income. These benefits were partially offset by other non-deductible expenses and state taxes.
Net income

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Net income	$4.8	$35.3	$(30.5)	(86.4)%
As a result of the factors described above, our net income decreased $30.5 million, or 86.4%, to $4.8 million in the three months ended September 27, 2024 from $35.3 million for the three months ended September 29, 2023.

Segment Review
Due in part to how we operate our business and to best serve our customers, we manage our activities based on three operating segments: Powered Vehicles Group, Aftermarket Applications Group, and Specialty Sports Group.
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common stockholders to adjusted EBITDA, see Note 16 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$109.3	$123.1	$(13.7)	(11.2)%
Aftermarket Applications Group	100.3	136.0	(35.8)	(26.3)
Specialty Sports Group	149.5	72.0	77.5	107.6
Net sales	$359.1	$331.1	$28.0	8.5%

Adjusted EBITDA
Powered Vehicles Group	$8.9	$26.4	$(17.5)	(66.3)%
Aftermarket Applications Group	9.4	31.9	(22.5)	(70.5)
Specialty Sports Group	36.5	19.7	16.8	85.3
Unallocated corporate expenses	(12.8)	(14.3)	1.5	(10.5)
Adjusted EBITDA	$42.0	$63.7	$(21.7)	(34.1)%
Powered Vehicles Group
Powered Vehicles Group net sales decreased by $13.7 million, or 11.2%, due to lower industry demand in Power Sports and automotive because of higher interest rates.
Powered Vehicles Group adjusted EBITDA decreased by $17.5 million, or 66.3%, driven by a decrease in gross profit, an increase in personnel investments and additional benefit from a state research and development tax credit received in prior year.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $35.8 million, or 26.3%, driven by lower upfitting sales due to product mix, higher interest rates impacting industry dealers and consumers, and higher inventory levels at dealerships.
Aftermarket Applications Group adjusted EBITDA decreased by $22.5 million, or 70.5%, mainly due to lower gross profit.
Specialty Sports Group
Specialty Sports Group net sales increased by $77.5 million, or 107.6%, primarily due to the inclusion of $49.6 million in net sales from Marucci, which we acquired in November 2023, and a $27.9 million increase in bike sales. Although bike sales improved compared to prior year, the ongoing channel inventory recalibration and, to a lesser extent, lower end consumer demand remain headwinds.
Specialty Sports Group adjusted EBITDA increased by $16.8 million, or 85.3%, primarily due to an increase in gross profit driven by the inclusion of Marucci.

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
Unallocated corporate expenses decreased by $1.5 million, or 10.5%, driven by cost containment measures.

Nine months ended September 27, 2024 compared to nine months ended September 29, 2023
Consolidated net sales

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Net sales	$1,041.1	$1,131.7	$(90.6)	(8.0)%
Total net sales for the nine months ended September 27, 2024 decreased $90.6 million, or 8.0%, compared to the nine months ended September 29, 2023. The decrease in net sales is primarily due to product mix, higher interest rates impacting industry and consumer demands, higher levels of inventory at dealerships, and the ongoing bike channel inventory recalibration, offset by the inclusion of $150.8 million in net sales from Marucci that was acquired in November 2023.
Cost of sales

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Cost of sales	$719.5	$759.1	$(39.6)	(5.2)%
Cost of sales for the nine months ended September 27, 2024 decreased $39.6 million, or 5.2%, compared to the nine months ended September 29, 2023. The decrease in cost of sales is primarily due to our decreased sales. Our gross margin decreased by 200 basis points to 30.9% for the nine months ended September 27, 2024 as compared to the same prior fiscal year period is primarily due to a shift in our product line mix and operating leverage on lower volume.
Operating expenses

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Operating expenses:
General and administrative	$106.8	$89.7	$17.1	19.1%
Sales and marketing	89.8	74.7	15.1	20.2
Research and development	45.3	39.4	5.9	15.0
Amortization of purchased intangibles	33.4	20.0	13.4	67.0
Total operating expenses	$275.3	$223.7	$51.6	23.1%
Total operating expenses for the nine months ended September 27, 2024 were $275.3 million, compared to $223.7 million for the nine months ended September 29, 2023. General and administrative expenses increased $17.1 million and sales and marketing expenses increased $15.1 million primarily due to the inclusion of Marucci operating expenses and the full nine months of Custom Wheel House operating expenses, partially offset by our cost containment measures. Research and development expenses increased $5.9 million driven by personnel investments to support future growth and product innovation and the inclusion of Marucci expenses. Amortization of purchased intangibles increased by $13.4 million mainly due to amortization of additional acquired intangibles.

Income from operations

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Income from operations	$46.3	$148.8	$(102.5)	(68.9)%
As a result of the factors discussed above, income from operations for the nine months ended September 27, 2024 decreased $102.5 million or 68.9%, compared to income from operations for the nine months ended September 29, 2023.
Interest and other expense, net

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Interest expense	$41.4	$11.4	$30.0	263.2%
Other expense, net	(0.5)	(0.3)	(0.2)	66.7
Interest and other expense, net	$40.9	$11.1	$29.8	268.5%
Interest and other expense, net for the nine months ended September 27, 2024 increased by $29.8 million to $40.9 million, compared to $11.1 million for the nine months ended September 29, 2023. Interest expense increased by $30.0 million to $41.4 million due to additional debt and higher interest rates.
Income taxes

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
(Benefit) provision for income taxes	$(1.4)	$21.0	$(22.4)	(106.7)%
The effective tax rates were (26.2)% and 15.2% for the nine months ended September 27, 2024 and September 29, 2023, respectively.
For the nine months ended September 27, 2024, the difference between the Company’s effective tax rate of (26.2)% and the 21% federal statutory rate was due to a benefit from the U.S. research and development tax credit, offset by the impact of discrete items on lower levels of pre-tax income, including a modification of the tax treatment of certain research and development expenditures recognized in prior years.
For the nine months ended September 29, 2023, the difference between our effective tax rate of 15.2% and the 21% federal statutory rate resulted primarily from a lower tax rate on foreign derived intangible income and benefit from the U.S. research and development tax credit related to multiple periods. These benefits were partially offset by other non-deductible expenses and state taxes.
Net income

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Net income	$6.7	$116.8	$(110.1)	(94.3)%
As a result of the factors described above, our net income decreased $110.1 million, or 94.3% to $6.7 million for the nine months ended September 27, 2024 from $116.8 million for the nine months ended September 29, 2023.

Segment Review
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common stockholders to adjusted EBITDA, see Note 16 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$345.2	$405.5	$(60.3)	(14.9)%
Aftermarket Applications Group	309.3	430.4	(121.1)	(28.1)
Specialty Sports Group	386.6	295.8	90.8	30.7
Net sales	$1,041.1	$1,131.7	$(90.6)	(8.0)%

Adjusted EBITDA
Powered Vehicles Group	$40.7	$67.9	$(27.2)	(40.1)%
Aftermarket Applications Group	38.4	106.0	(67.6)	(63.8)
Specialty Sports Group	89.8	95.7	(5.9)	(6.2)
Unallocated corporate expenses	(42.3)	(47.3)	5.0	(10.6)
Adjusted EBITDA	$126.6	$222.3	$(95.7)	(43.0)%
Powered Vehicles Group
Powered Vehicles Group net sales decreased by $60.3 million, or 14.9%, due to lower industry demand in Power Sports and automotive because of higher interest rates.
Powered Vehicles Group adjusted EBITDA decreased by $27.2 million, or 40.1%, mainly due to a decrease in gross profit.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $121.1 million, or 28.1%, driven by lower upfitting sales due to product mix, higher interest rates impacting industry dealers and consumers, and higher inventory levels at dealerships.
Aftermarket Applications Group adjusted EBITDA decreased by $67.6 million, or 63.8%, mainly due to lower gross profit.
Specialty Sports Group
Specialty Sports Group net sales increased by $90.8 million, or 30.7%, primarily due to the inclusion of $150.8 million in net sales from Marucci, partially offset by a reduction in bike sales of $60.0 million because of the ongoing bike channel inventory recalibration and, to a lesser extent, lower end consumer demand.
Specialty Sports Group adjusted EBITDA decreased by $5.9 million, or 6.2%, primarily due to a decline in gross profit driven by reduced operating leverage on lower volume, offset by the inclusion of Marucci which grew year over year.
Unallocated corporate expenses
Unallocated corporate expenses decreased by $5.0 million, or 10.6%, driven by cost containment measures.

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
As of September 27, 2024, we held $31.0 million of our $89.2 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the nine months ended
(in millions)	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$50.1	$126.7
Net cash used in investing activities	(42.5)	(165.4)
Net cash used in financing activities	(1.7)	(16.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3
Change in cash and cash equivalents	$5.6	$(54.6)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the nine months ended September 27, 2024, net cash provided by operating activities was $50.1 million. Our investment in operating assets and liabilities is a result of an increase in inventory of $29.0 million, a decrease in income taxes payable of $25.3 million, and an increase in accounts receivable of $21.8 million, partially offset by an increase in accounts payable of $24.2 million, an increase in accrued expenses and other liabilities of $11.3 million, and a decrease in prepaids and other assets of $9.9 million. The decrease in income taxes payable is mainly due to lower income tax expense and our income tax payments. The increase in inventory is mainly due to timing and some seasonal inventory. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The decrease in prepaids and other assets is primarily due to lower chassis deposits as we worked to sell through model year 2024. The increase in accrued expenses and other liabilities is mainly due to additional leases. The change in our accounts payable is driven by timing of inventory purchases and vendor payments.
In the nine months ended September 29, 2023, net cash provided by operating activities was $126.7 million. Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $53.5 million primarily due to carrying more chassis to meet current year production needs for the upfitting product lines, and decreases in accounts payable of $51.4 million, income taxes payable of $20.4 million and accrued expenses and other liabilities of$7.3 million, partially offset by decreases in accounts receivable of $53.3 million and inventory of $20.4 million. The change in our accounts receivable reflects a shift in our product line mix and the timing of customer collections. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in accrued expenses and other liabilities is primarily due to payments made for compensation and tax related accruals. The decrease in inventory reflects our continued efforts to optimize inventory levels.
Investing activities
In the nine months ended September 27, 2024 and September 29, 2023, net cash used in investing activities consisted of $42.5 million and $165.4 million, respectively. Investing activities for the nine months ended September 27, 2024 consisted of $32.1 million of property and equipment additions, $5.3 million of cash consideration for our acquisition of other assets, and $5.0 million of cash consideration for our acquisitions. Investing activities for the nine months ended September 29, 2023 consisted of $130.9 million of cash consideration for our purchase of Custom Wheel House, $32.0 million of property and equipment additions and $2.4 million in cash consideration for our purchase of other assets.

Financing activities
In the nine months ended September 27, 2024, net cash used in financing activities was $1.7 million, and consisted of the proceeds from our 2022 Credit Facility revolver of $169.0 million and draw from the Delayed Draw Term Loan of $200.0 million that were used to support our working capital, offset by payments of $329.0 million to reduce the revolver borrowings, $13.2 million repayments on our term loans, $25.0 million to repurchase shares of our common stock for retirement, and payments of $2.6 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.00%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At September 27, 2024, the one-month SOFR and three-month SOFR rates were 5.21% and 5.33%, respectively. At September 27, 2024, our weighted-average interest rate on outstanding borrowing was 6.30%.
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

On July 31, 2024, the Company entered into the Third Amendment to the Credit Facility to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment. The Company continues to work on gaining further flexibility.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of September 27, 2024.

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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2024. Based on the evaluation of our disclosure controls and procedures as of September 27, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally seeks money damages, interest, attorneys’ fees, and other costs. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint. Per the Court’s scheduling order, the plaintiff will file his opposition by December 13, 2024, and defendants will reply by January 13, 2025.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.
ITEM 1A. RISK FACTORS
Work stoppages or other disruptions, including those that involve our customers, could adversely affect our operating results.
A portion of our goods move through ports on the coasts of the U.S. We have a global supply chain, and we import products from our third-party vendors and our Fox Taiwan facility into the U.S. largely through these ports. Dockworkers, none of whom are our employees, must offload freight from ships arriving at these ports. We do not control the activities of these employees or seaports, and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns, or shutdowns that may occur, as was experienced in February 2015, in relation to certain ports on the West Coast of the U.S. Most recently, the International Longshoremen’s Association (“ILA”), which negotiates on behalf of 45,000 dockworkers at three dozen ports from Maine to Texas and collectively handles about half of seaborne imports into the U.S., began a member strike due to disagreements with the United States Maritime Alliance. While the ILA strike was suspended after two days and dockworkers returned to ports following an improved wage offer and tentative agreement with the United States Maritime Alliance, the parties continue to negotiate on a long-term agreement. The 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future or any slowdown or stoppage relating to the ongoing labor agreement negotiations, including the reinstatement of a strike by the ILA, could potentially have a negative effect on both our financial condition and results of operations. Further, the improved wage offer outlined in the tentative agreement with the ILA could increase import and export costs. Additionally, the Baltimore Francis Scott Key bridge accident in March 2024 leading to the suspension of activity in the Port of Baltimore caused rerouting of shipping vessels, which may create congestion and delays in other ports, including certain East Coast ports through which we import products, increase fuel costs for shipping, and have long-standing impacts on supply chains in the retail and manufacturing industries. While the Port of Baltimore opened to maritime traffic on June 10, 2024, the bridge that is not expected to be rebuilt until late 2028 and further work to clear out wreckage and maintenance of the port may continue to cause delays in the Port of Baltimore and other East Coast ports where activities are rerouted. The incident has also raised concerns regarding deteriorating infrastructure throughout the U.S., which may further cause shipping delays and harm results of operation as such infrastructure is replaced or updated with new safety measures. Furthermore, the ongoing effects of the COVID-19 pandemic increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.
Work stoppages, labor disputes, and other disruptions involving our customers or otherwise could also adversely affect our operating results. For example, the United Auto Workers Union (“UAW”) 2023 strike impacted Ford Motor Company, General Motors, and Stellantis after the UAW was unable to reach a deal with the three automakers. Automotive OEMs are some of the largest customers of our powered vehicle suspension products. Recently, the UAW again threatened strikes against one of Ford Motor Company’s units and Stellantis, though Ford and the UAW reached a tentative agreement prior to any strike activity by workers. The 2023 UAW strike may have lingering effects that could continue to impact the automotive industry. Any such lingering effects may adversely impact our own business, financial condition, or results of operation. Any future strikes, including the threatened 2024 UAW strikes and including any strikes against our customers, are highly unpredictable and may negatively affect our business. The ultimate impact on our business, financial position, and results of operations will depend on factors beyond our control, including the duration and scope of labor strikes.
U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25% on steel and 10% on aluminum, with only a handful of countries exempt from the increase. Throughout the Trump Administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. The U.S. and the European Union also imposed tariffs on each other’s products stemming from a dispute at the World Trade Organization related to aircraft. The Biden Administration and U.S. Congress have created significant uncertainty about their review of tariffs and future relationships between the U.S. and other countries with respect to regulations. Recently, a coalition of U.S. producers of aluminum extrusions filed a petition with U.S. trade authorities requesting the imposition of anti-dumping duties against imports of aluminum extrusions from 15 countries. The U.S. Department of Commerce began investigations based on the petitions and, following preliminary determinations, the U.S. Customs and Border Patrol started collecting anti-dumping duty cash deposits in May 2024. The final phase of hearings occurred in October 2024. The International Trade Commission is expected to announce final determinations on November 12, 2024, with the issuance of orders to follow. Because aluminum is one the primary raw materials used in the production of our products, our operating results could be adversely impacted by the imposition of duties on extruded aluminum.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended September 27, 2024:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (3)
6/29-8/2	609	$51.14	—	$250,000,000
8/3-8/30	—	$—	—	$250,000,000
8/31-9/27	—	$—	—	$250,000,000
Total	609	$51.14	—	$250,000,000

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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 27, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
10.1	Third Amendment to Credit Agreement, dated July 31, 2024				X
10.2	Amendment to Pilot Agreement, dated September 25, 2024				X
10.3†	Executive Separation and Release Agreement, dated August 13, 2024,between Fox Factory, Inc., Fox Factory Holding Corp., and Thomas L. Fletcher.	8-K	001-36040	August 15, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

October 31, 2024	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
October 31, 2024	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)