Form 10-K
period 2025-01-03
FOX FACTORY HOLDING CORP
filed 2025-02-28
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2025
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,338,778,148. As of February 20, 2025, there were 41,683,905 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our United States (“U.S.”) Securities and Exchange Commission (“SEC”) filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K are subject to numerous risks and uncertainties, including but not limited to risks related to:
•changes in general economic conditions, including market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the on-going Russian war in Ukraine, the Israel-Palestine conflict, or similar events, or due to inflation, higher interest rates, or tariffs;
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
•our ability to execute our cost optimization efforts;
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
•our ability to adapt our business model to mitigate the impact of certain changes in tax laws and other regulatory matters;
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
Description of our business
We are a designer, engineer, manufacturer and marketer of performance-defining products and systems used primarily on bikes, off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, and specialty vehicles and applications, and premium baseball and softball gear and equipment. We believe our products offer innovative design, performance, durability and reliability. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and comfort while riding over rough terrain in varied environments or providing improved control and responsiveness for on-road only vehicles or out on a ball field. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Olympic Games, the Union Cycliste Internationale Mountain Bike World Cup, the X Games, the Baja 1000, and professional baseball, including Major League Baseball. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes.
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Specialized, Trek Bicycles, Giant, Cube, Orbea, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles in Specialty Sports and BRP, Ford Motor Company (“Ford”), Polaris, Toyota, 4 Wheel Parts, Kawasaki, Yamaha, Stellantis, CF Moto, and Honda in Powered Vehicles and Aftermarket Applications, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve the marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors, as well as our direct to customer platforms.
Industry
We participate in large global markets for bikes, powered vehicles, and baseball equipment used by recreational and professional consumers. Today, our products for bicycles are primarily for mountain bikes, e-bikes and gravel bikes. Our products for powered vehicles are used primarily on off-road vehicles and trucks, on-road vehicles with and without off-road capabilities, side-by-sides, ATVs, snowmobiles, specialty vehicles and applications, including military, and motorcycles.
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
Premium brand with strong consumer loyalty
We believe that we developed a reputation for performance-defining products and that we own and license established trademarks, such as FOX®, FOX RACING SHOX®, BLACK WIDOW®, ROCKY RIDGE®, METHOD RACE WHEELS®, BDS®, BAJA KITS®, RACE FACE®, MARZOCCHI®, MARUCCI®, VICTUS®, BAUM BAT®, LIZARD SKINS®, and BASEBALL PERFORMANCE LAB®, which are perceived as premium brands. As such, our performance-defining products are generally sold at premium prices. We take great effort to maintain our brands in the eyes of consumers. For instance, our FOX® logo is prominently displayed on our FOX® branded products used on bikes and powered vehicles sold by our OEM customers, which helps further reinforce our brand image. We believe that our brands achieved strong loyalty from our consumers. To support our brands, we introduce new products that we believe feature innovative technologies designed to improve performance and enhance our brand loyalty with consumers.
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
•our racing culture, including on-site technical race support for professional athletes, which provides us with unique real-time insights as to the evolving performance-defining product needs of those participating in challenging world-class events and is an integral part of our research and development efforts;
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
 Over the past several years, we have developed multiple new products, such as:

•Fox Factory Silverado 1500, the first Fox upfitted vehicle showcasing Semi-Active Dual Live Valve Shocks, Baja Kits Long-Travel Suspension with 15” Wheel Travel, Supercharged to 700, and a host of additional exclusive performance and design upgrades.
•Semi-active Dual Live Valve shocks with compression and rebound control, for ultimate confidence and control, which such technology is currently being used in utility terrain vehicles (“UTVs”) and the top tier of off-road performance trucks;
•Live Valve, our proprietary semi-active, electronic suspension that processes data from multiple vehicle sensors to adjust the suspension virtually instantaneously to the demands of changing terrain, which such technology is currently used in UTVs, trucks, and mountain bikes;
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
•Ridetech 67-69 Camaro Subframe – this product goes one step beyond Ridetech’s suspension kits and replaces the entire subframe to allow larger wheel and tire fitments, modern steering and modern powertrains. This gives consumers the option to solve many pain points with a single product that delivers performance gains beyond that of a typical suspension-only upgrade;
•XT Series of lift kits to better serve the go-fast off road market. These suspension kits come standard with top of the line shock technology;
•BDS Tundra Lift Kits incorporate Toyota Tundra that provide shock, suspension and ground clearance upgrades to aid off-road performance;
•Market leading 3-4” Bronco suspension lift products that are custom designed to each model configuration and that range from load spacers and coil-overs, to remote adjustable shocks for increased off-road performance, comfort and control;
•Fox Grip SL, Grip X and Grip X2 line of innovative dampers for all Fox Factory series forks. This new line of innovative dampers builds of the highly successful and race proven GRIP architecture. Further living into our purpose-built suspension philosophy; the Grip SL is focused on XC and endurance applications, Grip X on trail and all-mountain riding, and Grip X2 is our highest performing gravity-focusing damper. The Grip X2 damper was awarded 2024 suspension product of the year by the largest global mountain bike media site (Pinkbike.com).
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
•Easton EC90 SL Crankset, a versatile and ultralight gravel road bike crankset that allows quick conversion between 1x and 2x chainring configurations;
•Method Raised Wheels, a series of new wheels featuring innovative new styles ranging from bold to sophisticated. Raised series of wheels is a fusion of design and best structural warranty, giving consumers unmatched visual appeal and piece of mind;
•The Marucci CATX2, a premium metal baseball bat engineered for elite performance, that features patented anti-vibration technology in both the knob and the end of the barrel for a smoother swing;
•The Marucci MXB Footwear Collection, the first baseball and softball footwear to feature the BOA® Fit System, allowing a more personalized fit for athletes during play; and

•The Marucci CATX Puck Knob, the first metal bat featuring an integrated puck knob that optimizes the weight distribution of the bat.
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
Our strategy
Our goal is to expand our leadership position in designing, engineering, manufacturing and marketing performance-defining products designed to enhance ride dynamics and performance. We intend to focus on the following key strategies in pursuit of this goal:
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
Leverage technology and brand to expand into new categories and end-markets
We believe innovation is the foundation of our company. As we continue to leverage the latest technology to develop a diverse portfolio of performance-defining products, our Powered Vehicle Group facility extends our ability to not only scale to newer levels but also do it efficiently. We have great relations with our OEM and aftermarket partners and given our key distinct strengths, we believe we have and will continue to win more applications. Leveraging our technology and scale, we successfully expanded into recreational vehicles and street car applications, international truck and sports utility vehicle (“SUV”) applications, and entry premium bike applications, and we believe there are opportunities to further penetrate these markets and grow with more pioneering product applications. Additionally, to grow our end user base, we are now looking at ways to explore international opportunities with some of our applications.

Opportunistically expand our business platform through acquisitions
Over the past several years, we completed acquisitions that we believe enhance our business and strategically expand our product offerings. In March 2020, we acquired substantially all the issued and outstanding capital stock of SCA Performance Holdings, Inc. (“SCA”), a leading OEM authorized specialty vehicle manufacturer for light duty trucks and sport utility vehicles. In May 2021, through our wholly owned subsidiary, SCA, we acquired all of the issued and outstanding stock of Manifest Joy LLC (“Outside Van”), a custom van conversion company that designs and custom engineers recreational vehicles. In December 2021, through our wholly owned subsidiary, Shock Therapy Suspension, Inc., we acquired substantially all the assets of Shock Therapy LLC (“Shock Therapy”), a premier suspension tuning company in the off-road industry. In March 2023, we purchased all of the outstanding equity of CWH Blocker Corp., (“Blocker”), and thereafter, through Blocker, acquired all of the outstanding equity interest of CWH Holdco, LLC, the parent company of Custom Wheel House, LLC (“Custom Wheel House”). Custom Wheel House is a designer, marketer, and distributor of high-performance wheels, performance off-road tires, and accessories, including the premier flagship brand Method Race Wheels. In November 2023, through our wholly owned subsidiary, Marucci Merger Sub, Inc., we acquired substantially all the issued and outstanding capital stock of Wheelhouse Holdings, Inc., the parent company of Marucci Sports, LLC (“Marucci”), a leading designer, manufacturer, and marketer of highly engineered premium wood, aluminum and composite baseball bats as well as other diamond sports products. In December 2024, through our wholly owned subsidiary, Marzocchi Suspension Holding S.r.l., we acquired all of the outstanding equity of Marzocchi Suspension S.r.l. (“Marzocchi”), a leader in motorbike suspension manufacturing. The Company expects that these acquisitions will continue to support the expansion of its North American geographic manufacturing footprint and the broadening of its product offerings in the automotive and sport industries. We believe there is opportunity to expand our total available market by broadening our acquisition focus to include a more diverse range of performance products that add to or improve our customers’ enjoyment of their activities of choice. We also believe that our passionate customer base has a desire for other types of performance products beyond those that attach to a vehicle or bike.
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
Powered Vehicles Group (“PVG”)
Within the market for off-road and specialty vehicle suspension components, we compete with ThyssenKrupp Bilstein Suspension GmbH (commonly known as “Bilstein”), King Shock Technology, Inc. (commonly known as “King Shocks”), Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension, Rancho (“Tenneco”), and others.
Within the market for powered vehicle suspension components, we compete with several companies in different submarkets. In the ATV and side-by-side markets, outside of vertically-integrated OEMs, we compete with ZF Sachs (ZF Friedrichshafen AG), and Walker Evans Racing for OEM business and Elka Suspension Inc., Öhlins Racing AB, Works Performance Products, and Penske Racing Shocks / Custom Axis, Inc. for aftermarket business, and others. In the snowmobile market, we compete with KYB (Kayaba Industry Co., Ltd.), Öhlins Racing AB, Walker Evans Racing, Works Performance Products, Inc., Penske Racing Shocks / Custom Axis, Inc, and others.
Aftermarket Applications Group (“AAG”)
In the market for suspension systems, or lift kits, we compete with TransAmerican Wholesale/Pro Comp USA, Rough Country Suspension Systems, TeraFlex, Falcon, ReadyLIFT Suspension, Tuff Country EZ-Ride Suspension, Rusty’s Off-Road, MTS Offroad, Thumper Fab, and others.
In the market for upfitted vehicles, we compete with Roush Performance, Waldoch, Sherrod Vans, American Luxury Coach, DSI Custom Vehicles, Storyteller Overland, Remote Vans, Winnerbago, Airstream, Grench, Grit Overland, Roadtrek, Pleasureway, Benchmark, Sync Vans, Titan Van, Off Highway Vans, and others. In the market for aftermarket wheels, we compete with Wheel Pros (KMC, Black Rhino, Fuel, XD Wheels) and Raceline, as well as others.
Specialty Sports Group (“SSG”)
Within the market for bike suspension components, we compete with several companies that manufacture front and rear suspension products, including RockShox (a subsidiary of SRAM Corp.), X-Fusion Shox (a wholly owned subsidiary of A-Pro), Manitou (a subsidiary of HB Performance Systems), SR Suntour, DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Cane Creek Cycling, DVO Suspension, Bos-Mountain Bike Suspensions, and Öhlins Racing AB. In the market for other bike components, we compete with SRAM, Truvativ and Zipp (all subsidiaries of SRAM Corp.), DT Swiss (a subsidiary of Vereinigte Drahtwerke AG), Mavic (a subsidiary of Bourrelier), and Shimano, as well as others.
Within the market for baseball and softball gear and equipment, we compete with offerings from multiple large baseball equipment manufacturers, including Easton (under the Easton and Rawlings brands) and Wilson Sporting Goods Company (under the Wilson, DeMarini, Louisville Slugger, and Evoshield brands), and numerous smaller wood bat specific brands including Old Hickory, Chandler Bats, Tucci, Dove Tail, Sam Bat, and D-Bat, as well as others.

Our products
We design, engineer and manufacture performance-defining products, of which a significant portion is suspension products. These suspension products dissipate the energy and force generated by bikes and powered vehicles while they are in motion. Suspension products allow wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position-sensitive damping, electronically controllable damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance. We also offer premium baseball and softball gear and equipment.
We use high-grade materials in our products and developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high-performance levels and customer satisfaction.
Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX brand for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. In each of the years ended January 3, 2025, December 29, 2023 and December 30, 2022, approximately 33%, 36% and 27%, respectively, of our net sales were attributable to net sales of powered vehicles related products.
Products for these vehicles are designed for use on roads, trail riding, racing, and to help maximize performance and comfort. Our products have also been used on limited quantities of off-road military vehicles and other small-scale select military applications. Our aftermarket truck suspension component products in the powered vehicles category range from two-inch bolt-on shocks to our patented position sensitive internal bypass shocks. In addition, we manufacture suspension systems that enhance the handling and ride quality of muscle cars, trucks, sports cars and hot rods. With the recent acquisition of Marzocchi in 2024, we expanded our product portfolio to include Marzocchi motorcycle shocks, forks, cushioning, and hydraulic components. This acquisition enhances our market position by aligning us with Marzocchi's established client base, which includes leading motorcycle manufacturers such as Ducati, BMW, and Triumph.
Aftermarket Applications
Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Fox Factory Vehicles, Black Widow, Rocky Ridge, Outside Van, and Custom Wheel House brands, including Method Race Wheels, designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications, and commercial trucks. In each of the years ended January 3, 2025, December 29, 2023 and December 30, 2022, approximately 30%, 38% and 31%, respectively, of our net sales were attributable to net sales of aftermarket applications related products.
We also offer lift kits and components with our shock products and aftermarket accessory packages for use in trucks. With the recent acquisitions of Shock Therapy in December 2021 and Custom Wheel House in 2023, we added suspension tuning services and high-performance wheels, off-road tires and accessories to the portfolio. Our upfitting category leverages our strong partnerships with Ford, General Motors, Jeep, Nissan and RAM, enabling us to obtain truck, van and SUV chassis directly from the manufacturers’ facilities. We seek to improve each vehicle’s capability with high quality, proprietary components and products, such as lift kits, shock products, superchargers, interior accessories, wheels, tires, lighting, and body enhancements, while still maintaining the factory warranty and safety standards that our customers expect. Our upfitting category includes brands such as Black Widow, Rocky Ridge, Badlander, Black Ops, Harley-Davidson and Shelby American.

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
In each of the years ended January 3, 2025, December 29, 2023 and December 30, 2022, approximately 37%, 26% and 42%, respectively, of our net sales were attributable to net sales of specialty sports-related products.
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
Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance-testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Baseball and softball products are also subject to rigorous product validation on the field and in the Marucci performance lab where professional and amateur players test and provide feedback before product rollout and distribution. Research and development expenses totaled approximately $60.3 million, $53.2 million and $56.2 million in fiscal years 2024, 2023 and 2022, respectively.
Intellectual property
Intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology and we secure and protect our intellectual property rights.
Our intellectual property counsel diligently protects our new technologies with patents and trademarks and defends against patent infringement allegations. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Our principal intellectual property also includes our registered trademarks in the U.S. and a number of international jurisdictions, including the marks of FOX® and others from subsidiaries. Although our intellectual property is important to our business operations and constitutes a valuable asset in the aggregate, we do not believe that any single patent, trademark or trade secret is critical to the success of our business as a whole. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantages or will not be challenged by third parties.
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information using internal and external controls, including contractual protections with employees, OEMs, distributors and others.

Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to approximately 250 OEMs and distribute our products to more than 16,000 retail dealers and distributors worldwide. In 2024, approximately 44% of our net sales resulted from net sales to OEM customers, approximately 49% resulted from net sales to dealers and distributors for resale in the aftermarket channel, and approximately 7% resulted from net sales through direct-to-consumer channels. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Net sales attributable to our 10 largest customers, which can vary from year-to-year, collectively accounted for approximately 36%, 35%, and 35% of our net sales in fiscal years 2024, 2023 and 2022, respectively. In 2024 and 2023, our sales to Ford, a powered vehicles OEM, accounted for approximately 15% and 13% of total net sales, respectively. In 2022, no single customer represented 10% or more of our sales.
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
Our North American net sales totaled $1,097.3 million, $1,127.6 million, and $1,009.2 million, or 79%, 77% and 63%, of our total net sales in 2024, 2023 and 2022, respectively. Our international net sales totaled $296.6 million, $336.6 million and $593.3 million or 21%, 23% and 37% of our total net sales in fiscal years 2024, 2023 and 2022, respectively. Net sales attributable to countries outside the U.S. are based on shipment location. Our international net sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the U.S. Additional information about our product revenues and certain geographical information is available in Note 2. Revenues of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Powered Vehicles
We sell our powered vehicle suspension products to OEMs, including BRP, Ford, Polaris, Toyota, Kawasaki, Yamaha, Stellantis, CF Moto, Ducati, BMW, Triumph, and Honda. We also are continually nurturing and developing relationships with our existing and new OEMs, as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
Aftermarket Applications
In the aftermarket, we typically sell suspension products to dealers and distributors, both domestically and internationally. Our dealers sell directly to consumers. When we sell to our distributors, they sell to independent dealers, which then sell directly to consumers. In our upfitting product category, we sell to a broad network of automotive dealerships, including Ford, General Motors, and Stellantis (Ram and Jeep).
Specialty Sports
We sell our bike suspension and components products to a broad network of domestic and international bike OEMs, including Specialized, Trek Bicycles, Giant, Cube, Orbea, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles. We have long-standing relationships with many of the top bike OEMs. After incorporating our products on their bikes, OEMs typically sell their bikes to independent dealers, which then sell directly to consumers.
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
Our marketing strategy focuses on strengthening and promoting our brands in the marketplace. We strategically focus our marketing efforts on enthusiasts seeking high-end, performance-defining products and systems through promotions at destination riding locations and individual and team sponsorships. We believe the performance of our products has been demonstrated by, and our brands benefit from, the success of professional athletes who use our products in elite competitive events such as the Olympic Games, the Union Cycliste Internationale Mountain Bike World Cup, the X Games, the Baja 1000, and Major League Baseball games. We also believe these successes positively influence the purchasing habits of enthusiasts and other consumers seeking performance-defining products.
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
In addition to our websites and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including Instagram feeds, Facebook pages, YouTube channels, Vimeo channels and Twitter feeds to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group works to ensure brand cohesion and consistency.
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
Powered Vehicles
In the fourth quarter of 2021, we completed the construction of our Gainesville Facility to diversify our manufacturing platform and provide additional long-term capacity to support growth in our PVG.
Furthermore, we strategically reallocated a majority of the aftermarket production to our El Cajon, CA facility, leveraging its capabilities and optimizing resource allocation.
Aftermarket Applications
We expanded our existing product mix to other areas in the upfitting, high-performance wheels, off-road tires and accessories businesses, enhancing our market reach and product offerings. These initiatives significantly contributed to the increased manufacturing and production output, positioning us favorably to meet growing demand and capitalize on market opportunities.
Specialty Sports
With the acquisition of Marucci in 2023, we expanded our manufacturing footprint to baseball and softball gear and equipment products. We maintain a vertically integrated wood bat manufacturing process with domestic production facilities in Baton Rouge. LA and King of Prussia, PA, supported by two timber mills and a wood drying facility. The Company sources other product lines, including metal bats, apparel, and accessories, from an established international supplier network.

Suppliers and raw materials
The primary raw materials used in the production of our products are aluminum, magnesium, carbon and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. We do, however, depend on a limited number of suppliers for certain of our components. If our current suppliers for such components are unable to timely fill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. Please read Item 1A. Risk Factors – Risks Related to Our Business and Operations - “We depend on a limited number of suppliers for our materials and component parts for some of our products, and the loss of any of these suppliers or an increase in cost of raw materials could harm our business.” In addition, prices for our raw materials fluctuate from time to time. While we have been able to mitigate the impacts of price fluctuations on our business historically, we actively monitor current market conditions and price trends.
We also have OEM partners that supply vehicle chassis used in our upfitting operations. Our operations could be, and have been, negatively impacted if we are not able to receive vehicle chassis according to our production needs, or if an OEM decides to discontinue supplying chassis for other reasons.
We work closely with our supply base, and depend upon certain suppliers to provide raw inputs, such as forgings, castings and molded polymers optimized for weight, structural integrity, wear and cost. In certain circumstances, we depend upon a limited number of suppliers for such raw inputs. We typically have no firm contractual sourcing agreements with our suppliers other than purchase orders.
Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, or the Kashima Agreement, we have been granted the exclusive right to use the trademark “KASHIMACOAT” on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to a minimum year order and certain other exclusions.
Human Capital Resources
Employee Overview
As of January 3, 2025, we had approximately 4,100 employees in the U.S., Canada, Europe, Taiwan, Thailand and Australia. Our employees are primarily located in the U.S. We also use temporary employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Health and Safety
Employee health and safety in the workplace is one of our top priorities. We are committed to providing a safe and healthy work environment by following guidance from relevant health and safety organizations, as well as state and local regulations. We have implemented measures to support employee well-being, including offering paid sick leave or paid time off for illness and absences. Our commitment to employee safety and well-being remains a top priority.
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
Employee Benefits
Our employee benefits are designed to attract and retain our employees and include medical, health and dental insurance, short-term and long-term disability insurance, accidental death and disability insurance, voluntary supplemental coverages, discount programs, and our 401(k) Plan. As part of the 401(k) Plan, FOX matches 50% of the first 6% of compensation contributed by the employee, including executive officers, into the 401(k) Plan.

Practices related to working capital items
The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are material to understanding our business, except for our arrangements to obtain chassis. For more details on chassis arrangements, refer to Note 12. Commitments and Contingent Liabilities. Information about the Company’s working capital is incorporated herein by reference to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to the Consolidated Statements of Cash Flows within Item 8 of this Annual Report on Form 10-K.
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
We believe that our operations are in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, and our compliance with such laws and regulations has not had, nor is it expected to have, a material impact on our earnings or competitive position. However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future. For example, in March 2024, the SEC approved new rules for extensive and prescriptive climate-related disclosures in annual reports and registration statements, which would also require inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements; however, the implementation and enforcement of these rules has been paused and enjoined due to ongoing litigation between the SEC, certain U.S. states and other entities. Please read “Risks Related to Laws and Regulations - Increasing focus on environmental, social and governance responsibility may impose additional costs on us and expose us to new risks” within Item 1A. Risk Factors in this Annual Report on Form 10-K..
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

Financial information about segments and geographic areas
We operate in three reportable segments: PVG, AAG, and SSG. Through these segments, we focus on manufacturing, sale and service of performance-defining products. PVG is comprised of sales to off-road and power sports OEM and aftermarket businesses that sell shocks directly to dealers and distributors. AAG is comprised of aftermarket businesses that offer custom vehicle shock, tuning, suspension, lift kit, upfitting, and wheel and tire solutions for automotive and power sports enthusiasts. SSG consists of sales to OEM and aftermarket businesses that provide components for performance mountain bikes, e-bikes, and gravel bikes, as well as sales through dealers, distributors, and direct-to-customer channels, offering premium baseball and softball equipment. Additional information about our product segments and certain geographic information is available in Note 2. Revenues and Note 5. Property, Plant and Equipment, net of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
The public may read and copy any materials we file with the SEC at the SEC’s Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Summary of Risk Factors
The risks described below include, but are not limited to, the following:
Risks Related to Our Business and Operations
•the impact of the risks associated with international geopolitical conflicts is uncertain, but may prove to negatively impact our business and operations;
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
•our business depends substantially on our ability to maintain our premium brand image, the continued expansion of the market and demand for our products, and to attract and retain experienced and qualified talent;
•changes in our customer, channel and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate;
•a disruption in the operations of our facilities or along our global supply chain, such as work stoppages, labor strikes, or infrastructure issues, could have a negative effect on our business, financial condition or results of operations;
•we may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition or results of operations;
•our cost optimization efforts may not succeed or may be significantly delayed;
•the loss of the support of professional athletes for our products, or the inability to attract new professional athletes or disruption in relationships with dealers and distributors may harm our business;
•our business is dependent in large part on our relationships with dealers and distributors and their success and the orders we receive from our OEM customers and from their success. The loss of all or a substantial portion of our sales to any of these customers, including a group of relatively small number of customers that account for a substantial portion of our sales, could have a material adverse impact on us and our results of operations;
•our international operations are exposed to risks associated with conducting business globally;
•our sales could be impacted by the disruption of sales by other manufacturers or if other manufacturers enter into the specialty markets in which we operate;
•if we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected, while intellectual property disputes could lead to significant costs or the inability to sell products;
•if we inaccurately forecast demand for our products or inaccurately predict destocking and restocking cycles and production schedules, we may manufacture insufficient or excess quantities or our manufacturing costs could increase;
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

•we do not control our suppliers, athletic programs, OEMs, other customers, or partners, or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales;
•we may incur higher employee costs in the future;
•we rely on increasingly complex information systems for management of our various functions. If our information systems fail to perform these functions adequately, if we or our vendors or partners experience an interruption in our operations, or if we are impacted by cybersecurity attacks or data privacy issues, our business could suffer;
•we have grown and may continue to grow through acquisitions, and we may not be able to effectively integrate businesses we acquire, or we may not be able to identify or complete future acquisitions on favorable terms, or at all;
•our operating results are subject to quarterly variations in our sales, which could make our operating results difficult to predict and could adversely affect the price of our common stock;
•qualitative data and limited sources support our beliefs regarding the future growth of the performance-defining product market and may not be reliable;
•the current inflation and changes in interest rates in response, could negatively impact our cash flows due to higher debt costs or negatively impact our customers’ ability to finance powered vehicles or bikes that include our products;
Risks Related to Our Indebtedness and Liquidity
•our amended credit agreement with Wells Fargo Bank, National Association, and other named lenders (“2022 Credit Facility”) places operating restrictions on us and creates default risks, and the variable rate makes us more vulnerable to increases in interest rates;
•we continue to have the ability to incur debt, and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt;
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
•we are subject to environmental laws and regulations and potential exposure, costs and liabilities due to laws and regulations regarding conflict minerals, environmental matters, land-use, and noise and air pollution may have a negative impact on our future sales and results of operations;
•we retain certain personal information about individuals and are subject to various privacy and consumer protection laws;
•our vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements;
•U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations;
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
•our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees; and

General Risk Factors
•failure of our internal control over financial reporting could adversely affect our business and financial results.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
The impact of the risks associated with international geopolitical conflicts—including continuing tensions between Taiwan and China, the Russian war in Ukraine, and the Israel-Palestine conflict—on the global economy, energy supplies, and raw materials is uncertain, and may prove to negatively impact our business and operations.
In recent years, diplomatic and trade relationships between the U.S. government and China have become increasingly frayed, and the threat of a takeover of Taiwan by China has increased. Since we have manufacturing in Taiwan and source products globally, our business, operations, and supply chains could be materially and adversely impacted by political, economic or other actions from China, or changes in China-Taiwan relations that impact Taiwan and its economy. In addition, we continue to monitor any adverse impact that the Israeli-Palestinian conflict, the conflict in Ukraine, subsequent sanctions against Russia by the United States and European and Asian countries, and geopolitical tensions or conflict that may arise out of the new U.S. Presidential administration may have on the global economy, our business and operations, and our suppliers and customers. For example, a prolonged conflict may result in ongoing increased inflation, escalating energy prices and constrained availability, thereby increasing the costs of raw materials and production. To the extent that continuing political tensions may adversely affect our business, it may heighten many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility of price inputs, and market conditions; any of which could negatively affect our business and financial condition.
We depend on a limited number of suppliers for some of our materials, component parts, and products. The loss of any of these suppliers or an increase in the cost of raw materials could harm our business.
We depend on a limited number of suppliers for certain products and components. If our current suppliers—particularly, the minority of those that are “single-source” suppliers—cannot timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input of an equivalent substitute. For the majority of our products, we do not maintain long-term supply contracts with our suppliers and instead purchase these components on a purchase order basis. As a result, we cannot force suppliers to sell us the necessary components we use to manufacture our products, and we could face significant supply disruptions should they refuse to do so. As the majority of our bike component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions in our manufacturing operations. Similarly, all non-wood products sold by Marucci and wheels sold by Custom Wheel House are sourced from third-party suppliers, which could risk supply-chain challenges if those third-party suppliers are unable to fulfill production quotas. Our business, financial condition or results of operations could be materially and adversely impacted if we experience difficulties with our suppliers or manufacturing delays caused by our suppliers.
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
In addition to our various single-source suppliers, we also rely on one “sole-source” supplier, Miyaki Corporation, or Miyaki. We define a sole-source supplier as a supplier of a raw material or input for which there is no other supplier of the same product or an equivalent substitute. Miyaki is the exclusive producer of the Kashima coating for our suspension component tubes. As part of our agreement with Miyaki, we have been granted the exclusive right to use the trademark “KASHIMACOAT” on products comprising the aluminum finished parts for suspension components (e.g., tubes) and on related sales and marketing material worldwide, subject to certain exclusions. Although we believe we could obtain other coatings of comparable utility from other sources, if necessary, we could no longer obtain this specific Kashima coating or use the trademark “KASHIMACOAT” if Miyaki were to stop supplying us with this coating. The need to replace the Kashima coating could temporarily disrupt our business and harm our business, financial condition, or results of operations.

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
Our growth strategy involves the continuous development of innovative performance-defining products. We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we can continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the OEMs, which incorporate our products into their bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition, or results of operations.
Product development requires significant financial, technological, and other resources. While we expended approximately $60.3 million, $53.2 million and $56.2 million for our research and development efforts in fiscal years 2024, 2023 and 2022, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
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
New products and technologies are important to operating our business. We may encounter competitive risks related to the adoption and application of new technology, such as artificial intelligence, by our competitors and other established market participants (for example, through disintermediation) start-up companies and others. We must consider developing and implementing technology solutions and technical expertise among our employees that anticipate and keep pace with rapid changes in technology, industry standards, client preferences and control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we are unable to develop or implement new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on business, financial condition or results of operations. Our investments in new products and services may not generate the expected returns, which could hinder our ability to generate organic growth in the future.
Our business is sensitive to economic conditions that impact consumer spending. Our performance-defining products, including the bikes and powered vehicles into which many of them are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.
Our business depends substantially on global economic and market conditions. In particular, we believe that currently, a significant majority of the end users of our products live in North American and European countries. These areas historically experienced recessions, disruptions in banking and/or financial systems, and economic weakness and uncertainty. Today, there appears to be an increasing risk of recessions or inflationary economic impacts related to lingering effects of the global COVID-19 pandemic, geopolitical events, escalating energy costs, global supply chain disruptions, changing interest rates, and other economic changes. In addition, many of our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, gas prices, the availability of consumer credit, taxes, and consumer confidence in future economic conditions. During periods of unfavorable economic conditions or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and negatively affect our business, financial condition, or results of operations.
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
We face various risks related to ongoing and potential public health issues, including epidemics, pandemics, and other outbreaks, including the COVID-19 pandemic. The impact of the COVID-19 pandemic, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity.
Government-mandated closures and “shelter-in-place” directives aimed at combating the spread of COVID-19 or future public health epidemics or pandemics, or an outbreak among, or quarantine of, the employees in any of our facilities caused and could continue to cause significant interruptions to, or temporary closures, of our operations. Additionally, modifications we’ve made and may continue to make to our business practices as a result of COVID-19, including implementing widespread remote arrangements, could negatively impact our operations, the execution of our business plans, productivity, the availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by an outbreak and related governmental actions.
These impacts affected and could continue to negatively affect our business, financial condition, results of operations, cash flows, and the trading price of our securities. Furthermore, the COVID-19 pandemic impacted and may further impact and disrupt global economies and financial markets.

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
During 2024, approximately 23% of our net sales were generated from the sale of bike products. Part of our success is attributed to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines, the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines, or the average price point of these bikes declines, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
Additionally, in the fourth quarter of 2023, our Specialty Sports Group expanded and diversified with the acquisition of Marucci. Part of Marucci’s success derives from the demand for high-performing products, notably within the baseball and softball industry. If professional athletes and performance enthusiasts no longer demand Marucci’s products, we could experience slower or declining growth or sales, which may adversely affect our business. For example, if Marucci experiences a material decline in demand among professional athletes, consumers who seek the same performance as the professionals may no longer desire Marucci equipment. Similarly, if overall demand for sporting products declines, Marucci sales could decrease and reduce future growth opportunities. A material decline in the demand for Marucci products may adversely impact our business, financial condition, or operation results.
Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
We depend upon the contributions, talent, and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a “key person” life insurance policy on Mr. Dennison or any other key employees. We believe that the top seven members of our senior management team are crucial to establishing our focus and executing our corporate strategies, as they have extensive knowledge of our business, systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave.
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

A disruption in the operations of our facilities could have a negative effect on our business, financial condition, or results of operations.
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
Work stoppages, infrastructure issues, or other disruptions, including those that involve our customers, could adversely affect our operating results.
A portion of our goods move through ports on the coasts of the U.S. We have a global supply chain, and we import products from our third-party vendors and our Fox Taiwan facility into the U.S. largely through these ports. Dockworkers, none of whom are our employees, must offload freight from ships arriving at these ports. We do not control the activities of these employees or seaports, and we could suffer supply chain disruptions due to any disputes, capacity shortages, slowdowns, or shutdowns that may occur, as was experienced in February 2015, in relation to certain ports on the West Coast of the U.S. In October 2024, the International Longshoremen’s Association (“ILA”), which negotiates on behalf of 45,000 dockworkers at three dozen ports from Maine to Texas and collectively handles about half of seaborne imports into the U.S., initiated a three-day member strike due to disagreements with the United States Maritime Alliance over their agreement, which expired on September 30, 2024. The ILA reached a tentative agreement on a new six-year master contract in January 2025, which was ratified by the dockworkers and will be formally signed by both parties in March 2025. However, if for some reason the agreement is not signed in March 2025, the ILA could strike again. The 2015 strike lasted longer than we forecasted, and any similar labor dispute in the future or any slowdown or stoppage relating to the ongoing labor agreement negotiations, including the threatened strike by the ILA, could potentially have a negative effect on both our financial condition and results of operations. Additionally, the Baltimore Francis Scott Key bridge accident in March 2024 leading to the suspension of activity in the Port of Baltimore caused rerouting of shipping vessels, which may create congestion and delays in other ports, including certain East Coast ports through which we import products, increase fuel costs for shipping, and have long-standing impacts on supply chains in the retail and manufacturing industries. While the Port of Baltimore opened to maritime traffic on June 10, 2024, the bridge that is not expected to be fully rebuilt until late 2028 and further work to clear out wreckage and maintenance of the port may continue to cause delays in the Port of Baltimore and other East Coast ports where activities are rerouted. The incident has also raised concerns regarding deteriorating infrastructure throughout the U.S., which may further cause shipping delays and harm results of operation as such infrastructure is replaced or updated with new safety measures. Furthermore, the ongoing effects of the COVID-19 pandemic increased uncertainty for global supply chains, as port congestion and shipping container shortages have become exacerbated, which could adversely affect our operating results.
Work stoppages, labor disputes, and other disruptions involving our customers or otherwise could also adversely affect our operating results. For example, the United Auto Workers Union (“UAW”) 2023 strike impacted Ford Motor Company, General Motors, and Stellantis after the UAW was unable to reach a deal with the three automakers. Automotive OEMs are some of the largest customers of our powered vehicle suspension products. In 2024, the UAW again threatened strikes against one of Ford Motor Company’s units and Stellantis. UAW strikes and threatened UAW strikes may have lingering effects that could impact the automotive industry. Any such lingering effects may adversely impact our own business, financial condition, or results of operation. Any future strikes, including any strikes against our customers, are highly unpredictable and may negatively affect our business. The ultimate impact on our business, financial position, and results of operations will depend on factors beyond our control, including the duration and scope of labor strikes.

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
Our cost optimization efforts may not succeed or may be significantly delayed, which may impact our ability to deliver improved margins.
Due to challenges in the OEM market and broader market conditions impacting discretionary consumer spending, we implemented certain immediate and longer-term actions to strengthen our business, including aggressive cost management and strategic operational improvements. We developed a plan to adjust our business structure to operate efficiently in a number of demand environments in order to protect margins and drive significant, and consistent, free cash flow to de-lever our balance sheet. We anticipate implementing this strategy across segments will improve margins, resulting in significant annualized cost reductions to strategically position ourselves to capitalize on opportunities in the future. However, our cost optimization strategy relies on a number of factors and may distract management, slow improvements to our products and services, and limit our ability to increase production quickly if demand accelerates in the future. We may not achieve the expected benefits of the cost optimization measures on our anticipated timeline, or at all. Failure to achieve our cost optimization targets could have a material adverse effect on our results of operations, liquidity and financial condition.
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
Net sales attributable to our five largest customers, which can vary from year to year, collectively accounted for approximately 28%, 27%, and 23% of our net sales in fiscal years 2024, 2023 and 2022. The loss of all or a substantial portion of our sales to any of these customers, whether through the temporary or permanent discontinuation of their products which incorporate our products or otherwise, the loss of market share by these customers, manufacturing or other problems, including disruptions related to the lingering effects of the COVID-19 pandemic or labor strikes, could have a material impact on our business, financial condition, or results of operations.
Currency exchange rate fluctuations could impact gross margins and expenses.
Foreign currency fluctuations could have an adverse effect on our business, financial condition, or results of operations. U.S. government policy—including changes in interest rates by the Federal Reserve—may impact the exchange rate between the U.S. Dollar and foreign currencies. We sell our products inside and outside of the U.S., primarily in U.S. Dollars and New Taiwan Dollars. However, some of the OEMs purchasing products from us sell their products in Europe and other foreign markets using the Euro and other foreign currencies. As a result, as the U.S. Dollar appreciates against these foreign currencies, our products will become relatively more expensive for these OEMs. Accordingly, competitive products that our OEM customers can purchase in other currencies may become more attractive, and we could lose sales as these OEMs seek to replace our products with cheaper alternatives. In addition, should the U.S. Dollar depreciate significantly, this could have the effect of decreasing our gross margins and adversely impact our business, financial condition, or results of operations.
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
As a result of our international presence, we are exposed to increased risks inherent in conducting business outside of the U.S. In addition to foreign currency risks, these risks include:
•difficulty in transporting materials internationally, including labor disputes at East and West Coast ports, which handle a large amount of our products;
•political, economic, or other actions from China or changes in China-Taiwan relations could impact Taiwan and its economy, which may adversely affect our operations in Taiwan, our customers, and our supply chain;
•geopolitical regional conflicts, including the impact of the Russian war in Ukraine and the Israel-Palestine conflict on the global economy, energy supplies and raw materials, terrorist activity, political unrest, civil strife, acts of war, and other political uncertainty;
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
Our sales could be adversely impacted by the disruption or cessation of sales by other manufacturers or if other manufacturers enter the specialty markets in which we operate.
Most bikes that incorporate our suspension products are built using products and components manufactured by other bike component manufacturers. We face similar concerns with manufacturers in our other lines of business. If those other manufacturers stopped selling or producing the products and components for which our products depend on, our sales may be adversely affected. Similarly, if those other manufacturers experience sales disruptions, lose their competitive position in the marketplace, or face reputational damage, customers could migrate to complementary products, some of which may be incompatible with our suspension products or directly compete with our products. Moreover, other manufacturers could begin manufacturing products such as bike suspension products, wheels, or cranks, or bundle their components with competitors’ products. In any of these scenarios, our sales could decline, which may negatively impact our business, financial condition, or results of operation.
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
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we registered or applied for trademarks and service marks with the U.S. Patent and Trademark Office and a number of foreign countries—including the marks FOX®, RACE FACE®, and MARUCCI®—to be used with certain goods and services. When appropriate, we may assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. However, we may not be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. Further, these legal efforts may not successfully reduce sales of suspension products by those infringing. In addition, our pending patent applications may not result in the issuance of patents, and even issued patents may be contested, circumvented, or invalidated and may not provide us with proprietary protection or competitive advantages. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition, or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. Furthermore, other competitors may be able to successfully produce products that imitate certain of our products without infringing upon any of our patents, trademarks, or trade dress. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition, or results of operations.
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
As of January 3, 2025, we employed approximately 4,100 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition, or results of operations.
Fuel shortages, or high fuel prices, could have a negative effect on the use of powered vehicles that use our products.
Gasoline or diesel fuel is required to operate most powered vehicles that use our products. There can be no assurance that the supply of these fuels will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on these petroleum products will not significantly increase. For example, there have been significant increases in gasoline and diesel fuel prices due to geopolitical developments, including the impacts resulting from the Russian war in Ukraine, and there are heightened uncertainties regarding the future price and availability of gasoline and diesel fuel. Future shortages of gasoline and diesel fuel and substantial increases in the price of fuel could have a material adverse effect on our powered vehicle product category, which could have a negative effect on our business, financial condition, or results of operations.
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
The information technology systems described above are also vulnerable to unauthorized access, computer viruses, ransomware attacks and other similar types of malicious activities and cyber-attacks, including attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. Further, ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. Given the persistent and advanced nature of cybersecurity threats, we continue to invest in upgraded programs, implement advanced features, and establish adequate controls to stop or curtail these threats. However, investing in upgraded programs, advanced programs and adequate controls is expensive and an ongoing, rapidly changing challenge and the procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business or results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which increased in response to the COVID-19 pandemic.

We are subject to evolving privacy laws in the U.S. and other jurisdictions that could adversely impact our business and require that we incur substantial costs.
The use of personal information by our business is highly regulated. We are subject to various laws and regulations that are continuously evolving and developing regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The European Union’s General Data Protection Regulation (“GDPR”), and similar regulations implemented in other non-U.S. geographies, add a broad array of requirements with respect to personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for noncompliance. The California Consumer Privacy Act (as amended, the “CCPA”) imposes additional obligations and consumer privacy rights with respect to the personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. Furthermore, there is a trend toward more stringent privacy legislation in the U.S., as 19 states across the country have enacted privacy laws of broad applicability and others are considering and proposing similar laws.
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
We completed several acquisitions over the past several years, including our acquisition of SCA Performance Holdings, Inc. in March 2020, Outside Van and Sola Sport Pty Ltd. (“Sola Sport”) in May 2021, Shock Therapy in December 2021, Custom Wheel House, LLC in March 2023, Marucci Sports, LLC in November 2023, and Marzocchi Suspension S.r.l. in December 2024. Additionally, we intend to selectively evaluate additional acquisitions in the future. Any acquisitions that we made and might make are subject to various risks and uncertainties and could have a negative impact on our business, financial condition, or results of operations. These risks include the inability to integrate effectively the operations, products, technologies, and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we do complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness, and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.

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
Qualitative data and limited sources support our beliefs regarding the future growth of the performance-defining product market and may not be reliable. A reduction or lack of continued growth in the popularity of high-end bikes, powered vehicles, diamond sports, or in the number of consumers who are willing to pay premium prices for well-designed, performance-oriented equipment in the markets in which we sell our products could adversely affect our product sales and profits, financial condition, or results of operations.
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
Because of the current inflation affecting the economy and the Federal Reserve’s changes in interest rates in response, we may be harmed in the future.
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital. Specifically, the Federal Reserve increased benchmark interest rates multiple times in 2022 and 2023. While the Federal Reserve reduced benchmark interest rates in 2024, it may decide to raise benchmark interest rates in 2025 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S.
The raw materials and other supplies we use to produce our products experienced increasing prices during recent periods as a result of inflation. In response, we increased the prices we charge customers for our products. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, if the Federal Reserve resumes raising interest rates, the result could be a recession, which could slow demand for our products, hinder our sales growth, or cause sales to decline in future periods. As of the date of this Annual Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve’s responses thereto will be, its duration, or the ultimate impact on us. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could further cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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
We continue to have the ability to incur debt, and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
In the future, we may be able to incur substantial additional debt from amendments to the 2022 Credit Facility, additional lending sources subject to the restrictions contained in the 2022 Credit Facility, or because of certain debt instruments we may issue.
As of January 3, 2025, we had $705.1 million of indebtedness and $496.8 million in revolving credit available to borrow under the 2022 Credit Facility. Our ability to borrow under the 2022 Credit Facility fluctuates from time to time due to, among other factors, our borrowings under the 2022 Credit Facility.
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
The Federal Reserve increased benchmark interest rates multiple times in 2022 and 2023. While the Federal Reserve reduced benchmark interest rates in 2024, it may decide to raise benchmark interest rates in 2025 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. Increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the 2022 Interest Rate Swap Agreement, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 11. Derivatives and Hedging for additional information regarding the interest rate swap arrangement.

As of January 3, 2025, we had $713.7 million of interest-bearing indebtedness outstanding under the 2022 Credit Facility. Based on the $213.7 million of variable interest rate indebtedness that was outstanding under the 2022 Credit Facility as of January 3, 2025, after giving effect to our interest rate swap, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $2.1 million increase or decrease in interest expense for the year ended January 3, 2025, respectively.
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates, such as our swap agreements. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline.
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
A portion of our products are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the Environmental Protection Agency, the European Union, state regulatory agencies (such as the California Air Resources Board (“CARB”)), and other regulatory agencies around the world. We made, and continue to make, capital and research expenditures to ensure certain of our products comply with these emission standards. Developing products to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing products efficiently for multiple markets complicated and could result in additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. We work cooperatively with consultants and CARB to comply with current CARB regulations that may apply to our modified vehicles. Depending on the results of modified vehicle emissions testing, there is some chance that we could be limited in types of modifications and products sold into California, or have to adjust our business model for California sales in a way that makes such modified vehicles uneconomical and/or unachievable. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost overruns, and unanticipated technical and manufacturing difficulties.

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
Regulators, stockholders, and other interested constituencies focus increasingly on the environmental, social, and governance practices of companies. For example, in March 2024, the SEC adopted new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require the inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Following a number of challenges to the rules by federal courts and prior statements that the SEC would vigorously defend the validity of the rule, the SEC, under new administration, changed course in February 2025, stating that it would no longer defend the rules and the rules would be removed under new leadership. While we may no longer face the stringent reporting requirements under SEC rules, our customers may require us to implement environmental, social, or governance responsibility procedures or standards before they will continue to do business with us. Additionally, we may face reputational challenges in the event our environmental, social, or governance responsibility procedures or standards do not meet the standards set by certain constituencies. The occurrence of any of the foregoing could have a material adverse effect on the price of our shares and our business, financial condition, and results of operations.
Climate change and related regulatory responses may adversely impact our business.
There is increasing concern that a gradual increase in global average temperatures due to the increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity, and duration of extreme weather conditions could, among other things, (a) disrupt the operation of our supply chain since our bike suspension manufacturing is entirely located in Taiwan, which is prone to typhoons, (b) increase our product costs and impact the types and amounts of products that consumers purchase since the majority of our products are used in outdoor recreation, and (c) affect Marucci’s wood bat production since our timber supply could be impacted by adverse weather conditions. In addition, a number of our facilities are located in California, a state that frequently experiences earthquakes and has recently experienced increasingly frequent and severe wildfires, flooding, and landslides. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, many nations agreed to limit greenhouse gas emissions pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” and other initiatives. In December 2015, the U.S. and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the U.S. withdrew from the Paris Agreement in November 2020, rejoined the Paris Agreement in February 2021, and then announced an intent to again withdraw from the Paris Agreement following the change in Presidential administration, the U.S. may, in the future, choose to join other international agreements targeting greenhouse gas emissions. The adoption of legislation or regulatory programs at the federal level or other government action to reduce emissions of greenhouse gases, such as the programs implemented under the Biden Administration to address the climate crises, could have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers and us. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation, raw material costs, capital expenditures, or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate.
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
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25% on steel and 10% on aluminum, with only a handful of countries exempt from the increase. The new Trump administration recently enhanced these measures by increasing the tariff on aluminum to 25%, expanding the products on which the tariffs will be assessed to include derivative products containing steel or aluminum, and terminating all countrywide exemptions and the product specific exemption process. Throughout the first Trump administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. The U.S. and the European Union also imposed tariffs on each other’s products stemming from a dispute at the World Trade Organization related to aircraft. The Biden administration and U.S. Congress created significant uncertainty about their review of tariffs and future relationships between the U.S. and other countries with respect to regulations. Since taking office, the new Trump administration has implemented various new strategies regarding tariffs. President Trump invoked the International Emergency Economic Powers Act to impose 25% tariffs on products from Mexico and 25% tariffs on products from Canada (with a lower 10% tariff on Canadian energy and energy resources) but delayed implementation of those tariffs based on agreed actions by both countries. President Trump also imposed a 10% tariff on all imports from China and Hong Kong under the International Emergency Economic Powers Act. Most recently, the Trump administration suggested the idea of “reciprocal taxes”, in which the U.S. matches the import duties levied by other countries, which is an alternative to standard “universal tariffs,” where all imports are taxed at the same punitive rate. While reciprocal tariffs are thought be lower than universal tax rates, and therefore to have a lower impact on consumers, reciprocal tariffs may create an administrative burden and will cause retailers to make difficult decisions as to how to pay the tariff or absorb the cost into their profit margins.
Recently, a coalition of U.S. producers of aluminum extrusions filed a petition with U.S. trade authorities requesting the imposition of anti-dumping duties against imports of aluminum extrusions from 15 countries. Following hearings in October 2024, the U.S. International Trade Commission determined that the aluminum extrusions do not harm U.S. industry and, therefore, the U.S. Department of Commerce will not issue antidumping or countervailing duty orders for applicable countries. While we face no immediate consequences on the import of aluminum extrusions, because the U.S. producers challenged the USITC determination at the U.S. Court of International Trade and aluminum is one of the primary raw materials used in the production of our products, our operating results could be adversely impacted by the future imposition of duties on extruded aluminum.
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
In addition, with respect to sourcing products and raw materials from third-party suppliers in other countries, our ability to timely or successfully import such products or those made with such raw materials may be adversely affected by changes in U.S. laws. As a result, products we import into the U.S. could be held for inspection by U.S. Customs and Border Patrol (“U.S. CBP”) based on a suspicion of noncompliance. Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) empowers the U.S. Customs and Border Protection Agency (the “U.S. CBP”) to withhold release of items produced in whole or in part in countries or by companies included on the UFLPA entities list, creating a presumption that such goods were produced using forced labor. In January 2025, the Department of Homeland Security added to the UFLPA entity list, marking the largest single expansion of the list to date, and including a large supplier of critical minerals and one of the world’s largest textile manufacturers, both linked to forced labor practices in the People’s Republic of China. Although we do not believe that our suppliers source materials from entities included on the UFLPA for the products they sell to us or use to manufacture our products and we could be subject to penalties, fines or sanctions if any of the suppliers from which we purchase goods is found to have dealings, directly or indirectly, with entities on the ULFPA entities list. We are committed to complying with the UFLPA and have taken significant steps to assess and mitigate risks within our supply chain. Given the complexity and multi-tiered nature of global supply chains, achieving full traceability for every supplier and sub-supplier presents substantial challenges. However, we are continuously working to enhance our due diligence processes, leveraging available data and supplier engagement to ensure compliance to the fullest extent possible.

While any detentions or detainments we have experienced have not resulted in any material impact on our business to date, future detentions, as result of noncompliance or in connection with forced labor enforcement (including noncompliance by or enforcement against our suppliers and manufacturers), could result in unexpected (i) delays or rejections of products scheduled for delivery to us, which could in turn affect the timing or our ability to deliver products to our customers; (ii) supply chain disruptions and increased operating costs; (iii) damage to our customer relationships; and/or (iv) negative publicity that harms our reputation, any of which could have a material impact on our business and negatively affect our ultimate financial results.
We are, and may in the future be, subject to legal proceedings. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Regardless of merit, these litigation matters and any potential future claims against the Company may be both time consuming and disruptive to the Company's operations and cause significant expense, increased insurance costs, reputational harm and diversion of management attention. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer protection laws and regulations, product liability laws, intellectual property laws, environmental laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a class action and two stockholder derivative complaints are pending in the United States District Court for the Northern District of Georgia in Atlanta asserting claims on behalf of a putative class of Company stockholders against the Company and certain of its current and former officers alleging violations of federal securities laws and fiduciary duties. See Part I, Item 3. “Legal Proceedings” for more information about this class action and stockholder derivative complaints and other legal proceedings to which we may be subject.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
The trading price of our common stock may be volatile, and you might be unable to sell your shares at or above the price you pay for the shares.
The trading price of our common stock could be volatile, and you could lose all or part of your investment in our common stock. For example, from January 1, 2022 through January 3, 2025, our stock price fluctuated between $171.80 and $28.33 per share, and such volatility may continue in the future. Factors affecting the trading price of our common stock could include:
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
Our Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 41,683,905 of which shares were outstanding as of January 3, 2025. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements, or otherwise.
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
Pursuant to the share repurchase program authorized by our Board of Directors on November 1, 2023, we are authorized to repurchase up to $300.0 million of outstanding shares of our common stock through various methods, including, but not limited to, open market, privately negotiated, or accelerated share repurchase transactions. This program will expire on November 1, 2028, and may be suspended or discontinued at any time. We are not obligated to repurchase a specified number or dollar of shares, and the timing, manner, price, and actual amount of share repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The program does not obligate the Company to acquire a minimum amount of shares. The timing of repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. We cannot guarantee that we will repurchase shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock unit vesting. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, imposed an excise tax of 1% on our stock repurchases), and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.
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
•a cybersecurity team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents (as such term is used and defined in Item 106(a) of Regulation S-K, as amended and supplemented, of the Securities Act (“Regulation S-K”));
•the use of external service providers, where appropriate, to assess, test, monitor, or otherwise assist with aspects of our cybersecurity controls;
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
Our Chief Information Officer, who oversees our cybersecurity team, is responsible for assessing and managing our material risks from cybersecurity threats (as such term is used and defined in Item 106(a) of Regulation S-K). The Chief Information Officer and our cybersecurity team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal personnel dedicated to cybersecurity as well as our engaged and retained external cybersecurity consultants. Our cybersecurity team is supported by the information technology department as well as our engaged third parties and our retained service providers and, in addition, is informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Information Officer has over 20 years of experience in managing large-scale information technology infrastructure and associated technologies and other members of our cybersecurity team have experience and certifications relevant to cybersecurity. In addition, all personnel involved in cybersecurity engage in regular training on cybersecurity matters.
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

ITEM 2. PROPERTIES
At January 3, 2025, we occupied the following square footage by location:

	U.S.	Other Countries	Total
Leased facilities	3,028,156	475,342	3,503,498
Owned facilities	1,726,373	179,789	1,906,162
Total	4,754,529	655,131	5,409,660
Certain administrative, research and development and manufacturing operations are located in California and Georgia. We also manufacture in Michigan, Indiana, Alabama, Pennsylvania, Louisiana, Utah, Arizona, and Oregon, and internationally in Taiwan, Italy, and Canada, and maintain sales and service offices in the U.S., Australia, and Europe.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally seeks monetary damages, interest, attorneys’ fees, and other costs. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint. Plaintiff filed his opposition on December 13, 2024, and defendants filed their reply on January 13, 2025. The motion is fully briefed, and the parties await the court’s ruling.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NASDAQ under the symbol “FOXF” since August 8, 2013. Our IPO was priced at $15.00 per share on August 8, 2013. Prior to that date, there was no public trading market for our common stock. On February 20, 2025, the closing price per share of our common stock as reported on the NASDAQ was $26.48 per share.
Stockholders
As of January 31, 2025, there were approximately 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended January 3, 2025, December 29, 2023, and December 30, 2022. In addition, our 2022 Credit Facility contains covenants limiting our ability to pay dividends to our stockholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant. We do not intend to pay dividends in the foreseeable future.
Share Repurchase Plan
On November 1, 2023, the Company’s Board of Directors authorized a share repurchase plan for up to $300,000 in shares of the Company’s common stock, par value $0.001 per share. The share repurchase program is scheduled to expire on November 1, 2028. Repurchases of shares of Common Stock under the stock repurchase plan will be made in accordance with applicable securities laws and may be made under a variety of methods, which may include open market purchases. For repurchase activity during the year ended January 3, 2025, refer to Note 13. Stockholders’ Equity.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through January 3, 2025 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the “NASDAQ Composite”) and S&P 500 Index (“S&P 500”). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
There were no unregistered securities sold by the Company during the three-year period ended January 3, 2025.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the quarter ended January 3, 2025:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
9/28-11/1	128	$35.99	—	$250,000,000
11/2-11/29	—	$—	—	$250,000,000
11/30-1/3	—	$—	—	$250,000,000
Total	128	$35.99	—	$250,000,000

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

ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations, generally, as of and for fiscal years 2024 and 2023 should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report in Form 10-K. For discussion related to the results of operations and changes in financial condition for fiscal year 2023 compared to fiscal year 2022 refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2023 Form 10-K, which was filed with the SEC on February 23, 2024. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We design, engineer, manufacture and market performance-defining products and systems for customers worldwide. Our premium brands on performance-defining products and systems are used primarily on bikes, side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, motorcycles, ATVs, snowmobiles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Virtually all of our revenues were from our product sales. Miscellaneous sources of revenue such as service-related repair work and the associated sale of parts represented less than 2% of our sales in each of the years ended January 3, 2025, December 29, 2023 and December 30, 2022.
We have determined that we operate in three reportable segments: PVG, AAG, and SSG. Our products fall into the following three categories:
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
The following table summarizes percentages of net sales by segment:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Powered Vehicles Group	33%	36%	27%
Aftermarket Applications Group	30%	38%	31%
Specialty Sports Group	37%	26%	42%
	100%	100%	100%
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

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
North America	79%	77%	63%
International	21%	23%	37%
	100%	100%	100%

Opportunities, challenges and risks
We intend to focus on generating sales of our performance-defining products through OEMs, aftermarket, retail, and direct-to-consumer channels. To do this, we intend to continue to develop and introduce new and innovative products in our current end-markets and we intend to selectively develop products for applications and end-markets in which we do not currently participate. Currently, the majority of our sales are dependent on the demand for performance-defining products.
As a supplier to OEM customers, we are largely dependent on the success of the business of our OEM customers. Model year changes by our OEM customers may adversely impact our sales or cause our sales to vary from quarter to quarter. Losses in market share or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products that incorporate our products could negatively impact our business and our results of operations. Some of our power sports OEM customers are currently facing challenges, which could impact demand for our products and contribute to fluctuations in sales. Additionally, bike continues to recover from the inventory channel recalibration, which may affect sales and overall demand in the near term. See “Risks Related to Our Business and Operations” within Item 1A. Risk Factors.
Our aftermarket distribution network currently consists of more than 16,000 retail dealers and distributors worldwide. To further penetrate the aftermarket channel, we intend to selectively add additional dealers and distributors in certain geographic markets, expand our internal sales force and strategically increase the number of aftermarket specific products and services that we offer for existing vehicle platforms. In addition, we believe international expansion represents a significant opportunity for us and we intend to selectively increase infrastructure investments and focus on identified geographic regions.
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
From time to time, we have experienced, and may continue to experience, warranty costs and claims relating to our products. In the ordinary course of business, we reserve for such costs and claims in our financial statements. There is a risk, however, that in the future we will experience higher than expected warranty costs and claims, as well as other related costs. Please read “Risks Related to Our Business and Operations - Product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future, could have, a material adverse impact on our business” within Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Our operations and supply chain are directly impacted by evolving U.S. trade policies and global tariffs. The new presidential administration has expanded tariffs on steel, aluminum, and derivative products, imposed new tariffs on imports from China, Hong Kong, Mexico, and Canada, and proposed a shift toward reciprocal tariffs. These changes create uncertainty in global trade, potentially increasing our material costs, disrupting our supply chain, and affecting our pricing strategies. As tariffs continue to evolve, we may need to adjust our sourcing, production, and pricing to remain competitive and mitigate financial and operational risks. Please read “Risks Related to Laws and Regulations - U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations” within Item 1A. Risk Factors of this Annual Report on Form 10-K.

Basis of presentation
Composition of net sales
Sales from:
•Product sales: consist of sales of performance-defining products and systems to customers worldwide. Sales are measured based on the consideration specified in a contract with a customer. We recognize sales when a performance obligation is satisfied by transferring control of a product to a customer, generally at the time of shipment for most products and over the time it takes to complete certain Outside Van upfit packages. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, dealers and retailers, we may also enter into master agreements;
•Service sales: consist of revenue generated from maintenance, repair, installation, and other support services provided to customers. These services are typically recognized as revenue when the service is performed; and
•Shipping and handling fees: consists of shipping and handling fees billed to customers.
Net of:
•Rebates: consists of incentives we provide to customers based on sales of eligible products; and
•Sales returns allowances: consists of an estimate of our sales returns. This allowance is based upon estimates of the projected returns in future periods based on our experience with returns recorded in previous periods. Sales returns have not been significant to date.
Cost of sales
The cost of sales includes the cost of purchased parts and manufactured products (raw materials consumed, the cost to procure materials, labor costs, including wages, and employee benefits, and factory overhead to produce finished goods or products), including:
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
Our gross margins fluctuate based on production volumes, product, customer and channel mix and overall supply chain and manufacturing efficiencies. Generally, we earn higher gross margins on our products sold to the aftermarket/non-OEM channel.

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
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists, trade names, and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. No impairments of intangible assets were identified in the years ended January 3, 2025, December 29, 2023 and December 30, 2022.
Income from operations
We define income from operations as gross profit less our operating expenses.
Interest and other expense, net
Interest expense consists of interest charged to us under our credit facility, changes related to our interest rate swap, and interest on supplier-financed chassis.
Other expense, net, consists of foreign currency transaction gains and losses, gains and losses on the disposal of fixed assets, and other miscellaneous items.
 Income taxes
We are subject to income taxes in the U.S. (federal and state) and various other foreign jurisdictions. Our effective tax rate could be affected by numerous factors such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions.
For the years ended January 3, 2025, December 29, 2023 and December 30, 2022, we had effective tax rates of (543.5)%, 12.8% and 12.2%, respectively.
As of January 3, 2025, our deferred tax assets included foreign tax credits of approximately $47.4 million, which begin to expire in 2027 unless utilized.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of January 3, 2025, the Company determined a valuation allowance was not needed. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next 12 months.

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
Non-controlling interests (“NCI”)
Non-controlling interests represent the portion of income or loss and the corresponding equity attributable to third-party equity holders in certain consolidated subsidiaries that are not 100% owned by us. NCI are presented as separate components in our consolidated statements of income to clearly differentiate between our interests and the economic interests of third parties in those entities. Net income attributable to FOX stockholders, as reported in the consolidated statements of income, is presented net of the portion of net income (loss) attributable to non-controlling interests.
In May 2024, the Company formed a joint venture, The Stable JV, LLC, whereby the Company owns a 51% membership interest. The joint venture was created with the purpose of offering specialized training programs to high performance athletes, as well as the development of training apparel and other products.

Results of operations
The table below summarizes our results of operations for the fiscal years ended January 3, 2025, December 29, 2023, and December 30, 2022:

	For the fiscal years ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Net sales	$1,393.9	$1,464.2	$1,602.5
Cost of sales	970.3	999.4	1,071.1
Gross profit	423.6	464.8	531.3
Operating expenses:
General and administrative	139.9	124.6	116.1
Sales and marketing	121.2	100.5	90.8
Research and development	60.3	53.2	56.2
Amortization of purchased intangibles	44.5	26.5	21.5
Total operating expenses	365.9	304.7	284.6
Income from operations	57.7	160.1	246.7
Interest expense	54.9	19.3	8.9
Other expense, net	1.7	2.1	4.0
Income before income taxes	1.0	138.7	233.8
(Benefit) provision for income taxes	(5.5)	17.8	28.5
Net income	6.5	120.8	205.3
Less: net loss attributable to non-controlling interest	—	—	—
Net income attributable to FOX stockholders	$6.6	$120.8	$205.3
*Amounts may not foot due to rounding.

The following table sets forth statement of income data as a percentage of net sales for the years indicated:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.6	68.3	66.8
Gross profit	30.4	31.7	33.2
Operating expenses:
General and administrative	10.0	8.5	7.2
Sales and marketing	8.7	6.9	5.7
Research and development	4.3	3.6	3.5
Amortization of purchased intangibles	3.2	1.8	1.3
Total operating expenses	26.3	20.8	17.8
Income from operations	4.1	10.9	15.4
Interest expense	3.9	1.3	0.6
Other expense, net	0.1	0.1	0.2
Income before income taxes	0.1	9.5	14.6
(Benefit) provision for income taxes	(0.4)	1.2	1.8
Net income	0.5	8.3	12.8
Less: net loss attributable to non-controlling interest	—	—	—
Net income attributable to FOX stockholders	0.5%	8.3%	12.8%
*Percentages may not foot due to rounding.

Fiscal year ended January 3, 2025 compared to fiscal year ended December 29, 2023
Consolidated net sales

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Total net sales	$1,393.9	$1,464.2	$(70.3)	(4.8)%
Total net sales for the year ended January 3, 2025 decreased approximately $70.3 million, or 4.8%, compared to the year ended December 29, 2023. The decrease in net sales is primarily due to product mix, chassis availability, lower industry and end consumer demand because of higher interest rates and higher inventory levels at OEMs and dealerships. The decrease was partially offset by a full-year net sales of $192.4 from Marucci, which was acquired in November 2023, compared to net sales of $16.8 million included in prior year.
Cost of sales

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Cost of sales	$970.3	$999.4	$(29.1)	(2.9)%
Cost of sales for the year ended January 3, 2025 decreased approximately $29.1 million, or 2.9%, compared to the year ended December 29, 2023. The decrease in cost of sales was mainly due to our decreased sales.
For the year ended January 3, 2025, our gross margin was 30.4% compared to 31.7% for the year ended December 29, 2023. The decrease in gross margin for the fiscal year 2024 was primarily due to shifts in our product line mix and operating leverage on lower volume.
Operating expenses

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Operating expenses:
General and administrative	$139.9	$124.6	$15.3	12.3%
Sales and marketing	121.2	100.4	20.8	20.7
Research and development	60.3	53.2	7.1	13.3
Amortization of purchased intangibles	44.5	26.5	18.0	67.9
Total operating expenses	$365.9	$304.7	$61.2	20.1%
Total operating expenses for the year ended January 3, 2025 increased approximately $61.2 million, or 20.1%, over the comparable period in 2023. When expressed as a percentage of net sales, operating expenses increased to 26.3% of net sales for the year ended January 3, 2025, compared to 20.8% of net sales for the fiscal year ended December 29, 2023.
Within operating expenses, our sales and marketing expenses and general and administrative expenses increased by approximately $20.8 million and $15.3 million, respectively, primarily due to $24.6 million and $26.9 million higher expenses attributable to Marucci, respectively, attributed to including a full year of Marucci expenses in 2024. The increase was partially offset by our cost containment measures. Research and development expenses increased approximately $7.1 million driven by personnel investments to support future growth and product innovation and the inclusion of a full year of Marucci expenses. Amortization of purchased intangible assets for the year ended January 3, 2025 increased by approximately $18.0 million as compared to the year ended December 29, 2023, primarily due to the amortization of Marucci intangible assets.

Income from operations

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Income from operations	$57.7	$160.1	$(102.4)	(64.0)%
As a result of the factors discussed above, income from operations for the year ended January 3, 2025 decreased approximately $102.4 million, or 64.0%, compared to the year ended December 29, 2023.
Interest and other expense, net

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Interest expense	$54.9	$19.3	$35.6	184.5%
Other expense, net	1.7	2.1	(0.4)	(19.0)
Interest and other expense, net	$56.6	$21.4	$35.2	164.5%
Interest and other expense, net for the year ended January 3, 2025 increased by approximately $35.2 million to $56.6 million, compared to $21.4 million for the year ended December 29, 2023. Interest expense increased by $35.6 million due to higher debt and interest rates.
Income taxes

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
(Benefit) provision for income taxes	$(5.5)	$17.8	$(23.3)	(130.9)%
Income tax expense for the year ended January 3, 2025 decreased by approximately $23.3 million to a benefit of $5.5 million compared to $17.8 million for the year ended December 29, 2023. The decrease primarily resulted from a decrease in pre-tax profit.
The effective tax rates were (543.5)% and 12.8% for the years ended January 3, 2025 and December 29, 2023, respectively.
For the year ended January 3, 2025, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from a benefit from the U.S. research and development tax credit.
For the year ended December 29, 2023, the difference between our effective tax rate and the 21% federal statutory rate resulted from a lower tax rate on foreign derived intangible income and benefit from the U.S. research and development tax credit.
Net income

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Net income	$6.5	$120.8	$(114.3)	(94.6)%
As a result of the factors described above, our net income decreased $114.3 million, or 94.6%, to $6.5 million in the fiscal year ended January 3, 2025 from $120.8 million for the fiscal year ended December 29, 2023.

Net income attributable to FOX stockholders

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Net income attributable to FOX stockholders	$6.6	$120.8	$(114.2)	(94.5)%
Our net income attributable to FOX stockholders decreased $114.2 million, or 94.5%, to $6.6 million in the fiscal year ended January 3, 2025 from $120.8 million for the fiscal year ended December 29, 2023.
Segment Review
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common stockholders to adjusted EBITDA, see Note 20 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the fiscal years
(in millions)	2024	2023	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$461.4	$523.9	$(62.5)	(11.9)%
Aftermarket Applications Group	421.4	551.1	(129.7)	(23.5)
Specialty Sports Group	511.1	389.2	121.9	31.3
Net sales	$1,393.9	$1,464.2	$(70.3)	(4.8)%

Adjusted EBITDA
Powered Vehicles Group	$53.8	$79.2	$(25.4)	(32.1)%
Aftermarket Applications Group	51.7	126.8	(75.1)	(59.2)
Specialty Sports Group	117.8	117.8	—	—
Unallocated corporate expenses	(56.4)	(62.7)	6.3	(10.0)
Adjusted EBITDA	$167.0	$261.1	$(94.1)	(36.0)%
Powered Vehicles Group
Powered Vehicles Group net sales decreased by approximately $62.5 million, or 11.9%, due to lower industry demand in power sports and automotive because of higher interest rates impacting dealers and consumers, and higher inventory levels at dealerships.
Powered Vehicles Group adjusted EBITDA decreased by approximately $25.4 million or 32.1%, mainly due to a decrease in gross profit.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by approximately $129.7 million, or 23.5%, driven by lower upfitting sales due to product mix, chassis availability, higher interest rates impacting dealers and consumers, and higher inventory level at dealerships.
Aftermarket Applications Group adjusted EBITDA decreased by approximately $75.1 million, or 59.2%, mainly due to lower gross profit.

Specialty Sports Group
Specialty Sports Group net sales increased by approximately $121.9 million, or 31.3%, primarily due to the inclusion of $192.4 million in net sales from Marucci, partially offset by a reduction in bike sales of $53.7 million because of the ongoing bike channel inventory recalibration and, to a lesser extent, lower end consumer demand.
Specialty Sports Group adjusted EBITDA remained nearly unchanged primarily due to product mix within the segment, offset by the inclusion of Marucci.
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
Unallocated corporate expenses decreased by $6.3 million, or 10.0%, driven by cost containment measures.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our 2022 Credit Facility, and the issuance of common stock. These sources of liquidity may be impacted by factors and events described in Special Note Regarding Forward-Looking Statements and Item 1A. Risk Factors.
As of January 3, 2025, we held $7.9 million of our $71.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the years ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Net cash provided by operating activities	$131.8	$178.7	$187.1
Net cash used in investing activities	(76.3)	(750.4)	(44.7)
Net cash (used in) provided by financing activities	(67.3)	509.0	(179.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.1	2.3
Decrease in cash and cash equivalents	$(12.0)	$(61.6)	$(34.4)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Annual Report on Form 10-K and beyond.
Operating activities
In the fiscal year ended January 3, 2025, net cash provided by operating activities was $131.8 million. The change in our operating assets and liabilities is a result of a decrease in prepaids and other current assets of $48.5 million, an increase in accounts payable of $23.2 million, and a decrease in accounts receivable of $10.4 million, partially offset by an increase in inventory of $26.5 million, and decreases in income taxes payable of $11.2 million and accrued expenses and other liabilities of $2.8 million. The decrease in prepaids and other current assets is primarily due to lower prepaid chassis deposits driven by the sale of 2023 and 2024 model year chassis. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in our accounts receivable reflects a shift in our product line mix and the timing of customer collections. The increase in inventory excluding acquired inventory reflects an imbalance between expected and realized orders. The change in income taxes payable is mainly due to lower pre-tax income.
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

Investing activities
In the fiscal year ended January 3, 2025, cash used in investing activities was $76.3 million, which primarily consisted of $44.0 million in property and equipment additions, $25.8 million in cash considerations for our acquisitions including the acquisition of Marzocchi, $5.4 million in cash consideration for our purchase of other assets, and $1.1 million paid for acquisition foreign exchange hedge settlement related to the acquisition of Marzocchi.
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
Financing activities
In the fiscal year ended January 3, 2025, net cash used in financing activities was $67.3 million, which primarily consisted of $406.0 million in payments on our revolver, $25.0 million to repurchase shares of our common stock, $19.3 million in repayments on our Incremental Term Loans (as defined below), $3.4 million in deferred fees for debt modifications, $2.6 million net of proceeds from the exercise of stock options, as part of our stock-based compensation program, partially offset by $200.0 million proceeds from the Delayed Draw Term Loan (as defined below) and $189.0 million proceeds from the revolver, which were used to support our working capital and the acquisition of Marzocchi.
In the fiscal year ended December 29, 2023, net cash provided by financing activities was $509.0 million, which primarily consisted of proceeds from our 2022 Credit Facility of $793.5 million, which was used to support our working capital and the purchases of Marucci and Custom Wheel House, partially offset by $230.0 million in payments on our revolver, $20.0 million in prepayments on our Term A Loan, $25.0 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program, and $6.2 million and $3.4 million in deferred debt issuance costs.
In the fiscal year ended December 30, 2022, net cash used in financing activities was $179.1 million, which primarily consisted of $404.3 million in payments on our 2022 Credit Facility, $382.5 million in payments on our term debt, $4.3 million to repurchase shares of our common stock, net of proceeds from the exercise of stock options, as part of our stock-based compensation program and $2.7 million in installment payments related to the purchase of the Tuscany non-controlling interest (defined at Note 12. Commitments and Contingent Liabilities). These changes were partially offset by net proceeds from our 2022 Credit Facility of $602.4 million, which was used to refinance our Prior Credit Facility, and proceeds from the termination of our 2021 Swap Agreement (defined at Note 11. Derivatives and Hedging) of $12.3 million.
2022 Credit Facility
On April 5, 2022, the Company entered into the 2022 Credit Facility with Wells Fargo Bank, National Association, and other named lenders. The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
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
The Company paid $2.0 million in debt issuance costs in connection with the 2022 Credit Facility, which were allocated to the revolver and amortized on a straight-line basis over the term of the facility. Additionally, the Company had $4.5 million of remaining unamortized debt issuance costs related to the Prior Credit Facility, of which $2.5 million were carried forward to the 2022 Credit Facility.

The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At January 3, 2025, the one-month SOFR and three-month SOFR rates were 4.51% and 4.68%, respectively. At January 3, 2025, our weighted-average interest rate on outstanding borrowing was 6.43%.
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “Amendment”) amending the 2022 Credit Facility. The Amendment provided the Company with a term loan in an amount of $400.0 million (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200.0 million (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Terms Loans”), each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company for up to six months commencing on December 6, 2023, until the date on which the Delayed Draw Term Loan commitments have been terminated. Each of the Incremental Term Loans is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each of the Incremental Term Loans has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
The Company paid $10.1 million in debt issuance costs, of which $6.7 million were allocated to the Incremental Term A Loan and $3.4 million were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Incremental Term A Loan are amortized using the interest method over the term of the 2022 Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt is drawn.
On May 13, 2024, the Company borrowed the full amount of $200.0 million of the Delayed Draw Term Loan. The fees were reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
On July 31, 2024 and December 20, 2024, the Company entered into the Third and Fourth Amendments to the 2022 Credit Facility, respectively, to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macroeconomic environment.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 3, 2025.
Material Cash Requirements
As of January 3, 2025, we had the following material cash requirements related to commitments or contractual obligations (in millions):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$713.7	$24.3	$689.4	$—	$—
Operating lease obligations	127.5	20.5	33.1	25.1	48.8
Purchase obligations and other	17.0	6.8	4.5	5.7	—
Total	$858.2	$51.6	$727	$30.8	$48.8
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

Interest Rates
Interest rate volatility can impact our borrowing costs and overall financial condition. While fluctuations in interest rates have not historically had a material effect on our results of operations, significant increases could lead to higher interest expense on our variable-rate debt. To mitigate this risk and enhance predictability, we utilize interest rate swaps to manage our exposure to interest rate fluctuations.
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
Critical Accounting Policies
Income taxes
We are subject to income taxes in the U.S. (federal and state) and foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The income tax effects of these differences are classified as long-term deferred tax assets and liabilities in our consolidated balance sheets.
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
We regularly monitor inventory quantities on hand and on order and record write-downs for excess and obsolete inventories based on our estimate of the demand for our products, potential obsolescence of technology, product life cycles, and when pricing trends or forecasts indicate that the carrying value of inventory exceeds our estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on our gross margin. If inventory is written down, a new cost basis will be established at the end of that fiscal period that cannot be increased in future periods.
Warranty
Unless otherwise required by law, the Company generally offers limited warranties on its products for a one, two or three-year period. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results. Total accrued warranty liabilities were approximately $21.6 million and $20.0 million as of January 3, 2025 and December 29, 2023, respectively. Refer to Note 8. Accrued Expenses for further details.
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
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2024 at which time we had three reporting units: PVG, AAG, and SSG for purposes of assessing goodwill impairment. The quantitative impairment test indicated that the fair values of our three reporting units - PVG, AAG, and SSG - exceeded their respective carrying values by 44%, 18%, and 38%, respectively. Additionally, we performed a qualitative analysis at year end and concluded that it was not more likely than not that the fair values of the reporting units were less than the carrying values. No impairment charges have been incurred to date.
Indefinite-lived intangible assets
Certain trademarks and trade names, including FOX and others from certain subsidiaries, are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually.
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
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. Stock-based compensation was $9.6 million, $16.5 million and $16.4 million for the fiscal years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively. Refer to Note 13. Stockholders’ Equity for further details. The Company does not estimate forfeitures in recognizing stock-based compensation expense.
The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions including our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.
Stock-based compensation expenses are classified in the statements of income based on the department to which the related employee reports. Our stock-based awards subsequent to our IPO have been comprised principally of RSU awards.
Revenue recognition
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, dealers and retailers, the Company may also enter into master agreements. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on all Stellantis chassis, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floorplan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from our Outside Van and Upfit UTV generally include the vehicle chassis, of which the Company has the risks and rewards of ownership and, in certain Outside Van instances, are recognized over-time as work is performed based on actual costs incurred.
We elected as a practical expedient to not capitalize the incremental costs to obtain contracts with customers because the amortization period would have been one year or less.
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Accrued sales rebates were $7.9 million, $11.9 million, and $8.7 million as of January 3, 2025, December 29, 2023, and December 30, 2022, respectively. Sales returns allowances have historically been immaterial to the financial statements.
Allowance for credit losses
We record a provision for credit losses deemed not collectible using the aging method. The provision is based on how long a receivable has been outstanding, taking into account the historical credit loss rate and adjusting for both current conditions and reasonable and supportable forecasts of future economic conditions that may impact collectability. Our methodology reflects the expected credit loss model, which does not solely rely on past events or incurred losses but also considers forward-looking information to estimate potential credit deterioration. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, we reassess our estimates and determine whether the recoverability of the amounts due could be reduced by a material amount.

Fair value measurement and financial instruments
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between reasonable market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that reasonable market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk.
As of January 3, 2025, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
The Company mitigates the cash flow risk associated with changes in interest rates on its variable rate debt through interest rate swap agreements. Refer to Note 11. Derivatives and Hedging for additional details of the agreements. In accordance with ASC 815, interest rate swap contracts are recognized as assets or liabilities on the consolidated balance sheets and are measured at fair values. The fair values were estimated based on expected cash flows over the life of the swaps. These expected cash flows were determined using a pricing model that incorporated reasonable assumptions and available market data.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. As of January 3, 2025, we had $713.7 million of interest bearing indebtedness outstanding under our 2022 Credit Facility. Based on the $213.7 million of variable interest rate indebtedness that was outstanding as of January 3, 2025, after giving effect to our interest rate swaps, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $2.1 million increase or decrease in interest expense for the year ended January 3, 2025. As of January 3, 2025, our supplier-financed chassis on hand were $46.9 million. A hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.5 million increase or decrease in interest expense for the year ended January 3, 2025.
Exchange rate sensitivity
As of January 3, 2025, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, we may be exposed to greater exchange rate sensitivity in the future. Currently, we enter into short-term foreign currency swap contracts to mitigate our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure further in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents, interest rate swap agreement and trade receivables. As of January 3, 2025, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents and interest rate swap agreement present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2025. Based on the evaluation of our disclosure controls and procedures as of January 3, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 3, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
The following information is being included in this Item 9B in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 25, 2025, the Compensation Committee of the Board of Directors of the Company adopted a form of performance share unit award agreement (the “Form of PSU Agreement”) for use in connection with the Fox Factory Holding Corp. 2022 Omnibus Plan. The foregoing description of the Form of PSU Agreement is qualified in its entirety by the full text of the Form of PSU Agreement, a copy of which is filed as Exhibit 10.37 to this Annual Report on Form 10-K.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended January 3, 2025, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Class III Directors” and “Corporate Governance.”
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated November 1, 2023, by and among (i) Fox Factory, Inc; (ii) Marucci Merger Sub, Inc.; (iii) Wheelhouse Holdings Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative	8-K	001-36040	November 3, 2023
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
4.1	Form of Common Stock Certificate	S-1	333-189841	July 8, 2013
4.2	Form of Indenture	S-3	333-203146	March 31, 2015
4.3	Description of Securities	10-K	001-36040	February 23, 2023
10.1†	Employment Agreement, dated May 1, 2018, by and between Fox Factory Holding Corp. and Chris Tutton	10-K	001-36040	February 26, 2019
10.2†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Michael C. Dennison	10-K	001-36040	February 26, 2019
10.3†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019
10.4†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory Holding Corp. and Michael C. Dennison, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.5†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory, Inc. and Christopher J. Tutton, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.6†	2023 Policy Regarding Terms Applicable to Restricted Stock Unit and Performance Share Unit Award Agreements in the Event of Qualified Retirement	10-K	001-36040	February 23, 2024
10.7†	Sixth Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2022.	10-K	001-36040	February 23, 2024
10.8†	Form of Indemnification Agreement, by and between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors	10-Q	001-36040	October 31, 2018
10.9†	2008 Stock Option Plan, as amended	S-1	333-189841	July 8, 2013
10.10†	2008 Non-Statutory Stock Option Plan, as amended	S-1/A	333-189841	August 2, 2013
10.11†	Fox Factory Holding Corp. 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
10.12†	Form of Employee Restricted Stock Unit Award Agreement for Non-Employee Directors under 2022 Omnibus Plan (U.S.)	8-K	001-36040	May 6, 2022
10.13†	Form of Restricted Stock Unit Award Agreement under 2022 Omnibus Plan (U.S.)	10-K	001-36040	February 23, 2024
10.14†	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Plan	10-K	001-36040	February 23, 2024
10.15†	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Plan	8-K	001-36040	March 21, 2024
10.16†	Form of Revenue Growth Performance Share Unit Award Agreement under the 2022 Omnibus Plan	8-K	001-36040	March 21, 2024
10.15	First Incremental Facility Amendment, dated November 14, 2023, by and among Fox Factory Holding Corp., Bank of America, N.A., Wells Fargo Bank, National Association and PNC Bank, National Association	8-K	001-36040	November 15, 2023
10.17	Pilot Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020

10.18	Bond Purchase Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.19	Financing Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.20	Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.21	Amendment No. 1 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2020.	10-K	001-36040	February 24, 2022
10.22	Amendment No. 2 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2021.	10-K	001-36040	February 24, 2022
10.23	Deed to Secure Debt and Security Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.24	Assignment of Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.25	Direct Payment Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.26	Credit Agreement, among Fox Factory Holding Corp., Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and a group of lenders party thereto, dated April 5, 2022.	8-K	001-36040	April 5, 2022
10.27†	Deferred Compensation Plan, effective June 30, 2021.	S-8	333-264858	June 29, 2021
10.28	Securities Purchase Agreement, between Fox Factory, Inc., CWH Holdco, LLC, CWH Blocker Corp., and Thompson Street Capital Partners V, L.P., effective February 17, 2023.	10-K	001-36040	February 23, 2023
10.29	Amendment No. 3 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2022.	10-Q	001-36040	May 4, 2023
10.30†	Employment Agreement, by and between Fox Factory Holding Corp. and Dennis C. Schemm, dated June 12, 2023	10-Q	001-36040	August 4, 2023
10.31†	Employment Agreement, by and between Fox Factory Holding Corp. and Toby D. Merchant, dated April 13, 2021	10-Q	001-36040	August 4, 2023
10.32†	Employment Agreement, by and between Fox Factory Holding Corp. and Thomas L. Fletcher, dated May 24, 2021	10-Q	001-36040	August 4, 2023
10.33	Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement, dated June 5, 2024	10-Q	001-36040	August 2, 2024
10.34	Third Amendment to Credit Agreement, dated July 31, 2024	10-Q	001-36040	November 1, 2024
10.35	Amendment to Pilot Agreement, dated September 25, 2024	10-Q	001-36040	November 1, 2024
10.36	Fourth Amendment to the Credit Agreement, dated December 20, 2024.	8-K	001-36040	December 20, 2024
10.37†	Form of EBITDA Performance Share Unit Award Agreement under 2022 Omnibus Plan				X
19.1	Insider Trading Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
97.1	Clawback Policy	10-K	001-36040	February 23, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X
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

FOX FACTORY HOLDING CORP.
February 27, 2025	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer & Duly Authorized Signatory)

February 27, 2025	By:	/s/ Brendan R. Enick
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

Signature	Title	Date

/s/ Michael C. Dennison	Chief Executive Officer and Director	February 27, 2025
Michael C. Dennison	(Principal Executive Officer)

/s/ Dennis C. Schemm	Chief Financial Officer	February 27, 2025
Dennis C. Schemm	(Principal Financial Officer)

/s/ Dudley W. Mendenhall	Chairman	February 27, 2025
Dudley W. Mendenhall

/s/ Thomas E. Duncan	Director	February 27, 2025
Thomas E. Duncan

/s/ Elizabeth A. Fetter	Director	February 27, 2025
Elizabeth A. Fetter

/s/ Jean H. Hlay	Director	February 27, 2025
Jean H. Hlay

/s/ Ted D. Waitman	Director	February 27, 2025
Ted D. Waitman

/s/ Sidney Johnson	Director	February 27, 2025
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
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of January 3, 2025.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 27, 2025

/s/ Michael C. Dennison
Michael C. Dennison
Chief Executive Officer

/s/ Dennis C. Schemm
Dennis C. Schemm
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2025 and December 29, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2025 and December 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 3, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

The principal consideration for our determination that the net realizable value of inventory represents a critical audit matter is that the assessment of the net realizable value of inventory is complex and includes an estimate of forecasted demand. The demand estimate is subjective and requires the Company to consider significant assumptions such as economic conditions, technology changes, and new product introductions, which are subject to significant uncertainty and therefore require significant auditor judgement.
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
•We compared estimated demand for selected inventory items to actual customer sales orders and forecasted demand information as provided by the sales and operations team in order to test the accuracy of demand information included in the calculation.
•We tested the design and operating effectiveness of controls related to the forecasted demand for the Company’s products as well as management’s review of the net realizable value of inventory.
Realizability of foreign tax credits
As discussed in Note 1 to the consolidated financial statements, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. We identified the realizability of deferred tax assets relating to the Company’s foreign tax credits as a critical audit matter.
The principal considerations for our determination that the realizability of deferred tax assets relating to the Company’s foreign tax credits represents a critical audit matter are the significance of the Company’s foreign tax credits and the use of forecasted profitability by jurisdiction and source. The forecasts, including future sales and expenses by jurisdiction, are subject to a high level of estimation uncertainty and subjectivity. Additionally, realizability depends on continued implementation of a tax planning strategy. As a result, significant auditor judgment is necessary to evaluate management’s judgments and assumptions.
Our audit procedures related to the realizability of deferred tax assets relating to the Company’s foreign tax credtis included the following, among others:
•We considered the applicability of the Company’s international transfer pricing arrangements as it relates to the Company’s ability to utilize foreign tax credits.
•We tested the accuracy of the underlying data used in the forecasts by agreeing the baseline 2024 results for selected jurisdictions to general ledger balances.
•We evaluated the appropriateness of the assumptions supporting the future revenue growth rate by jurisdiction.
•We evaluated management’s assumptions with respect to anticipated relief from withholding on intercompany charges paid by selected jurisdictions for consistency and credibility.
•We tested the design and operating effectiveness of controls related to the generation and review of the forecasts and assumptions that underpin the assessment of the realizability of deferred tax assets relating to the Company’s foreign tax credits.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.
San Jose, California
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fox Factory Holding Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 3, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 3, 2025, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
San Jose, California
February 27, 2025

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	As of	As of
	January 03, 2025	December 29, 2023

Assets
Current assets:
Cash and cash equivalents	$71,674	$83,642
Accounts receivable (net of allowances of $1,848 and $1,158 at January 3, 2025 and December 29, 2023, respectively)	165,827	171,060
Inventory	404,736	371,841
Prepaids and other current assets	85,443	141,512
Total current assets	727,680	768,055
Property, plant and equipment, net	246,393	237,192
Lease right-of-use assets	104,019	84,317
Deferred tax assets, net	44,364	21,297
Goodwill	639,505	636,565
Trademarks and brands, net	264,126	273,293
Customer and distributor relationships, net	161,585	184,269
Core technologies, net	23,154	25,785
Other assets	21,484	11,525
Total assets	$2,232,310	$2,242,298
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$144,067	$104,150
Accrued expenses	91,427	103,400
Current portion of long-term debt	24,286	14,286
Total current liabilities	259,780	221,836
Revolver	153,000	370,000
Term Loans, less current portion	527,775	359,242
Other liabilities	90,611	69,459
Total liabilities	1,031,166	1,020,537
Commitments and contingent liabilities (Refer to Note 12. Commitments and Contingent Liabilities)
Non-controlling interest	(38)	—
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of January 3, 2025 and December 29, 2023	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,574 shares issued and 41,684 outstanding as of January 3, 2025; 42,844 shares issued and 41,954 outstanding as of December 29, 2023	42	42
Additional paid-in capital	339,266	348,346
Treasury stock, at cost; 890 common shares as of January 3, 2025 and December 29, 2023	(13,754)	(13,754)
Accumulated other comprehensive (loss) income (“AOCI”)	224	9,041
Retained earnings	875,404	878,086
Total stockholders’ equity	1,201,182	1,221,761
Total liabilities and stockholders’ equity	$2,232,310	$2,242,298
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Income
(in thousands, except per share data)

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Net sales	$1,393,921	$1,464,178	$1,602,491
Cost of sales	970,345	999,366	1,071,148
Gross profit	423,576	464,812	531,343
Operating expenses:
General and administrative	139,857	124,582	116,103
Sales and marketing	121,207	100,451	90,801
Research and development	60,314	53,179	56,205
Amortization of purchased intangibles	44,528	26,509	21,537
Total operating expenses	365,906	304,721	284,646
Income from operations	57,670	160,091	246,697
Interest expense	54,942	19,320	8,939
Other expense, net	1,716	2,108	3,994
Income before income taxes	1,012	138,663	233,764
(Benefit) provision for income taxes	(5,500)	17,817	28,486
Net income	$6,512	$120,846	$205,278
Less: net loss attributable to non-controlling interest	(38)	—	—
Net income attributable to Fox stockholders	$6,550	$120,846	$205,278
Earnings per share:
Basic	$0.16	$2.86	$4.86
Diluted	$0.16	$2.85	$4.84
Weighted-average shares used to compute earnings per share:
Basic	41,681	42,305	42,232
Diluted	41,717	42,432	42,384
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Net income	$6,512	$120,846	$205,278
Other comprehensive income (loss)
Interest rate swap
Change in net unrealized gain	6,418	830	13,775
Reclassification of net gain on interest rate swaps to net earnings	(8,460)	(6,775)	(3,177)
Tax effects	(466)	(1,303)	4,226
Net change, net of tax effects	(2,508)	(7,248)	14,824
Foreign currency translation adjustments	(6,309)	1,507	(4,918)
Other comprehensive (loss) income	(8,817)	(5,741)	9,906
Comprehensive (loss) income	$(2,305)	$115,105	$215,184
Less: comprehensive loss attributable to non-controlling interest	(38)	—	—
Comprehensive (loss) income attributable to Fox stockholders	$(2,267)	$115,105	$215,184
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 31, 2021	43,010	$42	890	$(13,754)	$344,119	$4,876	$558,799	$894,082	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	150	—	—	—	(4,231)	—	—	(4,231)	—
Stock-based compensation expense	—	—	—	—	16,351	—	—	16,351	—
Other comprehensive income	—	—	—	—	—	9,906	—	9,906	—
Net income	—	—	—	—	—	—	205,278	205,278	—
Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	112	—	—	—	(6,195)	—	—	(6,195)	—
Stock-based compensation expense	—	—	—	—	16,465	—	—	16,465	—
Purchase and retirement of common stock	(428)	—	—	—	(18,163)	—	(6,837)	(25,000)
Other comprehensive income (loss)	—	—	—	—	—	(5,741)	—	(5,741)	—
Net income	—	—	—	—	—	—	120,846	120,846
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	108	—	—	—	(2,609)	—	—	(2,609)	—
Stock-based compensation expense	—	—	—	—	9,606	—	—	9,606	—
Purchase and retirement of common stock	(378)	—	—	—	(16,077)	—	(9,232)	(25,309)	—
Other comprehensive income (loss)	—	—	—	—	—	(8,817)	—	(8,817)	—
Net income	—	—	—	—	—	—	6,550	6,550	(38)
Balance - January 3, 2025	42,574	$42	890	$(13,754)	$339,266	$224	$875,404	$1,201,182	$(38)
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
OPERATING ACTIVITIES:
Net income	$6,512	$120,846	$205,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,566	58,603	49,242
Provision for inventory reserve	5,631	6,184	8,923
Stock-based compensation	9,606	16,465	16,351
Amortization of acquired inventory step-up	4,485	13,008	—
Amortization of loan fees	3,748	905	1,086
Write off of unamortized loan origination fees	—	—	1,927
Amortization of deferred gains on prior swap settlements	(4,334)	(4,252)	(3,177)
Proceeds from (cash paid for) interest rate swap settlements	4,026	2,522	(471)
Loss (gain) on disposal of property and equipment	341	1,492	(1,740)
Deferred taxes	(23,310)	(7,867)	(18,445)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,372	64,527	(63,957)
Inventory	(26,503)	31,613	(87,460)
Income taxes	(11,168)	(19,094)	8,717
Prepaids and other assets	48,463	(40,702)	18,603
Accounts payable	23,234	(44,029)	40,493
Accrued expenses and other liabilities	(2,837)	(21,478)	11,724
Net cash provided by operating activities	131,832	178,743	187,094
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(25,785)	(701,112)	(714)
Acquisition foreign exchange hedge settlement	(1,118)	—	—
Acquisition of other assets	(5,344)	(2,432)	(3,500)
Purchases of property and equipment	(44,040)	(46,852)	(43,701)
Proceeds from sale of property and equipment	—	—	3,180
Net cash used in investing activities	(76,287)	(750,396)	(44,735)
FINANCING ACTIVITIES:
Proceeds from line of credit, net of origination fees	189,000	400,000	602,356
Payments on revolver	(406,000)	(230,000)	(404,336)
Proceeds from issuance of debt	200,000	393,528	—
Repayment of term debt	(19,286)	(20,000)	(382,500)
Purchase and retirement of common stock	(25,000)	(25,000)	—
Installment on purchase of non-controlling interest	—	—	(2,700)
Repurchases from stock compensation program, net	(2,608)	(6,195)	(4,231)
Deferred debt issuance/modification costs	(3,434)	(3,354)	—
Proceeds from termination of swap agreement	—	—	12,270
Net cash (used in) provided by financing activities	(67,328)	508,979	(179,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(185)	1,066	2,346
CHANGE IN CASH AND CASH EQUIVALENTS	(11,968)	(61,608)	(34,436)
CASH AND CASH EQUIVALENTS—Beginning of year	83,642	145,250	179,686
CASH AND CASH EQUIVALENTS—End of year	$71,674	$83,642	$145,250
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
SUPPLEMENTAL CASH FLOW INFORMATION:	January 3, 2025	December 29, 2023	December 30, 2022
Cash paid during the period for:
Income tax payment	$29,159	$44,655	$37,493
Interest	$57,004	$21,147	$9,922
Amounts included in the measurement of lease liabilities	$18,844	$14,009	$10,499
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$39,541	$54,949	$21,167
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$747	$977	$2,049
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
Fiscal Year Calendar - The Company operates using a 52-53-week fiscal year calendar ending on the Friday nearest to December 31. Therefore, the financial results of certain fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. For the fiscal years 2024, 2023 and 2022, the Company’s fiscal year ended on January 3, 2025, December 29, 2023 and December 30, 2022 and had 53, 52, and 52 weeks, respectively.
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
Foreign currency transaction losses of $1,811, $1,465, and $3,377 for the years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively, are included as a component of other income or expense.
Cash and Cash Equivalents - Cash consists of cash maintained in checking or money market accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of amounts that may not be collected. All accounts or portions thereof deemed to be uncollectible or that may require an excessive collection cost are written off to the allowance for credit losses. The Company records the allowance for credit losses using the aging method, considering the length of time a receivable has been outstanding. This assessment incorporates historical credit loss rates, current conditions, and reasonable and supportable forecasts of future economic conditions that may impact collectability. Our methodology follows the expected credit loss model, which not only accounts for past events and incurred losses but also integrates forward-looking information to estimate potential credit deterioration. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s financial condition, we reassess our estimates to determine whether the recoverability of amounts due could be materially impacted.
The following table presents the activity in the allowance for credit losses:

	For the fiscal years ended
Allowance for credit losses:	January 3, 2025	December 29, 2023	December 30, 2022
Balance, beginning of year	$1,158	$443	$410
Add: bad debt expense (benefit)	913	907	446
Less: write-offs, net of recoveries	(223)	(192)	(413)
Balance, end of year	$1,848	$1,158	$443
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of January 3, 2025 the Company held $63,743 in cash at U.S. subsidiaries and $7,931 at subsidiaries outside the U.S. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	January 3, 2025	December 29, 2023
Customer A	14%	18%
In 2024 and 2023, our sales to customer A accounted for approximately 15% and 13% of total net sales, respectively. No other customers were individually significant in any of these periods presented.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 26%, 29%, and 34% of its product components for the years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively, from ten vendors. As of January 3, 2025 and December 29, 2023, amounts due to these vendors represented 21% and 20% of accounts payable, respectively.
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
January 3, 2025
(in thousands)
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
Impairment of Long-lived Assets - The Company periodically reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended January 3, 2025, December 29, 2023 and December 30, 2022.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
Goodwill and Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. We completed our most recent annual impairment test in the third quarter of 2024 at which time we had three reporting units: PVG, AAG, and SSG for purposes of assessing goodwill impairment. The quantitative impairment test indicated that the fair values of our three reporting units - PVG, AAG, and SSG - exceeded their respective carrying values by 44%, 18%, and 38%, respectively. Additionally, we performed a qualitative analysis at year end and concluded that it was not more likely than not that the fair values of the reporting units were less than the carrying values. No impairment charges have been incurred to date.
Intangible assets including customer relationships, certain trademarks, and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of an entity exceeds its fair value. Certain trademarks and brands are considered to be indefinite life intangibles and are not amortized but are subject to testing for impairment annually. No impairments of intangible assets were identified in the years ended January 3, 2025, December 29, 2023 and December 30, 2022.
Self-Insurance - The Company is self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of January 3, 2025 and December 29, 2023 are $2,031 and $2,203 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on Stellantis vehicle chassis, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floor plan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from our Outside Van subsidiary generally include the vehicle chassis, of which the Company has the risks and rewards of ownership and are recognized over-time as work is performed based on actual costs incurred.
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
January 3, 2025
(in thousands)
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
Stock-Based Compensation - The Company measures stock-based compensation for all stock-based awards, including stock options and RSUs, based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company does not estimate forfeitures in recognizing stock-based compensation expense. The fair value of the RSUs is equal to the fair value of the Company’s common stock, that is a derivative of RSUs, on the grant date of the award.
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
The Company accounts for global intangible low-taxed income (“GILTI”) in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended January 3, 2025 was partially offset by foreign tax credits associated with the income.
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
Advertising - Advertising costs are expensed as incurred and recorded as sales and marketing expenses on our Consolidated Statements of Income. Costs incurred for advertising totaled $10,695, $6,717, and $4,813 for the years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
Segments - The Company determined that, as of the end of the first quarter of fiscal year 2024, due to the manner in which we began to operate the business to further drive long term value to our stockholders and customers, we have three operating and reportable segments: PVG, AAG, and SSG. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. Starting in March 2024, the Chief Executive Officer reviews additional financial information by operating and reportable segment for purposes of allocating resources and evaluating financial performance. Adjusted EBITDA is utilized by the CODM to evaluate segment profitability and inform strategic decisions regarding investments, cost management, and resource allocation. On a regular basis, the CODM reviews budget-to-actual variances for adjusted EBITDA to guide capital and personnel distribution. During the annual budgeting and forecasting process, segment adjusted EBITDA is used by the CODM to measure segment performance and to allocate resources such as employees, financial assets, or capital. Additionally, adjusted EBITDA is reviewed by the CODM in evaluating the efficiency of cost management strategies within each segment, ensuring that financial and operational resources are optimized and in alignment with the Company's overall strategic objectives.
Reclassifications - We reclassified certain prior period amounts within our consolidated balance sheets, consolidated statements of other comprehensive income, consolidated statements of cash flows, Note 2 - Revenues, and Note 7 - Goodwill and Intangible Assets for the year ended December 30, 2022 to conform to our current year presentation. The reclassifications did not have any impact on net income or other major financial statement line items.
As of December 29, 2023, the Company classified all of its outstanding balance of the Incremental Term A Loan as non-current based on prepaying our required quarterly amortizing principal amounts for all of fiscal 2024. The prepayment was applied pro-rata to all future quarterly amounts instead. The Company analyzed the materiality of this accidental misclassification of current and non-current debt using Staff Accounting Bulletin No. 99 and concluded that in light of surrounding circumstances, this item would not have altered the judgement of a reasonable person relying on the Annual Report on Form 10-K. The current and non-current debt balances as of December 29, 2023 within our consolidated balance sheets in this Annual Report on Form 10-K are recast to reflect the correct classification. The recast did not have any impact on net income or earnings per share.
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
January 3, 2025
(in thousands)
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
International geopolitical conflicts, including continuing tensions between Taiwan and China, the Russian war in Ukraine, and the Israel-Palestine conflict on the global economy, energy supplies and raw materials may prove to negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on China and retaliatory tariffs by China on the U.S. may increase costs, disrupt supply chains, and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.
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
Management provides this non-GAAP financial measure as a supplemental tool to assist investors in understanding our performance and evaluating our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. This measure is intended to facilitate period-to-period comparisons by excluding items that management does not view as indicative of the Company’s day-to-day operations. By presenting adjusted EBITDA, along with reconciliations to the most directly comparable GAAP measure, we aim to support investors’ ability to analyze our results of operations and assess our progress in executing strategic initiatives.
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
Please see Note 20 – Segment Information for our definition of adjusted EBITDA. Under ASC 280, adjusted EBITDA is the measure of segment profitability and financial performance of our operating segments, and when used in this context, the term adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP. Adjusted EBITDA reported for the Company on a consolidated basis is a non-U.S. GAAP financial measure.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405): Disclosure of Supplier Finance Program Obligations. Under ASU 2022-04, the buyer in a supplier finance program is required to disclose sufficient information to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. These amendments will be applied retrospectively to each period in which a balance sheet is presented, except for the disclosure of rollforward information, which will be applied prospectively. The Company adopted the interim disclosure requirements, as applicable, during the first quarter of 2023 and adopted the annual disclosure requirements, except for the annual rollforward, in the Company’s 2023 Annual Report on Form 10-K. The Company adopted the annual rollforward requirement in our 2024 Annual Report on Form 10-K. Refer to the “Bailment Pool Arrangements” section within Note 12 - Commitments and Contingencies for further details of this adoption.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K for fiscal year 2024 ending January 3, 2025. Refer to Significant Accounting Policies - Segments above and Note 20. Segment Information for further details.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the accounting standard update, but does not expect material impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 introduces enhanced income statement expense disclosure requirements. The amendments in ASU 2023-03 require new tabular disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. These categories include inventory purchases, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and must be applied prospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
2. Revenues
In the second quarter of fiscal year 2023, the Company realigned its Powered Vehicles Group into the Powered Vehicles Group and the Aftermarket Applications Group to be more aligned with the Company’s end customers and drive additional focus on product development. The new Powered Vehicles Group is comprised of sales to original equipment off-road and power sports manufacturers and aftermarket businesses that sell shocks directly to dealers and distributors. The Aftermarket Applications Group is comprised of aftermarket businesses that offer custom vehicle shock, tuning, suspension, lift kit, upfitting, and wheel and tire solutions for automotive and power sports enthusiasts. All prior-period amounts have been recast to conform with the current period presentation. The following table summarizes total net sales by segment:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Powered Vehicles Group	$461,403	$523,862	$432,388
Aftermarket Applications Group	421,453	551,143	489,132
Specialty Sports Group	511,065	389,173	680,971
Total net sales	$1,393,921	$1,464,178	$1,602,491

The following table summarizes total net sales by sales channel:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
OEM	$612,679	$725,232	$909,550
Aftermarket/Non-OEM(1)	781,242	738,946	692,941
Total net sales	$1,393,921	$1,464,178	$1,602,491
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales and various others, including Marucci’s sales within each of these.

The following table summarizes total net sales generated by geographic location of the customer:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
North America	$1,097,329	$1,127,587	$1,009,203
Europe	165,043	187,762	320,545
Asia	109,074	125,488	252,275
Rest of the World	22,475	23,341	20,468
Total net sales	$1,393,921	$1,464,178	$1,602,491

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
3. Inventory
Inventory consisted of the following:

	January 3, 2025	December 29, 2023
Raw materials	$245,368	$217,888
Work-in-process	16,519	8,813
Finished goods	142,849	145,140
Total inventory	$404,736	$371,841

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	January 3, 2025	December 29, 2023
Prepaid chassis deposits	$47,094	$108,866
Advanced payments and prepaid contracts	26,496	14,025
Other current assets	11,853	18,621
Total prepaids and other assets	$85,443	$141,512

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
5. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	January 3, 2025	December 29, 2023
Machinery and manufacturing equipment	$177,261	$149,502
Building and building improvements	82,224	77,998
Internal-use computer software	38,572	35,518
Information systems, office equipment and furniture	28,725	26,972
Leasehold improvements	40,663	38,115
Transportation equipment	23,299	15,505
Land and land improvements	15,521	14,692
Total property, plant and equipment	406,265	358,302
Less: accumulated depreciation and amortization	(159,872)	(121,110)
Total property, plant and equipment, net	$246,393	$237,192
Depreciation expense was $39,038, $32,094, and $27,705 for the years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively, including $3,949, $2,916, and $3,787 of internal-use software amortization for the years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively. The Company capitalized $3,054, $5,254, and $4,683 in internal use computer software costs during the years ended January 3, 2025, December 29, 2023, and December 30, 2022, respectively.
The following table summarizes the allocation of depreciation expense in the accompanying consolidated statements of income:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Cost of sales	$19,153	$15,040	$13,741
General and administrative	15,092	13,098	11,003
Research and development	3,158	2,916	2,441
Sales and marketing	1,635	1,040	520
Total depreciation expense	$39,038	$32,094	$27,705

The Company’s long-lived assets by geographic location are as follows:

	January 3, 2025	December 29, 2023
United States	$203,937	$198,033
International	42,456	39,159
Total long-lived assets	$246,393	$237,192

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
6. Leases
An agreement is considered a lease when it gives the Company the right to substantially all of the economic benefits from an identified asset and the ability to direct its use throughout the term of the agreement. The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from under one year to twenty years, some of which include options to extend or terminate the leases. The Company considered these options to the extent that they were reasonably certain to be exercised in determining the lease term used to establish its right-of-use assets and lease liabilities. Certain leases are subject to annual escalations as specified in the lease agreements. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all of its leases and elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
As most of the Company’s leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company’s operating leases was 8.84 years and the weighted-average incremental borrowing rate was 3.96% as of January 3, 2025.
Operating lease costs consisted of the following:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Operating lease cost	$21,467	$15,656	$11,209
Other lease costs (1)	4,443	3,846	3,638
Total lease costs	$25,910	$19,502	$14,847

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	January 3, 2025
Operating lease right-of-use assets	Lease right-of-use assets	$104,019
Current lease liabilities	Accrued expenses	$16,683
Non-current lease liabilities	Other liabilities	$88,168

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

For fiscal year	Total future payments
2025	$20,544
2026	18,856
2027	14,250
2028	13,398
2029	11,716
Thereafter	48,789
Total lease payments	127,553
Less: imputed interest	(22,702)
Present value of lease liabilities	104,851
Less: current portion	(16,683)
Lease liabilities less current portion	$88,168

7. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average life (years)
January 03, 2025
Trademarks and brands, subject to amortization	$233,728	$(25,172)	$208,556	14
Customer and distributor relationships	292,934	(131,349)	161,585	12
Core technologies	62,169	(39,015)	23,154	10
Total	$588,831	$(195,536)	393,295
Trademarks and brands, not subject to amortization			55,570
Total			$448,865
December 29, 2023
Trademarks and brands, subject to amortization	$226,563	$(8,840)	$217,723	14
Customer and distributor relationships	290,518	(106,249)	184,269	12
Core technologies	61,439	(35,654)	25,785	10
Total	$578,520	$(150,743)	427,777
Trademarks and brands, not subject to amortization			55,570
Total			$483,347
The following table summarizes the amortization of intangible assets in the accompanying consolidated statements of income:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Amortization of intangibles	$44,528	$26,509	$21,537

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
Future amortization expense for finite-lived intangibles as of January 3, 2025 is as follows:

For fiscal year:	Amortization Expense
2025	$42,067
2026	41,433
2027	40,007
2028	37,468
2029	36,244
Thereafter	196,076
Total expected future amortization	$393,295

Goodwill activity attributable to each reporting unit consisted of the following:

	PVG	AAG	SSG	Total
Balance as of December 29, 2023	$90,683	$257,972	$287,910	$636,565
Acquisitions (Refer to Note 18. Acquisitions)	3,504	1,879	—	5,383
Purchase price adjustments (Refer to Note 18. Acquisitions)	—	(1,608)	(670)	(2,278)
Currency translation and other adjustments	(124)	—	(41)	(165)
Balance as of January 3, 2025	$94,063	$258,243	$287,199	$639,505

8. Accrued Expenses
Accrued expenses consisted of the following:

	January 3, 2025	December 29, 2023
Payroll and related expenses	$22,504	$17,988
Income tax payable	9,343	21,743
Warranty	21,593	20,001
Current portion of lease liabilities	16,683	14,115
Accrued sales rebate	7,852	11,885
Other accrued expenses	13,452	17,668
Total accrued expenses	$91,427	$103,400
Activity related to warranties is as follows:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Beginning warranty liability	$20,001	$17,071	$15,510
Charge to cost of sales	18,276	16,114	11,387
Fair value of warranty assumed in acquisition	514	391	—
Costs incurred	(17,198)	(13,575)	(9,826)
Ending warranty liability	$21,593	$20,001	$17,071

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
On March 3, 2023, the Company acquired all of the outstanding equity interest of Custom Wheel House. Custom Wheel House has building leases for its office facilities in California. The buildings are owned by the former owner of Custom Wheel House, who was an employee of the Company until May 2024. Rent expense under these leases was $371 and $600 for the years ended January 3, 2025 and December 29, 2023, respectively.

10. Debt
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
On April 5, 2022, the Company borrowed $475,000 under the 2022 Credit Facility, which was used to repay all outstanding amounts owed under a prior credit facility and for general corporate purposes. Future advances under the 2022 Credit Facility will be used to finance working capital, capital expenditures and other general corporate purposes of the Company. To the extent not previously paid, all then-outstanding amounts under the 2022 Credit Facility are due and payable on the maturity date.
The Company paid $1,980 in debt issuance costs in connection with the 2022 Credit Facility, which were allocated to revolver and amortized on a straight-line basis over the term of the facility. Additionally, the Company had $4,473 of remaining unamortized debt issuance costs related to the Prior Credit Facility, of which $2,546 were carried forward to the 2022 Credit Facility.
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%.
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the Amendment amending the 2022 Credit Facility. The Amendment provided the Company with the Incremental Term A Loan in an amount of $400,000 and the Delayed Draw Term Loan in an amount of $200,000, each of which are permitted under the 2022 Credit Facility, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan is available to the Company for up to six months commencing on December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each of the Incremental Term Loans is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each of the Incremental Term Loans has a maturity date of April 5, 2027, consistent with the 2022 Credit Facility.
The Company paid $10,063 in debt issuance costs, of which $6,709 were allocated to the Incremental Term A Loan and $3,354 were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Incremental Term A Loan are amortized using the interest method over the term of the 2022 Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt was drawn.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
On May 13, 2024, the Company borrowed the full amount of $200,000 of the Delayed Draw Term Loan. The fees were reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
On July 31, 2024 and December 20, 2024, the Company entered into the Third and Fourth Amendments to the 2022 Credit Facility, respectively, to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment. The Company paid $3,490 in loan fees for the Third and Fourth Amendments, of which $3,433 were allocated among the revolver and the Incremental Term Loans to be amortized over the remaining term of the 2022 Credit Facility.
At January 3, 2025, the one-month SOFR and three-month SOFR rates were 4.51% and 4.68%, respectively. At January 3, 2025, our weighted-average interest rate on outstanding borrowing was 6.43%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 3, 2025.
The following table summarizes the revolver under the 2022 Credit Facility:

	January 3, 2025	December 29, 2023
Amount outstanding	$153,000	$370,000
Standby letters of credit	$155	$—
Available borrowing capacity	$496,845	$280,000
Total borrowing capacity	$650,000	$650,000
Maturity date	April 5, 2027	April 5, 2027

As of January 3, 2025, future principal payments for term loan debt, including the current portion, as summarized as follows:

For fiscal year	January 3, 2025
2025	$24,286
2026	24,286
2027	512,142
Total	$560,714
Debt issuance cost	(8,653)
Long-term debt, net of issuance cost	552,061
Less: current portion	(24,286)
Long-term debt less current portion	$527,775

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
As of January 3, 2025 and December 29, 2023, the Company had the following interest rate swap contracts:

			January 3, 2025	December 29, 2023
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain in AOCI
September 2, 2020	June 11, 2021	$200,000	$16	$104
July 2, 2021	April 5, 2022	$200,000	767	5,013
April 5, 2022	April 5, 2027	$100,000	2,650	3,394
September 20, 2024	December 26, 2025	$100,000	(87)	—
September 20, 2024	December 25, 2026	$200,000	903	—
September 20, 2024	September 21, 2029	$100,000	2,219	—
Total			$6,468	$8,511
On June 11, 2021, the Company terminated its existing swap agreement (the “2020 Swap Agreement”) with an effective date of September 2, 2020 and entered into an interest rate swap agreement (the “2021 Swap Agreement”) with an effective date of July 2, 2021 and a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement with a notional amount of $100,000 with an effective date of April 5, 2022. The terminated 2020 and 2021 Swap Agreements resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that will continue to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument. The remaining unrealized gains from the terminated agreements as of January 3, 2025 will be fully amortized during the first quarter of fiscal year 2025. On August 26, 2024, the Company entered into new interest rate swap agreements with an aggregate notional amount of $400,000.
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
The unrealized gains and losses deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the years ended January 3, 2025, December 29, 2023, and December 30, 2022 were gains of $6,418, and $830, and a gain of $13,775, respectively. The reclassifications of gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the years ended January 3, 2025, December 29, 2023 and December 30, 2022 were $8,460, $6,775 and $3,177, respectively. The aggregate tax effects on activity in accumulated other comprehensive income associated with the derivative instruments designated as cash flow hedges during the years ended January 3, 2025, December 29, 2023 and December 30, 2022 were losses of $466, $1,303, and a gain of $4,226, respectively.
Over the next 12 months, the Company estimates that $5,285 will be reclassified as a decrease to interest expense related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally seeks monetary damages, interest, attorneys’ fees, and other costs. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint. Plaintiff filed his opposition on December 13, 2024, and defendants filed their reply on January 13, 2025. The motion is fully briefed and the parties await the court’s ruling.
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
At January 3, 2025 and December 29, 2023, the Company utilized $36,008 and $9,036 out of a maximum of $36,100 and $49,400 of Ford allocation of chassis, respectively, and $10,857 and $11,362, respectively, out of a maximum of $49,500 and $100,000 GM allocation of chassis. The Company incurred $1,271 and $4,760 of interest expense related to chassis on hand during the years ended January 3, 2025 and December 29, 2023, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
The following table sets forth a rollforward of GM and Ford chassis utilization for the year ended January 3, 2025:

January 3, 2025
Beginning balance: Supplier financed chassis	$20,398
Add: New supplier financed chassis	298,156
Less: Supplier financed chassis sold	(271,689)
Ending balance: Supplier financed chassis	$46,865
Other Commitments - On November 30, 2017, the Company through FF US Holding Corp., acquired the assets of Flagship, Inc. d/b/a Tuscany (“Tuscany”) and issued a 20% interest in FF US Holding Corp. to Flagship, Inc. A stockholders' agreement with Flagship, Inc. provided the Company with a call option (the “Call Option”) to acquire the remaining 20% of FF US Holding Corp. at any time from November 30, 2019 through November 30, 2024 at a value that approximates fair market value. On July 22, 2020, the Company exercised the Call Option and, pursuant to a stock purchase agreement with Flagship, Inc., the Company purchased the remaining 20% interest for $24,975 payable in a combination of stock and cash. The cash portion was settled in quarterly installment payments beginning in July 2020 through July 2022, which amounted to $6,556, $4,550 and $2,700 in 2020, 2021 and 2022, respectively. The Company had no remaining liability as of December 30, 2022. The stock portion of 136 shares were released from escrow on a quarterly basis starting January 2021 through July 2022. The Company released 58 shares during the years ended December 30, 2022. The Company had no remaining shares to be released as of December 30, 2022. The exercise of the Call Option effectively canceled the put option held by Flagship, Inc.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands, except per share data)
13. Stockholders’ Equity
Share Repurchase Plan
During the fiscal years ended January 3, 2025 and December 29, 2023, the Company repurchased approximately 378 and 428 shares for $25,000 and $25,000, at an average price of $66.03 and $58.44, respectively. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per shares. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings.
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
The equity incentive plans are administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the plans have vesting periods ranging from one to ten years and expire no later than ten years from the date of grant. As of January 3, 2025, there were no outstanding options remaining. RSUs generally vest over a three to four-year period with equal annual installments beginning at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of January 3, 2025, there were 2,872 shares available for issuance under the 2022 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.
Stock-Based Compensation
Compensation expense related to the Company’s share-based awards for the fiscal years ended January 3, 2025, December 29, 2023, and December 30, 2022 was $9,606, $16,465, and $16,351, respectively, all of which related to RSUs and performance share units (“PSUs”). No compensation expense related to stock options was incurred during the fiscal years ended January 3, 2025, December 29, 2023, and December 30, 2022.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of income:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Cost of sales	$1,124	$1,179	$957
Sales and marketing	1,303	1,501	924
Research and development	1,198	1,175	946
General and administrative	5,981	12,610	13,524
Total	$9,606	$16,465	$16,351

Stock-based compensation expense capitalized to inventory was not material for the years ended January 3, 2025, December 29, 2023 and December 30, 2022.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands, except per share data)
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
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2021	338	$76.30
Granted	142	$95.34
Canceled	(17)	$97.00
Vested	(166)	$73.14
Unvested at December 30, 2022	297	$87.05
Granted	135	$109.23
Canceled	(44)	$90.91
Vested	(141)	$83.97
Unvested at December 29, 2023	247	$100.21
Granted	333	$45.82
Canceled	(43)	$71.30
Vested	(137)	$94.76
Unvested at January 3, 2025	400	$59.88
The fair value of vested RSUs was $5,837, $15,516 and $15,140 for the years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively. As of January 3, 2025, the Company had approximately $15,377 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.86 years.
Performance Stock Units
During the year ended January 3, 2025, the Company issued PSUs to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, on certain measures including EBITDA margin. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands, except per share data)
The following table summarizes the activity for the Company’s unvested PSUs for the year ended January 3, 2025:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 31, 2021	29	$141.46
Granted	37	$120.90
Canceled	(4)	$126.73
Vested	(14)	$141.46
Unvested at December 30, 2022	48	$126.69
Granted	45	$114.04
Canceled	(10)	$120.08
Vested	(13)	$141.57
Unvested at December 29, 2023	70	$116.54
Granted	232	$46.38
Canceled	(26)	$52.30
Vested	(30)	$118.09
Unvested at January 3, 2025	246	$57.00
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $19,024 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.24 years.
Stock Options
The following table summarizes stock option activity:

	Number of shares outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2021	33	$5.16	2	$5,389
Options exercised	(33)	$5.16		$2,470
Balance at December 30, 2022	—	$—	0	$—
Options exercised	—	$—		$—
Balance at December 29, 2023	—	$—	0	$—
Options exercised	—	$—		$—
Balance at January 3, 2025	—	$—	0	$—
Options vested and expected to vest - January 3, 2025	—	$—	0	$—
Options exercisable - January 3, 2025	—	$—	0	$—
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on NASDAQ and the exercise price of outstanding, in-the-money options. As of December 30, 2022, stock-based compensation expense related to stock options has been fully recognized.
During the year ended December 30, 2022, 33 shares of common stock, were issued due to the exercise of stock options, resulting in proceeds to the Company of approximately $169.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands, except per share data)
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
The following table presents the calculation of basic and diluted earnings per share:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Net income attributable to FOX stockholders	$6,550	$120,846	$205,278

Weighted average shares used to compute basic earnings per share	41,681	42,305	42,232
Dilutive effect of employee stock plans	36	127	152
Weighted average shares used to compute diluted earnings per share	41,717	42,432	42,384
Earnings per share:
Basic	$0.16	$2.86	$4.86
Diluted	$0.16	$2.85	$4.84
The Company excluded 127, 12, and 20 shares from the calculation of diluted earnings per share for the years ended January 3, 2025, December 29, 2023, and December 30, 2022, respectively, as these shares would have been antidilutive.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
15. Income Taxes
Provision for Income Taxes
The components of income tax expense are as follows:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Current:
Federal	$9,464	$14,427	$33,622
State	3,568	5,404	4,372
Foreign	4,646	5,850	11,964
Total current	17,678	25,681	49,958
Deferred:
Federal	(21,107)	(4,782)	(17,447)
State	(2,041)	(2,693)	(2,837)
Foreign	(30)	(389)	(1,188)
Total deferred	(23,178)	(7,864)	(21,472)
(Benefit) provision for income taxes	$(5,500)	$17,817	$28,486
The Company’s income (loss) before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
United States	$(13,351)	$114,128	$197,640
Foreign	14,363	24,535	36,124
Total income before provision for income taxes	$1,012	$138,663	$233,764

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
Research and development tax credit	(645.2)	(3.8)	(2.9)
Foreign derived income benefit	(263.8)	(4.4)	(6.6)
Adjustments with respect to prior periods	(243.5)	—	—
Stock-based compensation	182.1	(0.2)	(0.5)
GILTI	126.2	0.7	0.4
State taxes, net of federal benefit	120.6	0.8	0.6
Valuation allowance on DTAs	111.5	0.3	(3.8)
Executive compensation deduction limitation	20.2	0.6	0.8
Federal return to provision	15.8	(2.2)	1.0
Change in liability for unrecognized tax benefits	(1.4)	0.7	—
Foreign withholding taxes, net of foreign tax credits	—	—	1.1
Other	13.0	(0.7)	1.1
Effective tax rate	(543.5)%	12.8%	12.2%

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
Deferred Income Taxes

	January 3, 2025	December 29, 2023
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$47,394	$51,232
Capitalized research & development	44,967	23,778
Lease liability	21,368	16,597
Inventory	9,555	9,673
Accrued liabilities	7,519	7,299
Interest Carryforward	5,868	—
Net operating losses	2,071	3,226
Research and development tax credits	4,946	2,402
Interest rate swap	1,544	2,010
Other	2,441	3,014
Total deferred tax asset	147,673	119,231
Valuation allowance	(1,785)	(693)
Net deferred tax asset	145,888	118,538
Deferred tax liabilities:
Intangible assets	(63,016)	(65,090)
Lease right-of-use-asset	(21,389)	(17,117)
Depreciation	(12,554)	(12,192)
Other	(4,565)	(2,842)
Total deferred tax liability	(101,524)	(97,241)
Net deferred tax asset	$44,364	$21,297
As of January 3, 2025, the Company had foreign tax credits of $47,394 that begin to expire in 2027, unless previously utilized.
As of January 3, 2025, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. For the year ended January 3, 2025, the valuation allowance increased by $1,092 due to a taxable loss at the Company’s UK Thailand and Sweden subsidiaries. It is reasonably possible that the company could record a material adjustment to the valuation allowance in the next twelve months related to the carrying value of foreign tax credits.
Unrecognized Tax Benefits

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Balance - beginning of period	$1,274	$119	$228
Increase related to current year tax positions	686	1,274	—
Decrease related to prior year tax positions	(1,931)	(119)	(109)
Balance - end of period	$29	$1,274	$119
As of January 3, 2025, the Company had $29 of unrecognized tax benefits related to certain state tax positions. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that significant changes in the unrecognized tax benefit may occur within the next twelve months, including settlement of the full amount with the taxing authority.
The Company’s 2020 and forward federal tax returns, state tax returns from 2018 and forward, and foreign tax returns from 2020 and forward are subject to examination by tax authorities. In 2024, the IRS commenced an examination of our 2021 income tax return, which is ongoing.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
The following table presents the Company’s hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	January 3, 2025				December 29, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swaps	$—	$5,685	$—	$5,685	$—	$3,394	$—	$3,394
Deferred Compensation Plan Investments	4,394	—	—	4,394	3,794	—	—	3,794
Total assets measured at fair value	$4,394	$5,685	$—	$10,079	$3,794	$3,394	$—	$7,188
Liabilities:
Incremental Term Loans	—	552,061	—	552,061	—	373,528	—	373,528
Revolver	—	153,000	—	153,000	—	370,000	—	370,000
Total liabilities measured at fair value	$—	$705,061	$—	$705,061	$—	$743,528	$—	$743,528
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 categories of the fair value hierarchy during the years ended January 3, 2025, and December 29, 2023.
As of January 3, 2025, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
The Company mitigate the cash flow risk associated with changes in interest rates on its variable rate debt through interest rate swap agreements. Refer to Note 11. Derivatives and Hedging for additional details of the agreements. In accordance with ASC 815, interest rate swap contracts are recognized as assets or liabilities on the condensed consolidated balance sheets and are measured at fair values. The fair values were estimated based on expected cash flows over the life of the swaps. These expected cash flows were determined using a pricing model that incorporated reasonable assumptions and available market data.
The Company invests in marketable securities to mitigate the risk associated with the investment return on the non-qualified deferred compensation plan provided to executives and non-employee directors. The investments are recorded as cash and cash equivalents at their quoted market price.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
17. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $3,687, $3,873, and $3,649 for each of the years ended January 3, 2025, December 29, 2023 and December 30, 2022, respectively.

18. Acquisitions
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
The purchase price of Custom Wheel House is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of March 3, 2023 with the excess purchase price allocated to goodwill. During the year ended January 3, 2025, the Company recorded an increase of $1,608 to net assets and a decrease of the same amount to goodwill. The weighted average amortization period of the total acquired intangible assets was 11 years. The weighted average amortization periods of the acquired trade name, customer relationship and core technology assets were 12, 7, and 10 years, respectively. The acquired goodwill represents the value of combining operations of Custom Wheel House and the Company, $25,000 of which is deductible for tax purposes.
The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows:

Fair market values
Tangible assets acquired	$34,622
Liabilities assumed	(19,593)
Intangible assets	48,753
Goodwill	66,002
Total	$129,784
The Company incurred $1,001 of transaction costs related to the acquisition of Custom Wheel House during the year ended December 29, 2023. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income. The results of operations for Custom Wheel House have been included in the Company's consolidated statements of income since the closing date of the acquisition on March 3, 2023. The total revenue and pre-tax income for the year ended January 3, 2025 amounted to $75,769 and $8,163, respectively. The total revenue and pre-tax loss for the year ended December 29, 2023 amounted to $65,558 and $1,630, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
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
The purchase price of Marucci is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of November 14, 2023 with the excess purchase price allocated to goodwill. During the year ended January 3, 2025, the Company updated the purchase price allocation and recorded adjustments to net assets of $713 and goodwill of $670. The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

Acquisition consideration
Cash consideration, net of cash acquired	$567,092
Due to sellers	144
Total consideration at closing	$567,236

Fair market values
Accounts receivable	$31,268
Inventory	52,672
Prepaid and other current assets	1,256
Property, plant and equipment	19,257
Lease right-of-use assets	9,423
Trademarks and brands	174,700
Customer and distributor relationships	83,800
Core technologies	20,600
Goodwill	244,120
Other assets	583
Total assets acquired	$637,679

Accounts payable	$13,626
Accrued expenses	10,512
Other current liabilities	1,854
Deferred Taxes	37,462
Other liabilities	6,989
Total liabilities assumed	$70,443
Purchase price allocation	$567,236
The gross contractual accounts receivable acquired in the acquisition was $32,455, of which $1,187 was not expected to be collected.
The Company incurred $3,798 of acquisition costs in conjunction with the Marucci acquisition, of which $672 were incurred during the year ended January 3, 2025. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income. Additional debt issuance costs of $6,709 were incurred in association with financing the transaction and will be amortized over the term of the Incremental Term Loan A. Refer to Note 10 - Debt for further details.
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $244,120 reflects the strategic fit of Marucci with the

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
Company’s operations. The weighted average amortization period of the total acquired intangible assets was 16 years. The weighted average amortization periods of the customer and distributor relationship, trade name and trademark, and developed technology assets were 18, 15, and 13 years, respectively. Goodwill is expected to have an indefinite life and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. Marucci previously purchased intangibles in asset acquisitions with a remaining net tax basis approximating $57,735, which the Company may deduct for income tax purposes.
The results of operations for Marucci have been included in the Company's consolidated statements of income since the closing date of the acquisition on November 14, 2023. The total revenue and pre-tax income for the year ended January 3, 2025 amounted to $192,372 and $9,989, respectively. The total revenue and pre-tax loss for the year ended December 29, 2023 amounted to $16,791 and $3,150, respectively.
Acquisition of Marzocchi Suspension S.r.l.
On December 19, 2024, the Company, through Marzocchi Suspension Holding S.r.l., acquired all of the outstanding equity of Marzocchi from VRM S.P.A. for $20,501, net of cash acquired. Marzocchi is a leader in motorbike suspension manufacturing. The Company believes that this acquisition will be complementary to its powered vehicle businesses and will help to expand its product offerings. This transaction was accounted for as a business combination.
The purchase price of Marzocchi is preliminary allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of December 19, 2024 with the excess purchase price allocated to goodwill. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

Acquisition consideration
Cash consideration, net of cash acquired	$20,501
Total consideration at closing	$20,501

Fair market value
Accounts receivable	$6,706
Inventory	12,097
Prepaids and other current assets	1,527
Property, plant, and equipment	5,888
Trademarks and brands	1,491
Customer and distributor relationships	2,000
Core technologies	12
Goodwill	3,475
Other assets	4,854
Total assets acquired	$38,050

Accounts payable	$12,175
Accrued expenses	2,176
Deferred tax liability	840
Other liabilities	2,358
Total liabilities assumed	$17,549
Purchase price allocation	$20,501

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)

The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of December 19, 2024, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The Company incurred $1,476 of acquisition costs in conjunction with the Marzocchi acquisition, of which $999 were incurred during the year ended January 3, 2025. These costs are classified as general and administrative expenses in the accompanying consolidated statements of income.
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $3,475 reflects the strategic fit of Marzocchi with the Company’s operations. The weighted average amortization periods of the customer and distributor relationships and trade names and trademarks were 15 years. Goodwill is expected to have an indefinite life and will be subject to impairment testing. In the acquisition of Marzocchi, the Company stepped up the intangibles by $3,503, which is not deductible for Italian income tax purposes.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
19. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss):

	Interest Rate Swaps	Foreign Currency Translation	Total
Balance as of December 30, 2022	17,770	(2,988)	14,782
Change in interest rate swaps fair value	830	—	830
Net gain reclassified to interest expense	(6,775)	—	(6,775)
Income tax provision on interest rate swaps	(1,303)	—	(1,303)
Foreign currency translation adjustments	—	1,507	1,507
Balance as of December 29, 2023	10,522	(1,481)	9,041
Change in interest rate swaps fair value	6,418	—	6,418
Net gain reclassified to interest expense	(8,460)	—	(8,460)
Income tax provision on interest rate swaps	(466)	—	(466)
Foreign currency translation adjustments	—	(6,309)	(6,309)
Balance as of January 3, 2025	$8,014	$(7,790)	$224

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
20. Segment Information
Due in part to how we operate our business and to best serve our customers, we manage our activities based on three operating segments: Powered Vehicles Group, Aftermarket Applications Group, and Specialty Sports Group. All of our segments design, engineer and manufacture performance-defining products and systems for customers worldwide.
The following is a description of our operating segments.
Powered Vehicles Group: This segment operates 2 plants in the United States and 1 plant in Italy. Our premium products sold under the FOX brand are for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. These products are sold through both OEM and aftermarket channels.
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
Specialty Sports Group: This segment operates 10 plants and 13 distribution facilities (12 in the United States, 4 in Taiwan, and one facility each in Australia, Canada, Germany, Japan, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes and gravel bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Our products for diamond sports include premium baseball and softball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and are sold through dealers and distributors and through direct-to-customer channels.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies.
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
Segment asset information is not presented because it is not evaluated by the CODM at the segment level. All transactions between reportable segments are eliminated in consolidation.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Net sales
Powered Vehicles Group	$461,403	$523,862	$432,388
Aftermarket Applications Group	421,453	551,143	489,132
Specialty Sports Group	511,065	389,173	680,971
Net sales	$1,393,921	$1,464,178	$1,602,491

Net income	6,512	120,846	205,278
(Benefit) provision for income taxes	(5,500)	17,817	28,486
Depreciation and amortization	83,566	58,603	49,241
Non-cash stock-based compensation	9,606	16,465	16,351
Litigation and settlement-related expenses	4,329	2,724	4,222
Other acquisition and integration-related expenses (1)	8,054	19,214	1,710
Organizational restructuring expenses	3,218	3,952	—
Loss on fixed asset disposals related to organizational restructure	—	1,027	—
Strategic transformation costs	1,689	—	2,769
Non-recurring property tax assessment	—	—	841
Interest and other expense, net	55,539	20,400	12,933
Adjusted EBITDA	$167,013	$261,048	$321,831

Powered Vehicles Group	53,819	79,159	(6,163)
Aftermarket Applications Group	51,745	126,784	130,947
Specialty Sports Group	117,811	117,766	260,101
Unallocated corporate expenses	(56,362)	(62,661)	(63,054)
Adjusted EBITDA	$167,013	$261,048	$321,831
(1) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets, per period as follows:

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Acquisition related costs and expenses	$3,569	$6,206	$1,710
Purchase accounting inventory fair value adjustment amortization	4,485	13,008	—
Other acquisition and integration-related expenses	$8,054	$19,214	$1,710

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 3, 2025
(in thousands)
Individual expenses are not a primary focus in segment-level decision-making as the CODM relies on adjusted EBITDA as the key financial metric for assessing performance and allocating resources across segments. The following table presents the Company’s other segment items that consist of costs of sales and operating expenses excluding depreciation and amortization, non-cash stock-based compensation, litigation and settlement-related expenses, other acquisition and integration-related expenses, organizational restructuring-related expenses, strategic transformation costs, and non-recurring property tax assessment.

	For the fiscal years ended
	January 3, 2025	December 29, 2023	December 30, 2022
Powered Vehicles Group	$407,584	$444,703	$438,551
Aftermarket Applications Group	369,708	424,359	358,185
Specialty Sports Group	393,254	271,407	420,870
Unallocated corporate expenses	56,362	62,661	63,054
	$1,226,908	$1,203,130	$1,280,660