Form 10-Q
period 2025-04-04
FOX FACTORY HOLDING CORP
filed 2025-05-09
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2025, there were 41,712,398 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	April 4, 2025	January 3, 2025

Assets
Current assets:
Cash and cash equivalents	$68,601	$71,674
Accounts receivable (net of allowances of $1,289 and $1,848, respectively)	177,690	165,827
Inventory	408,786	404,736
Prepaids and other current assets	59,025	85,443
Total current assets	714,102	727,680
Property, plant and equipment, net	242,621	246,393
Lease right-of-use assets	102,272	104,019
Deferred tax assets, net	47,639	44,364
Goodwill	377,226	639,505
Trademarks and brands, net	260,134	264,126
Customer and distributor relationships, net	155,806	161,585
Core technologies, net	22,396	23,154
Other assets	16,293	21,484
Total assets	$1,938,489	$2,232,310
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$119,269	$144,067
Accrued expenses	80,920	91,427
Current portion of long-term debt	24,286	24,286
Total current liabilities	224,475	259,780
Revolver	163,000	153,000
Term Loans, less current portion	522,631	527,775
Other liabilities	88,567	90,611
Total liabilities	998,673	1,031,166
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Non-controlling interest	(78)	(38)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of April 4, 2025 and January 3, 2025	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,602 shares issued and 41,712 outstanding as of April 4, 2025; 42,574 shares issued and 41,684 outstanding as of January 3, 2025	42	42
Additional paid-in capital	342,041	339,266
Treasury stock, at cost; 890 common shares as of April 4, 2025 and January 3, 2025	(13,754)	(13,754)
Accumulated other comprehensive (loss) income	(4,145)	224
Retained earnings	615,710	875,404
Total stockholders’ equity	939,894	1,201,182
Total liabilities and stockholders’ equity	$1,938,489	$2,232,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Loss
(in thousands, except per share data)
(unaudited)

	For the three months ended
	April 4, 2025	March 29, 2024
Net sales	$355,030	$333,472
Cost of sales	245,351	230,314
Gross profit	109,679	103,158
Operating expenses:
Goodwill impairment	262,129	—
General and administrative	37,331	37,421
Sales and marketing	32,847	31,186
Research and development	17,039	14,439
Amortization of purchased intangibles	10,920	11,237
Total operating expenses	360,266	94,283
(Loss) income from operations	(250,587)	8,875
Interest expense	12,934	13,329
Other (income) expense, net	(150)	309
Loss before income taxes	(263,371)	(4,763)
Benefit from income taxes	(3,637)	(1,267)
Net loss	$(259,734)	$(3,496)
Less: net loss attributable to non-controlling interest	(40)	—
Net loss attributable to FOX stockholders	$(259,694)	$(3,496)
Net loss per share:
Basic	$(6.23)	$(0.08)
Diluted	$(6.23)	$(0.08)
Weighted-average shares used to compute earnings per share:
Basic	41,711	41,650
Diluted	41,711	41,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the three months ended
	April 4, 2025	March 29, 2024
Net loss	$(259,734)	$(3,496)
Other comprehensive (loss) income
Interest rate swap
Change in net unrealized gains	(3,948)	1,502
Reclassification of net gains on interest rate swap to net earnings	(1,907)	(1,785)
Tax effects	(1,396)	(43)
Net change, net of tax effects	(7,251)	(326)
Foreign currency translation adjustments	2,882	(2,882)
Other comprehensive loss	(4,369)	(3,208)
Comprehensive loss	$(264,103)	$(6,704)
Less: comprehensive loss attributable to non-controlling interest	(40)	—
Comprehensive loss attributable to FOX stockholders	$(264,063)	$(6,704)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	40	—	—	—	(1,315)	—	—	(1,315)	—
Repurchases of common stock	(378)	—	—	—	(16,077)	—	(9,082)	(25,159)	—
Stock-based compensation expense	—	—	—	—	3,906	—	—	3,906	—
Other comprehensive loss	—	—	—	—	—	(3,208)	—	(3,208)	—
Net loss	—	—	—	—	—	—	(3,496)	(3,496)	—
Balance - March 29, 2024	42,506	$42	890	$(13,754)	$334,860	$5,833	$865,508	$1,192,489	$—

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 3, 2025	42,574	$42	890	$(13,754)	$339,266	$224	$875,404	$1,201,182	$(38)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	28	—	—	—	(580)	—	—	(580)	—
Stock-based compensation expense	—	—	—	—	3,355	—	—	3,355	—
Other comprehensive loss	—	—	—	—	—	(4,369)	—	(4,369)	—
Net loss	—	—	—	—	—	—	(259,694)	(259,694)	(40)
Balance - April 4, 2025	42,602	$42	890	$(13,754)	$342,041	$(4,145)	$615,710	$939,894	$(78)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	April 4, 2025	March 29, 2024
OPERATING ACTIVITIES:
Net loss	$(259,734)	$(3,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	262,129	—
Depreciation and amortization	21,989	20,451
Provision for inventory reserve	(1,369)	(20)
Stock-based compensation	3,355	3,906
Amortization of acquired inventory step-up	164	4,485
Amortization of loan fees	1,349	699
Amortization of deferred gains on prior swap settlements	(783)	(1,063)
Proceeds from interest rate swap settlements	1,127	723
Loss on disposal of property and equipment	632	22
Deferred taxes	(4,736)	74
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,279)	5,283
Inventory	(1,827)	19,963
Income taxes	(1,919)	(757)
Prepaids and other assets	25,718	(37,266)
Accounts payable	(25,168)	(2,382)
Accrued expenses and other liabilities	(8,968)	(1,270)
Net cash (used in) provided by operating activities	680	9,352
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,180)	(9,907)
Acquisitions of businesses, net of cash acquired	—	(5,041)
Acquisition of other assets, net of cash acquired	—	(350)
Net cash used in investing activities	(7,180)	(15,298)
FINANCING ACTIVITIES:
Proceeds from revolver	37,000	70,000
Payments on revolver	(27,000)	(48,000)
Repayment of term debt	(6,071)	(3,571)
Purchase and retirement of common stock	—	(25,000)
Repurchases from stock compensation program, net	(580)	(1,315)
Net cash provided by (used in) financing activities	3,349	(7,886)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	78	(227)
CHANGE IN CASH AND CASH EQUIVALENTS	(3,073)	(14,059)
CASH AND CASH EQUIVALENTS—Beginning of period	71,674	83,642
CASH AND CASH EQUIVALENTS—End of period	$68,601	$69,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	April 4, 2025	March 29, 2024
Cash paid during the period for:
Income tax payment (refund)	$3,052	$(586)
Interest	$12,405	$14,790
Amounts included in the measurement of lease liabilities	$5,239	$4,361
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$540	$20,869
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$437	$1,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the “Company”) designs, engineers, manufactures, and markets premium products and systems that deliver championship-level performance for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, motorcycles and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Certain of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”), while others are distributed to consumers through a global network of dealers and distributors and through direct-to-customer channels.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the “Company,” “FOX,” “Fox Factory,” “we,” “us,” “our,” and “ours” refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.” or “United States”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 3, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2025. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53-week fiscal year calendar. For 2025 and 2024, the Company’s fiscal year will end or has ended on January 2, 2026 and January 3, 2025, respectively. The 12-month periods ended January 2, 2026 and January 3, 2025, will include or have included 52 and 53 weeks, respectively. The three-month periods ended April 4, 2025 and March 29, 2024 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 27, 2025 that had a material impact on our condensed consolidated financial statements and related notes.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on Stellantis vehicle chassis, however, that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floor plan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from the Outside Van and Upfit UTV subsidiaries generally include the vehicle chassis, of which the Company has the risks and rewards of ownership and are recognized over-time as work is performed based on actual costs incurred.

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
Segments - We have three operating and reportable segments: Powered Vehicles Group (“PVG”), Aftermarket Applications Group (“AAG”), and Specialty Sports Group (“SSG”). The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer.
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary.
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. The income approach employs a discounted cash flow model, projecting revenue and cash flows over a multi-year period. These projections are based on management’s estimates, historical performance trends, and industry outlooks. These cash flows, along with a terminal value, are discounted to their present value using a weighted-average cost of capital (“WACC”) that reflects a market rate appropriate for each reporting unit. The market approach employs multiples for public companies that reasonably compare to the reporting units. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Additional impairment may be recognized in connection with the write-off of associated deferred tax liabilities that are no longer needed due to the decrease in goodwill. All impairments, if any, are charged directly to earnings.
During the three months ended April 4, 2025, the Company identified a triggering event related to adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration and resulting sustained decline in its stock price, and performed a quantitative impairment assessment. Based on the results of this assessment, the Company recorded a non-cash goodwill impairment charge of $262,129 within operating expenses, which impacted all reporting units. The impairment charge reflects the amount by which the carrying values of the reporting units exceeded their estimated fair values. Goodwill activity attributable to each reporting unit consisted of the following:

	PVG	AAG	SSG	Total
Balance as of January 3, 2025	$94,063	$258,243	$287,199	$639,505
Impairment losses	(51,206)	(191,823)	(19,100)	(262,129)
Purchase price adjustments (Refer to Note 14. Acquisitions)	(27)	—	—	(27)
Currency translation and other adjustments	(161)	—	38	(123)
Balance as of April 4, 2025	$42,669	$66,420	$268,137	$377,226
Indefinite-lived intangible assets
Certain trademarks and trade names, including FOX and others from certain subsidiaries, are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. Due to the triggering event as described above, the indefinite-lived intangible assets were also assessed for impairment. The Company concluded that no indicators of impairment existed as of April 4, 2025.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
Finite-lived intangible assets and other long-lived assets
We assess the recoverability of identifiable finite-lived intangible assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying amount may be impaired. Impairment of certain finite-lived intangible assets, particularly customer relationships, certain trade names and core technology, is measured by comparing the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If the asset or asset group is considered to be impaired, the amount of such impairment would be measured by the difference between the carrying amount of the asset and its fair value.
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows.
Due to the triggering event as described above, the Company performed an impairment test for long-lived assets including finite-lived intangible assets and concluded that no indicators of impairment existed as of April 4, 2025.
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
Reclassifications - We reclassified certain prior period amounts within our condensed consolidated statements of cash flows. The reclassifications did not have any impact on net income.
Certain Significant Risks and Uncertainties - As of April 4, 2025, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, disruptions in the operations of its or its customers’ facilities, or along its global supply chain, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
International geopolitical conflicts, including continuing tensions between Taiwan and China, the Russian war in Ukraine, and the Israel-Palestine conflict, on the global economy, energy supplies and raw materials may prove to negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on China, Canada, Mexico and other countries, and retaliatory tariffs by these countries on the U.S. may increase costs, disrupt supply chains, and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.
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
Please see Note 15 – Segment Information for our definition of adjusted EBITDA. Under ASC 280, adjusted EBITDA is our measure of segment profitability and financial performance of our operating segments, and when used in this context, the term adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP. Adjusted EBITDA reported for the Company on a consolidated basis is a non-U.S. GAAP financial measure.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company adopted ASU 2023-07 in the Annual Report on Form 10-K for fiscal year 2024 ending January 3, 2025 and in this Quarterly Report on form 10-Q. Refer to Note 15 – Segment Information for further details.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which adds new disclosure requirements, including more detailed information about certain income statement expense captions and a separate disclosure for selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with retrospective application and early adoption permitted. The Company is currently evaluating the impact of the accounting standard updates on its consolidated financial statements and related disclosures.

2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended
	April 4, 2025	March 29, 2024
Powered Vehicles Group	$122,098	$118,113
Aftermarket Applications Group	111,914	101,852
Specialty Sports Group	121,018	113,507
Total net sales	$355,030	$333,472

The following table summarizes total net sales by sales channel:

	For the three months ended
	April 4, 2025	March 29, 2024
OEM	$156,321	$137,809
Aftermarket/Non-OEM(1)	198,709	195,663
Total net sales	$355,030	$333,472
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales and various others, including Marucci’s sales within each of these.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended
	April 4, 2025	March 29, 2024
North America	$272,301	$284,662
Europe	48,277	27,250
Asia	27,809	18,170
Rest of the world	6,643	3,390
Total net sales	$355,030	$333,472

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
3. Inventory
Inventory consisted of the following:

	April 4, 2025	January 3, 2025
Raw materials	$253,320	$245,368
Work-in-process	20,736	16,519
Finished goods	134,730	142,849
Total inventory	$408,786	$404,736

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	April 4, 2025	January 3, 2025
Prepaid chassis deposits	$21,026	$47,094
Advanced payments and prepaid contracts	25,083	26,496
Other current assets	12,916	11,853
Total prepaid and other current assets	$59,025	$85,443

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	April 4, 2025	January 3, 2025
Machinery and manufacturing equipment	$179,653	$177,261
Building and building improvements	82,692	82,224
Leasehold improvements	40,409	40,663
Internal-use computer software	39,499	38,572
Information systems, office equipment and furniture	29,802	28,725
Transportation equipment	23,864	23,299
Land and land improvements	16,310	15,521
Total property, plant and equipment	412,229	406,265
Less: accumulated depreciation and amortization	(169,608)	(159,872)
Total property, plant and equipment, net	$242,621	$246,393

The Company’s long-lived assets by geographic location are as follows:

	April 4, 2025	January 3, 2025
United States	$202,072	$203,937
International	40,549	42,456
Total long-lived assets	$242,621	$246,393

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	April 4, 2025	January 3, 2025
Payroll and related expenses	$22,550	$22,504
Warranty	19,113	21,593
Current portion of lease liabilities	16,713	16,683
Accrued sales rebate	8,818	7,852
Other accrued expenses	6,398	13,452
Income tax payable	7,328	9,343
Total accrued expenses	$80,920	$91,427
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

	For the three months ended
	April 4, 2025	March 29, 2024
Beginning warranty liability	$21,593	$20,001
Charge to cost of sales	1,468	3,943
Costs incurred	(3,948)	(4,617)
Ending warranty liability	$19,113	$19,327
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
At April 4, 2025, the one-month SOFR and three-month SOFR rates were 4.34% and 4.35%, respectively. At April 4, 2025, our weighted-average interest rate on outstanding borrowing was 6.36%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 4, 2025.
The following table summarizes the revolver under the 2022 Credit Facility:

	April 4, 2025	January 3, 2025
Amount outstanding	$163,000	$153,000
Standby letters of credit	158	155
Available borrowing capacity	486,842	496,845
Total borrowing capacity	$650,000	$650,000

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
As of April 4, 2025, future principal payments for term loan debt, including the current portion, are summarized as follows:

For fiscal year	April 4, 2025
2025	$18,214
2026	24,286
2027	512,143
Total	$554,643
Debt issuance cost	(7,726)
Long-term debt, net of issuance cost	546,917
Less: current portion	(24,286)
Long-term debt less current portion	$522,631
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
Legal Proceedings - On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally seeks money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which Plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted Plaintiff leave to file a second amended complaint. On April 14, 2025, Plaintiff filed a second amended complaint asserting essentially the same claims. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves.
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
At April 4, 2025 and January 3, 2025, the Company utilized $28,118 and $36,008, respectively, out of a maximum of $36,100 of Ford allocation of chassis, and $12,654 and $10,857, respectively, out of a maximum of $49,500 GM allocation of chassis. The Company incurred interest expense related to chassis on hand of $685 and $482 during the three months ended April 4, 2025 and January 3, 2025, respectively.

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
As of April 4, 2025 and January 3, 2025, the Company had the following interest rate swap contracts:

			April 4, 2025	January 3, 2025
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
September 2, 2020	June 11, 2021	$200,000	$—	$16
July 2, 2021	April 5, 2022	$200,000	—	767
April 5, 2022	April 5, 2027	$100,000	1,209	2,650
September 20, 2024	December 26, 2025	$100,000	(265)	(87)
September 20, 2024	December 25, 2026	$200,000	(648)	903
September 20, 2024	September 21, 2029	$100,000	317	2,219
Total			$613	$6,468
On June 11, 2021, the Company terminated its existing swap agreement (the “2020 Swap Agreement”) and entered into an interest rate swap agreement (the “2021 Swap Agreement”) with a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement (the “2022 Swap Agreement”) with a notional amount of $100,000. The terminated 2020 and 2021 Swap Agreements resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that continued to be accounted for in accumulated other comprehensive income, or AOCI, and were fully amortized into earnings as of April 4, 2025. On August 26, 2024, the Company entered into new interest rate swap agreements with an aggregate notional amount of $400,000.
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
The unrealized gains and losses deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three months ended April 4, 2025 and March 29, 2024 were a net loss of $3,948 and a gain of $1,502 respectively. The reclassifications of unrealized gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three months ended April 4, 2025 and March 29, 2024 were $1,907 and $1,785, respectively. The aggregate tax effects on activity in accumulated other comprehensive income associated with the derivative instruments designated as cash flow hedges during three months ended April 4, 2025 and March 29, 2024 were losses of $1,396 and $43, respectively.
Over the next 12 months, the Company estimates that $4,305 will be reclassified as a decrease to interest expense related to the interest rate swap contracts.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	April 4, 2025				January 3, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred Compensation Plan Investments	$3,966	$—	$—	$3,966	$4,394	$—	$—	$4,394
Interest Rate Swaps	—	613	—	613	—	5,685	—	5,685
Total assets measured at fair value	$3,966	$613	$—	$4,579	$4,394	$5,685	$—	$10,079
Liabilities:
Deferred Compensation Plan Liabilities	3,997	—	—	3,997	4,300	—	—	4,300
Revolver	—	163,000	—	163,000	—	153,000	—	153,000
Incremental Term Loans	—	546,917	—	546,917	—	552,061	—	552,061
Total liabilities measured at fair value	$3,997	$709,917	$—	$713,914	$4,300	$705,061	$—	$709,361
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three months ended April 4, 2025.
As of April 4, 2025, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
The Company mitigates the cash flow risk associated with changes in interest rates on its variable rate debt through interest rate swap agreements. Refer to Note 9 - Derivatives and Hedging for additional details of the agreements. In accordance with ASC 815, interest rate swap contracts are recognized as assets or liabilities on the condensed consolidated balance sheets and are measured at fair values. The fair values were estimated based on expected cash flows over the life of the swaps. These expected cash flows were determined using a pricing model that incorporated reasonable assumptions and available market data.
The Company invests in marketable securities to mitigate the risk associated with the investment return on the non-qualified deferred compensation plan provided to executives and non-employee directors. The investments are recorded as cash and cash equivalents at their quoted market price. The corresponding deferred compensation plan liabilities are recorded at fair value based on the quoted market price of the underlying investments, and included in accrued expenses on the condensed consolidated balance sheets.

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
There were no repurchases of common stock during the three months ended April 4, 2025. During the three months ended March 29, 2024, the Company repurchased approximately 378 shares for $25,000, at an average price of $66.03. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per share. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings. As of April 4, 2025, authorized repurchases of $250,000 remain available to the Company.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of income:

	For the three months ended
	April 4, 2025	March 29, 2024
Cost of sales	$298	$236
Sales and marketing	389	374
Research and development	332	266
General and administrative	2,336	3,030
Total	$3,355	$3,906
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the three months ended April 4, 2025:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2025	400	$59.88
Granted	505	$26.14
Canceled	(10)	$51.47
Vested	(52)	$78.73
Unvested at April 4, 2025	843	$38.66
As of April 4, 2025, the Company had approximately $25,104 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.33 years.
During the three months ended April 4, 2025, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, against an adjusted EBITDA margin target. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The Company also issued PSUs to certain executives and non-executives based upon the Company’s performance, over a four-year performance period, against a trailing 12-month revenue target. These revenue-growth PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn either 0% or 100% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant assuming the performance goals will be achieved.
The following table summarizes the activity for the Company’s unvested PSUs for the three months ended April 4, 2025:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2025	246	$57.00
Granted	262	$26.14
Canceled	(2)	$46.81
Vested	—	$—
Unvested at April 4, 2025	506	$41.07
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $31,739 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.03 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
12. Net Loss Per Share
Basic earnings per share amounts are computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of RSUs and PSUs, which are reflected in diluted earnings per share by application of the treasury stock method.
The Company excluded 241 and 139 shares from the calculation of diluted earnings per share for the three months ended April 4, 2025 and March 29, 2024, respectively, as these shares would have been antidilutive.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended
	April 4, 2025	March 29, 2024
Net loss	$(259,694)	$(3,496)

Weighted average shares used to compute basic earnings per share	41,711	41,650
Dilutive effect of employee stock plans	—	—
Weighted average shares used to compute diluted earnings per share	41,711	41,650
Earnings per share:
Basic	$(6.23)	$(0.08)
Diluted	$(6.23)	$(0.08)

13. Income Taxes

	For the three months ended
	April 4, 2025	March 29, 2024
Benefit from income taxes	$(3,637)	$(1,267)
Effective tax rates	1.4%	26.6%
For the three months ended April 4, 2025, the difference between the Company’s effective tax rate of 1.4% and the 21% federal statutory rate was due to the impairment impact of the non-deductible goodwill recognized during the same period.
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
(in thousands)
(unaudited)
14. Acquisitions
Acquisition of Marzocchi Suspension S.r.L .
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
The purchase price of Marzocchi is preliminary allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of December 19, 2024 with the excess purchase price allocated to goodwill. During the three months ended April 4, 2025, the Company recorded an increase of $27 to net assets and a decrease of the same amount to goodwill. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

Acquisition consideration
Cash consideration, net of cash acquired	20,501
Total consideration at closing	$20,501

Fair market values
Accounts receivable	6,706
Inventory	12,097
Prepaid and other current assets	1,527
Property, plant and equipment	5,888
Trademarks and brands	1,500
Customer and distributor relationships	2,000
Goodwill	3,448
Other assets	4,854
Total assets acquired	38,020

Accounts payable	12,175
Accrued expenses	2,146
Deferred Taxes	840
Other liabilities	2,358
Total liabilities assumed	17,519
Purchase price allocation	20,501

The gross contractual accounts receivable acquired in the acquisition was $6,706, all of which was expected to be collected.
The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of December 19, 2024, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The Company incurred $1,606 of acquisition costs in conjunction with the Marzocchi acquisition, of which $130 were incurred during the three months ended April 4, 2025. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income.
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $3,448 reflects the strategic fit of Marzocchi with the Company’s operations. The weighted average amortization periods of the customer and distributor relationships and trade names and trademarks were 15 years. Goodwill is expected to have an indefinite life and will be subject to impairment testing. The goodwill is tax deductible for U.S. income tax purposes due to the step-up in tax basis of acquired goodwill, and a portion of it is also deductible for Italian income tax purposes. In the acquisition of Marzocchi, the Company stepped up the intangibles by $3,500, which is not deductible for Italian income tax purposes.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The results of operations for Marzocchi have been included in the Company's consolidated statements of income since the closing date of the acquisition on December 19, 2024. The total revenues and pre-tax loss for Marzocchi for the three months ended April 4, 2025 amounted to $11,969 and $1,623, respectively.
15. Segment Information
We manage our activities based on three operating segments: Powered Vehicles Group, Aftermarket Applications Group, and Specialty Sports Group. All of our segments design, engineer and manufacture performance-defining products and systems for customers worldwide.
The following is a description of our operating segments.
Powered Vehicles Group: This segment operates 2 plants in the United States and 1 plant in Italy. Our premium products sold under the FOX brand are for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, and commercial trucks, and the Marzocchi brand for motorcycles. These products are sold through both OEM and aftermarket channels.
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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies within our 2024 Form 10-K.
We measure the profitability and financial performance of our operating segments based on adjusted EBITDA. Adjusted EBITDA provides a measure of our underlying segment results that is in line with our approach to risk management. We define adjusted EBITDA as net income adjusted for (a) interest expense, (b) income tax or tax benefits, (c) amortization including amortization of purchased intangibles, (d) depreciation, (e) stock-based compensation, (f) litigation and settlement related expenses, (g) organizational restructuring expenses, (h) acquisition and integration-related expenses, (i) strategic transformation costs, and (j) goodwill impairment. Adjusted EBITDA Margin is defined as adjusted EBITDA divided by net sales.
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

	For the three months ended
	April 4, 2025	March 29, 2024
Net sales
Powered Vehicles Group	$122,098	$118,113
Aftermarket Applications Group	111,914	101,852
Specialty Sports Group	121,018	113,507
Net sales	$355,030	$333,472

Net loss	(259,734)	(3,496)
Goodwill impairment	262,129	—
Benefit from income taxes	(3,637)	(1,267)
Depreciation and amortization(1)	21,739	20,451
Non-cash stock-based compensation	3,355	3,906
Litigation and settlement-related expenses	716	1,529
Other acquisition and integration-related expenses(2)	617	5,163
Organizational restructuring expenses	1,613	63
Loss on asset disposals and lease terminations related to organizational restructuring	698	—
Strategic transformation costs	20	432
Interest and other expense, net	12,086	13,638
Adjusted EBITDA	$39,602	$40,419

Powered Vehicles Group	14,383	15,881
Aftermarket Applications Group	16,993	14,869
Specialty Sports Group	23,394	24,057
Unallocated corporate expenses	(15,168)	(14,388)
Adjusted EBITDA	$39,602	$40,419
(1) Depreciation excludes amortization for purchase accounting property, plant and equipment fair value adjustment.
(2) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets, per period as follows:

	For the three months ended
	April 4, 2025	March 29, 2024
Acquisition related costs and expenses	$203	$678
Purchase accounting property, plant and equipment fair value adjustment amortization	250	—
Purchase accounting inventory fair value adjustment amortization	164	4,485
Other acquisition and integration-related expenses	$617	$5,163

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)

Individual expenses are not a primary focus in segment-level decision-making as the CODM relies on adjusted EBITDA as the key financial metric for assessing performance and allocating resources across segments. The following table presents the Company’s other segment items that consist of costs of sales and operating expenses excluding depreciation and amortization, non-cash stock-based compensation, litigation and settlement-related expenses, other acquisition and integration-related expenses, organizational restructuring-related expenses, strategic transformation costs, and goodwill impairment.

	For the three months ended
	April 4, 2025	March 29, 2024
Powered Vehicles Group	$107,715	$102,232
Aftermarket Applications Group	94,921	86,983
Specialty Sports Group	97,624	89,450
Unallocated corporate expenses	15,168	14,388
	$315,428	$293,053

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 27, 2025, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
•changes in general economic conditions, including market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the on-going Russian war in Ukraine, the Israel-Palestine conflict, or due to growing inflation or higher interest rates, or tariffs;
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
•the loss of key customers;
•our ability to accurately forecast demand for our products;
•our ability to improve operating and supply chain efficiencies;
•changes in commodity, freight, and tariff costs (including tariff relief or our ability to mitigate tariffs, particularly in light of the policies of the new presidential administration and retaliatory actions in response thereto);
•our ability to mitigate increasing input costs through pricing or other measures;
•economic conditions that impact consumer spending or consumer credit, including changes in inflation or interest rates;
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
•the growth of the markets in which we compete, our expectations regarding consumer preferences and our ability to respond to changes in consumer preferences and effectively compete against competitors;
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
•our ability to adapt our business model to mitigate the impact of certain changes in tax laws, tariffs, and international trade policies;
•changes in the relative proportion of profit earned in the numerous jurisdictions in which we do business and in tax legislation, case law and other authoritative guidance in those jurisdictions;
•product recalls and product liability claims; and
•future economic or market conditions.
You should not rely upon forward-looking statements as predictions of future events. We based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors expressed or implied in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K, as filed with the SEC on February 27, 2025, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

Critical Accounting Policies and Estimates
There have been no changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 27, 2025, that had a material impact on our unaudited condensed consolidated financial statements and related notes, except as described below.
Goodwill Impairment
During the three month period ended April 4, 2025, we recognized a non-cash goodwill impairment charge of $262.1 million within operating expenses, which impacted all reporting units. The impairment resulted from a triggering event related to adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration and resulting sustained decline in its stock price. The impairment charge reflects the amount by which the carrying values of the reporting units exceeded their estimated fair values.
The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. The income approach employs a discounted cash flow model, projecting revenue and cash flows over a multi-year period. These projections are based on management’s estimates, historical performance trends, and industry outlooks. These cash flows, along with a terminal value, are discounted to their present value using a WACC that reflects a market rate appropriate for each reporting unit. The company performs sensitivity analyses to determine how fluctuations in forecasts could affect the fair value relative to the carrying amount. The market approach employs multiples for public companies that reasonably compare to the reporting units. Sensitivity analyses were performed to assess the impact of changes in key assumptions. While the Company believes that the estimates and assumptions used in the impairment test were reasonable, changes in key assumptions, including lower revenue growth, terminal growth rate, or increase in WACC could result in a future impairment of the reporting units. Such charge could have a material effect on the condensed consolidated statements of income (loss) and the condensed consolidated balance sheets.
As a reasonableness check, the impairment assessment also included a comparison of the aggregate estimated fair value of the reporting units to the Company’s total market capitalization. The Company will continue to monitor its goodwill balances for further potential impairments.
See “Goodwill, Intangible Assets, and Long-Lived Assets” within Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies for goodwill activity by reporting unit.
Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024
Net sales	$355.0	$333.5
Cost of sales	245.4	230.3
Gross profit	109.7	103.2
Operating expenses:
Goodwill impairment	262.1	—
General and administrative	37.3	37.4
Sales and marketing	32.8	31.2
Research and development	17.0	14.4
Amortization of purchased intangibles	10.9	11.2
Total operating expenses	360.3	94.3
(Loss) Income from operations	(250.6)	8.9
Interest expense	12.9	13.3
Other (income) expense, net	(0.2)	0.3
Loss before income taxes	(263.4)	(4.8)
Benefit from income taxes	(3.6)	(1.3)
Net loss	$(259.7)	$(3.5)
Less: net loss attributable to non-controlling interest	—	—
Net loss attributable to FOX stockholders	$(259.7)	$(3.5)
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended
	April 4, 2025	March 29, 2024
Net sales	100.0%	100.0%
Cost of sales	69.1	69.1
Gross profit	30.9	30.9
Operating expenses:
Goodwill impairment	73.8	—
General and administrative	10.5	11.2
Sales and marketing	9.3	9.4
Research and development	4.8	4.3
Amortization of purchased intangibles	3.1	3.4
Total operating expenses	101.5	28.3
(Loss) Income from operations	(70.6)	2.7
Interest expense	3.6	4.0
Other (income) expense, net	—	0.1
Loss before income taxes	(74.2)	(1.4)
Benefit from income taxes	(1.0)	(0.4)
Net loss	(73.2)%	(1.0)%
Less: net loss attributable to non-controlling interest	—	—
Net loss attributable to FOX stockholders	(73.1)%	(1.0)%
*Percentages may not foot due to rounding.

Three months ended April 4, 2025 compared to three months ended March 29, 2024
Consolidated net sales

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Net sales	$355.0	$333.5	$21.5	6.5%
Total net sales for the three months ended April 4, 2025 increased $21.5 million, or 6.5%, compared to the three months ended March 29, 2024. The increase in net sales is driven by higher upfitting sales due to a shift in product mix, increased demand for aftermarket products, growth in bike sales, and the expansion of motorcycle business, which offset lower industry demand in the traditional powersports product lines. Although, net sales increased, high interest rates impacting industry and consumer demands, high inventory levels at dealerships, the bike channel inventory recalibration, and to a lower extent, lower bike consumer demand, and impacts related to tariff policies remain headwinds.
Cost of sales

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Cost of sales	$245.4	$230.3	$15.1	6.6%
Cost of sales for the three months ended April 4, 2025 increased $15.1 million, or 6.6%, compared to the three months ended March 29, 2024. The increase in cost of sales is mainly due to our increased sales. Our gross margin increased 0 basis points to 30.9% for the three months ended April 4, 2025 as compared to the same prior fiscal year period primarily due to our product mix.
Operating expenses

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Operating expenses:
Goodwill impairment	$262.1	$—	$262.1	100.0%
General and administrative	37.3	37.4	(0.1)	(0.3)%
Sales and marketing	32.9	31.2	1.7	5.4
Research and development	17.1	14.5	2.6	17.9
Amortization of purchased intangibles	10.9	11.2	(0.3)	(2.7)
Total operating expenses	$360.3	$94.3	$266.0	282.1%
Total operating expenses for the three months ended April 4, 2025 were $360.3 million, compared to $94.3 million for the three months ended March 29, 2024. During the three months ended April 4, 2025, we recognized an impairment charge of $262.1 million as a result of our quantitative assessment on goodwill. Research and development expenses and sales and marketing expenses increased $2.6 million and $1.7 million, respectively, mainly due to investments to support future growth and product innovation.

Income from operations

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Income from operations	$(250.6)	$8.9	$(259.5)	(2,915.7)%
As a result of the factors discussed above, income from operations for the three months ended April 4, 2025 decreased $259.5 million, or 2,915.7%, compared to income from operations for the three months ended March 29, 2024.
Interest and other expense, net

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Interest expense	$12.9	$13.3	$(0.4)	(3.0)%
Other (income) expense, net	(0.2)	0.3	(0.5)	(166.7)
Interest and other expense, net	$12.7	$13.6	$(0.9)	(6.6)%
Interest and other expense, net for the three months ended April 4, 2025 decreased by $0.9 million to $12.7 million, compared to $13.6 million for the three months ended March 29, 2024.
Income taxes

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Benefit from income taxes	$(3.6)	$(1.3)	$(2.3)	176.9%
The effective tax rates were 1.4% and 26.6% for the three months ended April 4, 2025 and March 29, 2024, respectively.
For the three months ended April 4, 2025, the difference between the Company’s effective tax rate of 1.4% and the 21% federal statutory rate was due to the impairment impact of the non-deductible goodwill recognized during the same period.
For the three months ended March 29, 2024, the difference between our effective tax rate of 26.6% and the 21% federal statutory rate was due to the impact of discrete items and pre-tax loss.
Net income

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Net income	$(259.7)	$(3.5)	$(256.2)	7,320.0%
As a result of the factors described above, our net loss increased $256.2 million, or 7,320.0%, to a net loss $259.7 million in the three months ended April 4, 2025 from a net loss of $3.5 million for the three months ended March 29, 2024.

Segment Review
We manage our activities based on three operating segments: PVG, AAG, and SSG.
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common stockholders to adjusted EBITDA, see Note 15 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$122.1	$118.1	$4.0	3.4%
Aftermarket Applications Group	111.9	101.9	10.1	9.9
Specialty Sports Group	121.0	113.5	7.5	6.6
Net sales	$355.0	$333.5	$21.5	6.4%

Adjusted EBITDA
Powered Vehicles Group	$14.4	$15.9	$(1.5)	(9.4)%
Aftermarket Applications Group	17.0	14.9	2.1	14.1
Specialty Sports Group	23.4	24.1	(0.7)	(2.9)
Unallocated corporate expenses	(15.2)	(14.4)	(0.8)	5.6
Adjusted EBITDA	$39.6	$40.5	$(0.9)	(2.2)%
Powered Vehicles Group
Powered Vehicles Group net sales increased by $4.0 million, or 3.4%, due to the inclusion of $12.0 million in net sales from Marzocchi acquired in December 2024, partially offset by lower industry demand in power sports because of higher interest rates and higher inventory levels.
Powered Vehicles Group adjusted EBITDA decreased by $1.5 million, or 9.4%, primarily due to our product mix.
Aftermarket Applications Group
Aftermarket Applications Group net sales increased by $10.1 million, or 9.9%, driven by higher upfitting sales due to our product mix and increased demand for aftermarket products; however, high interest rates impacting dealers and consumers, and high inventory levels at dealerships continue to pose challenges.
Aftermarket Applications Group adjusted EBITDA increased by $2.1 million, or 14.1%, mainly due to higher gross profit.
Specialty Sports Group
Specialty Sports Group net sales increased by $7.5 million, or 6.6%, primarily due to the growth in bike sales. Although bike sales improved compared to prior year, the channel inventory recalibration, and to a lower extent, lower end consumer demand remain headwinds.
Specialty Sports Group adjusted EBITDA decreased by $0.7 million, or 2.9%, primarily due to our product mix.
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

Unallocated corporate expenses increased by $0.8 million, or 5.6%, mainly due to higher research and development expenses and sales and marketing expenses.
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
As of April 4, 2025, we held $17.8 million of our $68.6 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the three months ended
(in millions)	April 4, 2025	March 29, 2024
Net cash (used in) provided by operating activities	$0.7	$9.4
Net cash used in investing activities	(7.2)	(15.3)
Net cash provided by (used in) financing activities	3.3	(7.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Change in cash and cash equivalents	$(3.1)	$(14.1)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the three months ended April 4, 2025, net cash used in operating activities was $0.7 million. Our investment in operating assets and liabilities is a result of a decrease in accounts payable of $25.2 million, an increase in accounts receivable of $11.3 million, a decrease in accrued expenses and other liabilities of $9.0 million, an increase in inventory of $1.8 million, and a decrease in income taxes payable of $1.9 million, partially offset by a decrease in prepaids and other assets of $25.7 million. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The decrease in accrued expenses and other liabilities is mainly due to a decrease in warranty reserve, a decrease in lease liabilities due to lease terminations, and payments for various accruals. The decrease in income taxes payable is mainly due to our income tax payments. The decrease in prepaids and other assets is primarily due to lower chassis deposits driven by working capital optimization efforts.
In the three months ended March 29, 2024, net cash provided by operating activities was $9.4 million. Our investment in operating assets and liabilities is a result of increases in prepaids and other assets of $37.3 million and decreases in accounts payable of $2.4 million, accrued expenses and other liabilities of $1.3 million, and income taxes payable of $0.8 million, partially offset by decreases in inventory of $20.0 million and accounts receivable of $5.3 million. The increase in prepaids and other assets is primarily due to carrying new model year chassis to meet current year production needs for the upfitting product lines and, to a lesser degree, slowing sales of older model years. The change in our accounts receivable reflects the timing of customer collections. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in accrued expenses and other liabilities is primarily due to settlements of sales rebate accruals. The decrease in inventory reflects our continued efforts to optimize inventory levels.
Investing activities
In the three months ended April 4, 2025 and March 29, 2024, net cash used in investing activities consisted of $7.2 million and $15.3 million, respectively. Investing activities for the three months ended April 4, 2025 consisted of $7.2 million of property and equipment additions. Investing activities for the three months ended March 29, 2024 consisted of $9.9 million of property and equipment additions, $5.0 million of cash consideration for our acquisitions, and $0.4 million of cash consideration for our purchase of other assets.

Financing activities
In the three months ended April 4, 2025, net cash used in financing activities was $3.3 million, and consisted of the proceeds from our 2022 Credit Facility revolver of $37.0 million that were used to support our working capital, offset by payments of $27.0 million to reduce the revolver borrowings, $6.1 million repayments on our term loans, and payments of $0.6 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
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
The Company may borrow, prepay and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At April 4, 2025, the one-month SOFR and three-month SOFR rates were 4.34% and 4.35%, respectively. At April 4, 2025, our weighted-average interest rate on outstanding borrowing was 6.36%.
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
On July 31, 2024 and December 20, 2024, the Company entered into the Third and Fourth Amendment to the Credit Facility, respectively to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 4, 2025.

Impact of Global Trade Actions and Tariffs
New and expanded tariffs recently announced under the Trump administration and triggered retaliatory actions by certain affected countries, and other foreign governments have introduced additional costs and uncertainty into our supply chain, which may impact our cost structure and working capital needs in the near term. We are evaluating the potential effect on our supply chain and sourcing strategies, and while we expect some volatility in cash flows as we adjust, we believe our existing liquidity and access to the 2022 Credit Facility provide sufficient flexibility to manage these developments. Please read “U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations” within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 27, 2025.
Inflation
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 27, 2025.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2025. Based on the evaluation of our disclosure controls and procedures as of April 4, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purports to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally seeks money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which Plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted Plaintiff leave to file a second amended complaint. On April 14, 2025, Plaintiff filed a second amended complaint asserting essentially the same claims. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves.
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
Throughout the first Trump administration, the U.S. and China imposed a variety of tariffs on most goods traded between the two countries. This included the imposition of tariffs on a substantial number of Chinese-origin goods resulting from the U.S. investigation of Chinese theft of U.S. intellectual property under Section 301 of the Trade Act of 1974, which the Biden administration continued and increased for a number of products. The U.S. and the European Union also imposed tariffs on each other’s products stemming from a dispute at the World Trade Organization related to aircraft. The Biden administration and U.S. Congress created significant uncertainty about their review of tariffs and future relationships between the U.S. and other countries with respect to regulations.
Since taking office, the new Trump administration has implemented various new strategies regarding tariffs. President Trump invoked the International Emergency Economic Powers Act to impose 25% tariffs on products from Mexico and 25% tariffs on products from Canada (with a lower 10% tariff on Canadian energy and energy resources) but exempted from the tariffs those products that are entitled to preferential treatment under the United States-Mexico-Canada Agreement. President Trump also imposed a 20% tariff on all imports from China and Hong Kong under the International Emergency Economic Powers Act. Acting on an investigation concluded during the first Trump administration, the current Trump administration imposed tariffs of 25% on certain passenger vehicles and light trucks and parts for those vehicles.
Most recently, in April 2024, the Trump administration imposed a universal “reciprocal” tariff of 10% on all countries. This rate was set to increase for certain countries, but the Trump administration delayed implementation of the increased rates until July 2025 to permit those countries to negotiate with the United States. Because of retaliatory actions taken by China, the Trump administration increased the reciprocal tariff on all Chinese goods (including goods from Hong Kong and Macau) to 125%. This is in addition to the 20% IEEPA tariff on Chinese goods. The tariff actions by the U.S. may result in a decrease of global trade volumes due to uncertainty, may create an administrative burden and will cause retailers to make difficult decisions as to how to pay the tariff or absorb the cost into their profit margins.

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
While we have exposure to implemented tariffs at this time, in regard to our supply chain and end-user demand, any expansion in the types of tariffs implemented has the potential to negatively impact our supply chain costs and the operating performance of our customers, which in turn may negatively affect our sales, gross margin, and operating performance. Additionally, there is a risk that continued U.S. tariffs on imports could be met with additional retaliatory tariffs on U.S.-produced exports and that the broader trade uncertainty could intensify. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business and have a material adverse effect on our results of operations.
In addition, with respect to sourcing products and raw materials from third-party suppliers in other countries, our ability to timely or successfully import such products or those made with such raw materials may be adversely affected by changes in U.S. laws. As a result, products we import into the U.S. could be held for inspection by U.S. Customs and Border Patrol (“U.S. CBP”) based on a suspicion of noncompliance. Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) empowers the U.S. CBP to withhold release of items produced in whole or in part in countries or by companies included on the UFLPA entities list, creating a presumption that such goods were produced using forced labor. In January 2025, the Department of Homeland Security added to the UFLPA entity list, marking the largest single expansion of the list to date, and including a large supplier of critical minerals and one of the world’s largest textile manufacturers, both linked to forced labor practices in the People’s Republic of China. Although we do not believe that our suppliers source materials from entities included on the UFLPA for the products they sell to us or use to manufacture our products and we could be subject to penalties, fines or sanctions if any of the suppliers from which we purchase goods is found to have dealings, directly or indirectly, with entities on the ULFPA entities list. We are committed to complying with the UFLPA and have taken significant steps to assess and mitigate risks within our supply chain. Given the complexity and multi-tiered nature of global supply chains, achieving full traceability for every supplier and sub-supplier presents substantial challenges. However, we are continuously working to enhance our due diligence processes, leveraging available data and supplier engagement to ensure compliance to the fullest extent possible.
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
Except as noted in this Item 1A, there have been no material changes to the risk factors described in our Form 10-K for the 2024 fiscal year ended January 3, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended April 4, 2025:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
1/4-2/7	—	$—	—	$250,000,000
2/8-3/7	22,980	$25.48	—	$250,000,000
3/8-4/4	—	$—	—	$250,000,000
Total	22,980	$25.48	—	$250,000,000

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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended April 4, 2025, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

FOX FACTORY HOLDING CORP.

May 8, 2025	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
May 8, 2025	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)