Form 10-Q
period 2025-07-04
FOX FACTORY HOLDING CORP
filed 2025-08-08
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, there were 41,800,557 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	July 4, 2025	January 3, 2025

Assets
Current assets:
Cash and cash equivalents	$81,451	$71,674
Accounts receivable (net of allowances of $1,033 and $1,848, respectively)	185,359	165,827
Inventory	412,762	404,736
Prepaids and other current assets	66,983	85,443
Total current assets	746,555	727,680
Property, plant and equipment, net	247,471	246,393
Lease right-of-use assets	98,721	104,019
Deferred tax assets, net	48,649	44,364
Goodwill	377,366	639,505
Trademarks and brands, net	256,041	264,126
Customer and distributor relationships, net	150,540	161,585
Core technologies, net	21,655	23,154
Other assets	18,004	21,484
Total assets	$1,965,002	$2,232,310
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131,129	$144,067
Accrued expenses	90,596	91,427
Current portion of long-term debt	24,286	24,286
Total current liabilities	246,011	259,780
Revolver	157,000	153,000
Term Loans, less current portion	517,494	527,775
Other liabilities	85,895	90,611
Total liabilities	1,006,400	1,031,166
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Non-controlling interest	(117)	(38)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of July 4, 2025 and January 3, 2025	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,690 shares issued and 41,801 outstanding as of July 4, 2025; 42,574 shares issued and 41,684 outstanding as of January 3, 2025	42	42
Additional paid-in capital	345,932	339,266
Treasury stock, at cost; 890 common shares as of July 4, 2025 and January 3, 2025	(13,754)	(13,754)
Accumulated other comprehensive income	8,045	224
Retained earnings	618,454	875,404
Total stockholders’ equity	958,719	1,201,182
Total liabilities and stockholders’ equity	$1,965,002	$2,232,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net sales	$374,864	$348,491	$729,894	$681,963
Cost of sales	257,873	237,528	503,224	467,842
Gross profit	116,991	110,963	226,670	214,121
Operating expenses:
Goodwill impairment	—	—	262,129	—
General and administrative	39,044	36,962	76,375	74,383
Sales and marketing	31,216	29,539	64,063	60,725
Research and development	17,847	14,789	34,886	29,228
Amortization of purchased intangibles	10,356	11,083	21,276	22,320
Total operating expenses	98,463	92,373	458,729	186,656
Income (loss) from operations	18,528	18,590	(232,059)	27,465
Interest expense	14,388	13,865	27,322	27,194
Other income, net	(1,365)	(311)	(1,515)	(2)
Income (loss) before income taxes	5,505	5,036	(257,866)	273
Provision (benefit) from income taxes	2,800	(371)	(837)	(1,638)
Net income (loss)	$2,705	$5,407	$(257,029)	$1,911
Less: net loss attributable to non-controlling interest	(39)	—	(79)	—
Net income (loss) attributable to FOX stockholders	$2,744	$5,407	$(256,950)	$1,911
Earnings (net loss) per share:
Basic	$0.07	$0.13	$(6.15)	$0.05
Diluted	$0.07	$0.13	$(6.15)	$0.05
Weighted-average shares used to compute earnings per share:
Basic	41,788	41,673	41,749	41,662
Diluted	41,866	41,705	41,749	41,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net income (loss)	$2,705	$5,407	$(257,029)	$1,911
Other comprehensive income (loss)
Interest rate swap
Change in net unrealized gains	2,130	616	(1,818)	2,118
Reclassification of net gains on interest rate swap to net earnings	(1,097)	(1,775)	(3,004)	(3,560)
Tax effects	249	(277)	(1,147)	(320)
Net change, net of tax effects	1,282	(1,436)	(5,969)	(1,762)
Foreign currency translation adjustments	10,908	(999)	13,790	(3,881)
Other comprehensive income (loss)	12,190	(2,435)	7,821	(5,643)
Comprehensive income (loss)	$14,895	$2,972	$(249,208)	$(3,732)
Less: comprehensive loss attributable to non-controlling interest	(39)	—	(79)	—
Comprehensive income (loss) attributable to FOX stockholders	$14,934	$2,972	$(249,129)	$(3,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	40	—	—	—	(1,315)	—	—	(1,315)	—
Purchase and retirement of common stock	(378)	—	—	—	(16,077)	—	(9,082)	(25,159)	—
Stock-based compensation expense	—	—	—	—	3,906	—	—	3,906	—
Other comprehensive loss	—	—	—	—	—	(3,208)	—	(3,208)	—
Net loss	—	—	—	—	—	—	(3,496)	(3,496)	—
Balance - March 29, 2024	42,506	$42	890	$(13,754)	$334,860	$5,833	$865,508	$1,192,489	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	67	—	—	—	(1,229)	—	—	(1,229)
Purchase and retirement of common stock	—	—	—	—	—	—	(52)	(52)	—
Stock-based compensation expense	—	—	—	—	2,203	—	—	2,203	—
Other comprehensive loss	—	—	—	—	—	(2,435)	—	(2,435)	—
Net income	—	—	—	—	—	—	5,407	5,407	—
Balance - June 28, 2024	42,573	$42	890	$(13,754)	$335,834	$3,398	$870,863	$1,196,383	$—

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 3, 2025	42,574	$42	890	$(13,754)	$339,266	$224	$875,404	$1,201,182	$(38)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	28	—	—	—	(580)	—	—	(580)	—
Stock-based compensation expense	—	—	—	—	3,355	—	—	3,355	—
Other comprehensive loss	—	—	—	—	—	(4,369)	—	(4,369)	—
Net loss	—	—	—	—	—	—	(259,694)	(259,694)	(40)
Balance - April 4, 2025	42,602	$42	890	$(13,754)	$342,041	$(4,145)	$615,710	$939,894	$(78)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	89	—	—	—	(671)	—	—	(671)	—
Stock-based compensation expense	—	—	—	—	4,562	—	—	4,562	—
Other comprehensive income	—	—	—	—	—	12,190	—	12,190	—
Net income	—	—	—	—	—	—	2,744	2,744	(39)
Balance - July 4, 2025	42,691	$42	890	$(13,754)	$345,932	$8,045	$618,454	$958,719	$(117)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	July 4, 2025	June 28, 2024
OPERATING ACTIVITIES:
Net (loss) income	$(257,029)	$1,911
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	262,129	—
Depreciation and amortization	43,707	40,854
Provision for inventory reserve	(592)	572
Stock-based compensation	7,917	6,109
Amortization of acquired inventory step-up	342	4,485
Amortization of loan fees	2,704	1,540
Amortization of deferred gains on prior swap settlements	(783)	(2,126)
Proceeds from interest rate swap settlements	2,224	1,434
Asset impairment	789	—
Loss (gain) on disposal of property and equipment	965	(27)
Deferred taxes	(5,082)	(184)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,396)	12,003
Inventory	1,775	(7,809)
Income taxes	(3,996)	(23,172)
Prepaids and other assets	17,572	(37,107)
Accounts payable	(19,412)	34,633
Accrued expenses and other liabilities	(366)	2,921
Net cash provided by operating activities	37,468	36,037
INVESTING ACTIVITIES:
Purchases of property and equipment	(19,412)	(21,188)
Acquisitions of businesses, net of cash acquired	—	(5,041)
Acquisition of other assets, net of cash acquired	—	(350)
Net cash used in investing activities	(19,412)	(26,579)
FINANCING ACTIVITIES:
Proceeds from revolver	57,000	119,000
Payments on revolver	(53,000)	(295,000)
Proceeds from issuance of debt	—	200,000
Repayment of term debt	(12,142)	(7,143)
Purchase and retirement of common stock	—	(25,000)
Repurchases from stock compensation program, net	(1,251)	(2,545)
Net cash used in financing activities	(9,393)	(10,688)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,114	(166)
CHANGE IN CASH AND CASH EQUIVALENTS	9,777	(1,396)
CASH AND CASH EQUIVALENTS—Beginning of period	71,674	83,642
CASH AND CASH EQUIVALENTS—End of period	$81,451	$82,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	July 4, 2025	June 28, 2024
Cash paid during the period for:
Income tax payment	$8,257	$21,548
Interest	$25,380	$29,081
Amounts included in the measurement of lease liabilities	$10,453	$8,953
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$2,524	$23,045
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,028	$1,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the “Company”) designs, engineers, manufactures, and markets premium products and systems that deliver championship-level performance for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, motorcycles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Certain of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”), while others are distributed to consumers through a global network of dealers and distributors and through direct-to-customer channels.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the “Company,” “FOX,” “Fox Factory,” “we,” “us,” “our,” and “ours” refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.” or “United States”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 3, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2025. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53-week fiscal year calendar. For 2025 and 2024, the Company’s fiscal year will end or has ended on January 2, 2026 and January 3, 2025, respectively. The 12-month periods ended January 2, 2026 and January 3, 2025, will include or have included 52 and 53 weeks, respectively. The three and six-month periods ended July 4, 2025 and June 28, 2024 each included 13 weeks and 26 weeks, respectively.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 28, 2025 that had a material impact on our condensed consolidated financial statements and related notes.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on Stellantis vehicle chassis, however, that deposit is refunded when the chassis is sold through to our customer. For other chassis, the Company entered into floor plan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from the Outside Van and Upfit UTV subsidiaries generally include the vehicle chassis, of which the Company has the risks and rewards of ownership. For certain upfit packages, revenue is recognized over-time as work is performed based on actual costs incurred.

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
In early fiscal year 2025, the Company identified a triggering event related to adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price, and performed a quantitative impairment assessment. Based on the results of this assessment, the Company recorded a non-cash goodwill impairment charge of $262,129 within operating expenses in the first quarter, which impacted all reporting units. The impairment charge reflects the amount by which the carrying values of the reporting units exceeded their estimated fair values. In the second quarter, the Company conducted a qualitative assessment and concluded that no impairment existed as of July 4, 2025. We will conduct our annual impairment assessment in the third quarter. Goodwill activity attributable to each reporting unit consisted of the following:

	PVG	AAG	SSG	Total
Balance as of January 3, 2025	$94,063	$258,243	$287,199	$639,505
Impairment losses	(51,206)	(191,823)	(19,100)	(262,129)
Purchase price adjustments (Refer to Note 14. Acquisitions)	(144)	—	—	(144)
Currency translation and other adjustments	56	—	78	134
Balance as of July 4, 2025	$42,769	$66,420	$268,177	$377,366
Indefinite-lived intangible assets
Certain trademarks and trade names, including FOX and others from certain subsidiaries, are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. Due to the triggering event as described above, the indefinite-lived intangible assets were also assessed for impairment. The Company concluded that no impairment existed as of April 4, 2025. A qualitative assessment performed in the second quarter led to the same conclusion that no impairment existed as of July 4, 2025.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)

Finite-lived intangible assets and other long-lived assets
We assess the recoverability of identifiable finite-lived intangible assets whenever events or changes in circumstances indicate that an asset or asset group’s carrying amount may be impaired. Impairment of certain finite-lived intangible assets, particularly customer relationships, certain trade names, and core technology, is measured by comparing the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If the asset or asset group is considered to be impaired, the amount of such impairment would be measured by the difference between the carrying amount of the asset and its fair value.
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
Due to the triggering event as described above, the Company performed an impairment test for long-lived assets including finite-lived intangible assets and concluded that no impairment existed as of April 4, 2025.
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
Reclassifications - We reclassified certain prior period amounts within our condensed consolidated statements of cash flows to conform to our current year presentation. The reclassifications did not have any impact on net income.
Certain Significant Risks and Uncertainties - As of July 4, 2025, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, disruptions in the operations of its or its customers’ facilities, or along its global supply chain, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
International geopolitical conflicts, including continuing tensions between Taiwan and China, the Russian war in Ukraine, the Israel-Palestine conflict, and rising tensions in the Middle East, on the global economy, energy supplies and raw materials may prove to negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on China, Canada, Mexico, and other countries, and retaliatory tariffs by these countries on the U.S. may increase costs, disrupt supply chains, and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Powered Vehicles Group	$123,514	$117,795	$245,612	$235,908
Aftermarket Applications Group	114,144	107,129	226,058	208,981
Specialty Sports Group	137,206	123,567	258,224	237,074
Total net sales	$374,864	$348,491	$729,894	$681,963

The following table summarizes total net sales by sales channel:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
OEM	$173,757	$151,299	$330,078	$289,108
Aftermarket/Non-OEM(1)	201,107	197,192	399,816	392,855
Total net sales	$374,864	$348,491	$729,894	$681,963
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales and various others, including Marucci’s sales within each of these.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
North America	$271,676	$278,153	$543,977	$562,815
Europe	58,147	37,524	106,424	64,774
Asia	38,741	26,315	66,550	44,485
Rest of the world	6,300	6,499	12,943	9,889
Total net sales	$374,864	$348,491	$729,894	$681,963

3. Inventory
Inventory consisted of the following:

	July 4, 2025	January 3, 2025
Raw materials	$249,602	$245,368
Work-in-process	23,110	16,519
Finished goods	140,050	142,849
Total inventory	$412,762	$404,736

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	July 4, 2025	January 3, 2025
Prepaid chassis deposits	$31,217	$47,094
Advanced payments and prepaid contracts	22,931	26,496
Other current assets	12,835	11,853
Total prepaid and other current assets	$66,983	$85,443

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	July 4, 2025	January 3, 2025
Machinery and manufacturing equipment	$190,516	$177,261
Building and building improvements	84,492	82,224
Leasehold improvements	42,294	40,663
Internal-use computer software	38,315	38,572
Information systems, office equipment and furniture	34,062	28,725
Transportation equipment	24,712	23,299
Land and land improvements	15,563	15,521
Total property, plant and equipment	429,954	406,265
Less: accumulated depreciation and amortization	(182,483)	(159,872)
Total property, plant and equipment, net	$247,471	$246,393

The Company’s long-lived assets by geographic location are as follows:

	July 4, 2025	January 3, 2025
United States	$203,673	$203,937
International	43,798	42,456
Total long-lived assets	$247,471	$246,393

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	July 4, 2025	January 3, 2025
Payroll and related expenses	$30,214	$22,504
Warranty	18,543	21,593
Current portion of lease liabilities	16,600	16,683
Accrued sales rebate	10,459	7,852
Income tax payable	5,460	9,343
Other accrued expenses	9,320	13,452
Total accrued expenses	$90,596	$91,427
The Company generally provides a limited warranty for products for a one, two, or three-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where the product is incorporated as original equipment on the purchased bike or powered vehicle; (ii) in the case of aftermarket/non-OEM sales, the date the product is originally purchased from an authorized dealer; or (iii) in the case of upfitting sales, the date of the retail sale to an end customer. Activity related to warranties is as follows:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Beginning warranty liability	$19,113	$19,327	$21,593	$20,001
Charge to cost of sales	2,679	5,546	4,147	9,489
Costs incurred	(3,249)	(4,180)	(7,197)	(8,797)
Ending warranty liability	$18,543	$20,693	$18,543	$20,693
*All changes to warranty liability were within normal course of business.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
7. Debt
2022 Credit Facility
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “2022 Credit Facility”). The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans, and letters of credit up to an aggregate amount of $650,000.
The Company may borrow, prepay, and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%.
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
At July 4, 2025, the one-month SOFR and three-month SOFR rates were 4.33% and 4.34%, respectively. At July 4, 2025, our weighted-average interest rate on outstanding borrowing was 6.41%.
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 4, 2025.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The following table summarizes the revolver under the 2022 Credit Facility:

	July 4, 2025	January 3, 2025
Amount outstanding	$157,000	$153,000
Standby letters of credit	164	155
Available borrowing capacity	492,836	496,845
Total borrowing capacity	$650,000	$650,000

As of July 4, 2025, future principal payments for term loan debt, including the current portion, are summarized as follows:

For fiscal year	July 4, 2025
2025	$12,143
2026	24,286
2027	512,143
Total	$548,572
Debt issuance cost	(6,792)
Long-term debt, net of issuance cost	$541,780
Less: current portion	(24,286)
Long-term debt less current portion	$517,494
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
Legal Proceedings - On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. The defendants moved to dismiss the second amended complaint on May 30, 2025, which plaintiff opposed on July 14, 2025. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The court has stayed these cases pending the decision on the motion to dismiss the securities fraud litigation. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Stellantis to obtain truck chassis. For Stellantis chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises and records the chassis within prepaids and other current assets on the condensed consolidated balance sheets until the chassis are transferred to the dealer customer’s floor plan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company has entered into floor plan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of chassis based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the condensed consolidated statements of cash flows.
At July 4, 2025 and January 3, 2025, the Company utilized $9,005 and $36,008, out of a maximum of $38,300 and $36,100 of Ford allocation of chassis, and $31,874 and $10,857, out of a maximum of $36,100 and $49,500 of GM allocation of chassis, respectively. The Company incurred interest expense related to chassis on hand of $1,058 and $482 during the three months ended July 4, 2025 and January 3, 2025, respectively and $1,743 and $856 during the six months ended July 4, 2025 and January 3, 2025 respectively.

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
As of July 4, 2025 and January 3, 2025, the Company had the following interest rate swap contracts:

			July 4, 2025	January 3, 2025
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
September 2, 2020	June 11, 2021	$200,000	$—	$16
July 2, 2021	April 5, 2022	$200,000	—	767
April 5, 2022	April 5, 2027	$100,000	1,739	2,650
September 20, 2024	December 26, 2025	$100,000	76	(87)
September 20, 2024	December 25, 2026	$200,000	(82)	903
September 20, 2024	September 21, 2029	$100,000	(86)	2,219
Total			$1,647	$6,468
On June 11, 2021, the Company terminated its existing swap agreement (the “2020 Swap Agreement”) and entered into an interest rate swap agreement (the “2021 Swap Agreement”) with a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement with a notional amount of $100,000. The terminated 2020 Swap Agreement and 2021 Swap Agreement resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that continued to be accounted for in accumulated other comprehensive income, or AOCI, and were fully amortized into earnings as of April 4, 2025. On August 26, 2024, the Company entered into new interest rate swap agreements with an aggregate notional amount of $400,000.
The interest rate swaps are indexed to a three-month Term SOFR as defined in the agreements. The interest rate swaps met the criteria as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), and are recorded to prepaids and other current assets, other assets, accrued expenses, or other liabilities on the condensed consolidated balance sheets. Refer to Note 10 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the condensed consolidated statements of income when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The unrealized gains and losses deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three and six months ended July 4, 2025 were a gain of $2,130 and a loss of $1,818; and for the three and six months ended June 28, 2024 were gains of $616 and $2,118, respectively. The reclassifications of unrealized gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three and six months ended July 4, 2025 were $1,097 and $3,004, respectively; and during the three and six months ended June 28, 2024 were $1,775 and $3,560, respectively. The aggregate tax effects on activity in accumulated other comprehensive income associated with the derivative instruments designated as cash flow hedges during three and six months ended July 4, 2025 were a gain of $249 and a loss of $1,147, respectively; and during the three and six months ended June 28, 2024 were losses of $277 and $320, respectively.
Over the next 12 months, the Company estimates that $1,647 of existing net gain in AOCI related to the interest rate swap contracts will be reclassified as a decrease to interest expense.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	July 4, 2025				January 3, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred Compensation Plan Investments	$4,455	$—	$—	$4,455	$4,394	$—	$—	$4,394
Interest Rate Swaps	—	1,815	—	1,815	—	5,685	—	5,685
Total assets measured at fair value	$4,455	$1,815	$—	$6,270	$4,394	$5,685	$—	$10,079
Liabilities:
Incremental Term Loans	$—	$541,780	$—	$541,780	$—	$552,061	$—	$552,061
Revolver	—	157,000	—	157,000	—	153,000	—	153,000
Deferred Compensation Plan Liabilities	4,434	—	—	4,434	4,300	—	—	4,300
Interest Rate Swaps	—	168	—	168	—	—	—	—
Total liabilities measured at fair value	$4,434	$698,948	$—	$703,382	$4,300	$705,061	$—	$709,361
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six months ended July 4, 2025.
As of July 4, 2025, the carrying amount of the principal under the Company’s 2022 Credit Facility - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
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
The Company invests in marketable securities to mitigate the risk associated with the investment return on the non-qualified deferred compensation plan provided to executives and non-employee directors. The investments are recorded as cash and cash equivalents at their quoted market price. The corresponding deferred compensation plan liabilities are recorded at fair value based on the quoted market price of the underlying investments and are included in accrued expenses on the condensed consolidated balance sheets.

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
There were no repurchases of common stock during the six months ended July 4, 2025. During the six months ended June 28, 2024, the Company repurchased approximately 378 shares for $25,000, at an average price of $66.03. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per share. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings. As of July 4, 2025, authorized repurchases of $250,000 remain available to the Company.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of income:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Cost of sales	$347	$320	$645	$556
Sales and marketing	461	292	850	667
Research and development	395	361	727	626
General and administrative	3,359	1,230	5,695	4,259
Total	$4,562	$2,203	$7,917	$6,108
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the six months ended July 4, 2025:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2025	400	$59.88
Granted	568	$25.97
Canceled	(22)	$42.82
Vested	(173)	$66.08
Unvested at July 4, 2025	773	$34.15
As of July 4, 2025, the Company had approximately $24,866 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.10 years.
During the six months ended July 4, 2025, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, against an adjusted EBITDA margin target. The PSUs vest only upon the achievement of the applicable performance goals for the performance period and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. In fiscal year 2024, the Company issued PSUs to certain executives and non-executives based upon the Company’s performance, over a four-year performance period, against a trailing 12-month revenue target. These revenue-growth PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn either 0% or 100% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant assuming the performance goals will be achieved.
The following table summarizes the activity for the Company’s unvested PSUs for the six months ended July 4, 2025:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2025	246	$57.00
Granted	262	$26.14
Canceled	(2)	$46.81
Vested	—	$—
Unvested at July 4, 2025	506	$41.07
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $29,841 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.78 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
12. Earnings (Net Loss) Per Share
Basic earnings per share amounts are computed by dividing earnings (net loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing earnings (net loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of RSUs and PSUs, which are reflected in diluted earnings per share by application of the treasury stock method.
The Company excluded 241 and 281 shares from the calculation of diluted earnings per share for the three and six months ended July 4, 2025 and 145 and 103 for the three and six months ended June 28, 2024, respectively, as these shares would have been antidilutive. Due to the net loss reported for the six months ended July 4, 2025, there were no dilutive shares included in the calculation of diluted net loss per share for the period.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net income (loss) attributable to FOX stockholders	$2,744	$5,407	$(256,950)	$1,911

Weighted average shares used to compute basic earnings per share	41,788	41,673	41,749	41,662
Dilutive effect of employee stock plans	78	32	—	55
Weighted average shares used to compute diluted earnings per share	41,866	41,705	41,749	41,717
Earnings (net loss) per share:
Basic	$0.07	$0.13	$(6.15)	$0.05
Diluted	$0.07	$0.13	$(6.15)	$0.05

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
13. Income Taxes

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Provision (benefit) from income taxes	$2,800	$(371)	$(837)	$(1,638)
Effective tax rates	50.9%	(7.4)%	0.3%	(600.0)%
For the three months ended July 4, 2025, the difference between the Company’s effective tax rate of 50.9% and the 21% federal statutory rate was primarily due to unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
For the six months ended July 4, 2025, the difference between the Company’s effective tax rate of 0.3% and the 21% federal statutory rate was due to the impairment impact of the non-deductible goodwill.
For the three months ended June 28, 2024, the difference between the Company’s effective tax rate of (7.4)% and the 21% federal statutory rate resulted primarily due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
For the six months ended June 28, 2024, the difference between the Company’s effective tax rate of (600.0)% and the 21% federal statutory rate was due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reviewed the enacted legislation and have determined that these provisions do not affect the measurement of our deferred tax assets and liabilities as of July 4, 2025. We are currently assessing the impact on the effective tax rate for future periods.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
14. Acquisitions
Acquisition of Marzocchi Suspension S.r.l .
On December 19, 2024, the Company, through Marzocchi Suspension Holding S.r.l., acquired all of the outstanding equity of Marzocchi from VRM S.P.A. for $20,501, net of cash acquired. Marzocchi is a leader in motorcycle suspension manufacturing. The Company believes that this acquisition will be complementary to its powered vehicle businesses and will help to expand its product offerings. This transaction was accounted for as a business combination.
The purchase price of Marzocchi is preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of December 19, 2024 with the excess purchase price allocated to goodwill. During the six months ended July 4, 2025, the Company recorded an increase of $135 to net assets and a decrease of the same amount to goodwill. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition, translated into U.S. dollars using the exchange rate on the same date:

Acquisition consideration
Cash consideration, net of cash acquired	$20,501
Total consideration at closing	$20,501

Fair market values
Accounts receivable	$6,706
Inventory	12,097
Prepaid and other current assets	1,527
Property, plant and equipment	5,888
Trademarks and brands	1,500
Customer and distributor relationships	2,000
Goodwill	3,340
Other assets	5,650
Total assets acquired	$38,708

Accounts payable	$12,175
Accrued expenses	2,321
Deferred Taxes	840
Other liabilities	2,871
Total liabilities assumed	$18,207
Purchase price allocation	$20,501

The gross contractual accounts receivable acquired in the acquisition was $6,706, all of which was expected to be collected. As of July 4, 2025, $6,038 of the acquired accounts receivable had been collected. This amount is translated using the exchange rate at the reporting date.
The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of December 19, 2024, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The Company incurred $1,765 of acquisition costs in conjunction with the Marzocchi acquisition, of which $289 were incurred during the six months ended July 4, 2025. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of income.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $3,340 reflects the strategic fit of Marzocchi with the Company’s operations. The weighted average amortization periods of the customer and distributor relationships and trade names and trademarks were 15 years. Goodwill is expected to have an indefinite life and will be subject to impairment testing. The goodwill is tax deductible for U.S. income tax purposes due to the step-up in tax basis of acquired goodwill and a portion is also deductible for Italian income tax purposes. In the acquisition of Marzocchi, the Company stepped up the intangibles by $3,500, which is not deductible for Italian income tax purposes.
The results of operations for Marzocchi have been included in the Company's consolidated statements of income since the closing date of the acquisition on December 19, 2024. The total revenues for Marzocchi for the three and six months ended July 4, 2025 amounted to $11,691 and $23,660, respectively. The total pre-tax losses for Marzocchi for the three and six months ended July 4, 2025 amounted to $722 and $2,345.
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
Aftermarket Applications Group: This segment operates 15 plants across the United States. Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, SCA, RTR, Fun-Haver, and Custom Wheel House brands designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications, and commercial trucks.
Specialty Sports Group: This segment operates 10 plants and 13 distribution facilities (12 in the United States, 4 in Taiwan, and one facility each in Australia, Canada, Germany, Japan, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes, and gravel bikes under the FOX, Race Face, Easton Cycling, and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Our products for diamond sports include premium baseball and softball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and are sold through dealers and distributors and through direct-to-customer channels.
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

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net sales
Powered Vehicles Group	$123,514	$117,795	$245,612	$235,908
Aftermarket Applications Group	114,144	107,129	226,058	208,981
Specialty Sports Group	137,206	123,567	258,224	237,074
Net sales	$374,864	$348,491	$729,894	$681,963

Net income (loss)	2,705	5,407	(257,029)	1,911
Goodwill impairment	—	—	262,129	—
Provision (benefit) from income taxes	2,800	(371)	(837)	(1,638)
Depreciation and amortization(1)	21,449	20,403	43,188	40,854
Non-cash stock-based compensation	4,562	2,203	7,917	6,109
Litigation and settlement-related expenses	474	1,231	1,191	2,760
Other acquisition and integration-related expenses(2)	723	470	1,340	5,633
Organizational restructuring expenses(3)	3,557	413	5,170	476
Organizational restructuring related losses	392	—	1,090	—
Strategic transformation costs	—	822	20	1,254
Interest and other expense, net	12,631	13,554	24,716	27,192
Adjusted EBITDA	$49,293	$44,132	$88,895	$84,551

Powered Vehicles Group	16,387	15,889	30,769	31,770
Aftermarket Applications Group	16,016	14,156	33,010	29,026
Specialty Sports Group	30,385	29,214	53,779	53,271
Unallocated corporate expenses	(13,495)	(15,127)	(28,663)	(29,516)
Adjusted EBITDA	$49,293	$44,132	$88,895	$84,551
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
(2) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets, per period as follows:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Acquisition related costs and expenses	$276	$470	$479	$1,148
Purchase accounting property, plant and equipment fair value adjustment amortization	269	—	519	—
Purchase accounting inventory fair value adjustment amortization	178	—	342	4,485
Other acquisition and integration-related expenses	$723	$470	$1,340	$5,633

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
(3) Represents expenses associated with various restructuring initiatives across the organization.
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

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Powered Vehicles Group	$107,127	$101,906	$214,843	$204,138
Aftermarket Applications Group	98,128	92,973	193,048	179,955
Specialty Sports Group	106,821	94,353	204,445	183,803
Unallocated corporate expenses	13,495	15,127	28,663	29,516
	$325,571	$304,359	$640,999	$597,412

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 28, 2025, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
Unless the context otherwise requires, the terms “FOX,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
•changes in general economic conditions, including market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the on-going Russian war in Ukraine, the Israel-Palestine conflict, or rising tension in the Middle East, or due to growing inflation or higher interest rates, or tariffs;
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
•changes in commodity, freight, and tariff costs (including tariff relief or our ability to mitigate tariffs, particularly in light of the policies of the current presidential administration and retaliatory actions in response thereto);
•our ability to mitigate increasing input costs through pricing or other measures;
•economic conditions that impact consumer spending or consumer credit, including changes in inflation or interest rates;
•our ability to enforce our intellectual property rights;
•our future financial performance, including our sales, cost of sales, gross profit or gross margins, operating expenses, ability to generate positive cash flow, and ability to maintain our profitability;

•our ability to maintain our premium brand image and high-performance products;
•our ability to maintain relationships with the professional athletes and race teams we sponsor;
•our ability to selectively add additional dealers and distributors in certain geographic markets;
•the growth of the markets in which we compete, our expectations regarding consumer preferences, and our ability to respond to changes in consumer preferences and effectively compete against competitors;
•changes in demand for performance-defining products;
•the loss of key personnel, management, and skilled engineers;
•our ability to successfully identify, evaluate and manage potential or completed acquisitions and to benefit from such acquisitions;
•legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the impact of changing emissions and other related regulations in the various jurisdictions in which our products are produced, used, and/or sold;
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
You should not rely upon forward-looking statements as predictions of future events. We based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties, and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties, and other factors expressed or implied in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K, as filed with the SEC on February 28, 2025, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

Critical Accounting Policies and Estimates
There have been no changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 28, 2025, that had a material impact on our unaudited condensed consolidated financial statements and related notes, except as described below.
Goodwill Impairment
In the first quarter of fiscal year 2025, we recognized a non-cash goodwill impairment charge of $262.1 million within operating expenses, which impacted all reporting units. The impairment resulted from a triggering event related to adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. The impairment charge reflects the amount by which the carrying values of the reporting units exceeded their estimated fair values.
The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. The income approach employs a discounted cash flow model, projecting revenue and cash flows over a multi-year period. These projections are based on management’s estimates, historical performance trends, and industry outlooks. These cash flows, along with a terminal value, are discounted to their present value using a WACC that reflects a market rate appropriate for each reporting unit. The company performs sensitivity analyses to determine how fluctuations in forecasts could affect the fair value relative to the carrying amount. The market approach employs multiples for public companies that reasonably compare to the reporting units. Sensitivity analyses were performed to assess the impact of changes in key assumptions. While the Company believes that the estimates and assumptions used in the impairment test were reasonable, changes in key assumptions, including lower revenue growth, terminal growth rate, or increase in WACC could result in a future impairment of the reporting units. Such charge could have a material effect on the condensed consolidated statements of operations and the condensed consolidated balance sheets.
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net sales	$374.9	$348.5	$729.9	$682.0
Cost of sales	257.9	237.5	503.2	467.8
Gross profit	117.0	111.0	226.7	214.1
Operating expenses:
Goodwill impairment	—	—	262.1	—
General and administrative	39.0	37.0	76.4	74.4
Sales and marketing	31.2	29.5	64.1	60.7
Research and development	17.8	14.8	34.9	29.2
Amortization of purchased intangibles	10.4	11.1	21.3	22.3
Total operating expenses	98.5	92.4	458.7	186.7
Income (loss) from operations	18.5	18.6	(232.1)	27.5
Interest expense	14.4	13.9	27.3	27.2
Other income, net	(1.4)	(0.3)	(1.5)	—
Income (loss) before income taxes	5.5	5.0	(257.9)	0.3
Provision (benefit) from income taxes	2.8	(0.4)	(0.8)	(1.6)
Net income (loss)	$2.7	$5.4	$(257.0)	$1.9
Less: net loss attributable to non-controlling interest	—	—	(0.1)	—
Net income (loss) attributable to FOX stockholders	$2.7	$5.4	$(257.0)	$1.9
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the six months ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	68.2	68.9	68.6
Gross profit	31.2	31.8	31.1	31.4
Operating expenses:
Goodwill impairment	—	—	35.9	—
General and administrative	10.4	10.6	10.5	10.9
Sales and marketing	8.3	8.5	8.8	8.9
Research and development	4.8	4.2	4.8	4.3
Amortization of purchased intangibles	2.8	3.2	2.9	3.3
Total operating expenses	26.3	26.5	62.8	27.4
Income (loss) from operations	4.9	5.3	(31.8)	4.0
Interest expense	3.8	4.0	3.7	4.0
Other income, net	(0.4)	(0.1)	(0.2)	—
Income (loss) before income taxes	1.5	1.4	(35.3)	—
Provision (benefit) from income taxes	0.7	(0.1)	(0.1)	(0.2)
Net income (loss)	0.7%	1.6%	(35.2)%	0.3%
Less: net loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to FOX stockholders	0.7%	1.6%	(35.2)%	0.3%
*Percentages may not foot due to rounding.

Three months ended July 4, 2025 compared to three months ended June 28, 2024
Consolidated net sales

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Net sales	$374.9	$348.5	$26.4	7.6%
Total net sales for the three months ended July 4, 2025 increased $26.4 million, or 7.6%, compared to the three months ended June 28, 2024. The increase in net sales is driven by the stabilization in bike sales, increased demand for aftermarket products, and the expansion of motorcycle business, which offset lower industry demand in the automotive OE product lines. Although, net sales increased, high interest rates impacting industry and consumer demands, high vehicle costs, and macro-economic conditions impacting dealers and consumers remain headwinds.
Cost of sales

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Cost of sales	$257.9	$237.5	$20.4	8.6%
Cost of sales for the three months ended July 4, 2025 increased $20.4 million, or 8.6%, compared to the three months ended June 28, 2024. The increase in cost of sales is mainly due to our increased sales. Our gross margin decreased 60 basis points to 31.2% for the three months ended July 4, 2025, as compared to the same prior fiscal year period, primarily due to our product mix and impact of tariffs.
Operating expenses

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Operating expenses:
General and administrative	$39.0	$37.0	$2.0	5.4%
Sales and marketing	31.2	29.5	1.7	5.8
Research and development	17.9	14.8	3.1	20.9
Amortization of purchased intangibles	10.4	11.1	(0.7)	(6.3)
Total operating expenses	$98.5	$92.4	$6.1	6.6%
Total operating expenses for the three months ended July 4, 2025 were $98.5 million, compared to $92.4 million for the three months ended June 28, 2024. Research and development expenses and sales and marketing expenses increased $3.1 million and $1.7 million, respectively, mainly due to investments to support future growth and product innovation. General and administrative expenses increased $2.0 million driven by our organizational restructuring initiatives.
Income from operations

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Income from operations	$18.5	$18.6	$(0.1)	(0.5)%
As a result of the factors discussed above, income from operations for the three months ended July 4, 2025 decreased $0.1 million, or 0.5%, compared to income from operations for the three months ended June 28, 2024.

Interest and other expense, net

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Interest expense	$14.4	$13.9	$0.5	3.6%
Other income, net	(1.4)	(0.3)	(1.1)	366.7
Interest and other expense, net	$13.0	$13.6	$(0.6)	(4.4)%
Interest and other expense, net for the three months ended July 4, 2025 decreased by $0.6 million to $13.0 million, compared to $13.6 million for the three months ended June 28, 2024.
Income taxes

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Expense (benefit) from income taxes	$2.8	$(0.4)	$3.2	(800.0)%
The effective tax rates were 50.9% and (7.4)% for the three months ended July 4, 2025 and June 28, 2024, respectively.
For the three months ended July 4, 2025, the difference between the Company’s effective tax rate of 50.9% and the 21% federal statutory rate was primarily due to the unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
For the three months ended June 28, 2024, the difference between our effective tax rate of (7.4)% and the 21% federal statutory rate was primarily due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
Net income

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Net income	$2.7	$5.4	$(2.7)	(50.0)%
As a result of the factors described above, our net income decreased $2.7 million, or 50.0%, to $2.7 million in the three months ended July 4, 2025 from net income of $5.4 million for the three months ended June 28, 2024.

Segment Review
We manage our activities based on three operating segments: PVG, AAG, and SSG.
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common stockholders to adjusted EBITDA, see Note 15 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$123.5	$117.8	$5.7	4.9%
Aftermarket Applications Group	114.2	107.1	7.1	6.6
Specialty Sports Group	137.2	123.6	13.6	11.0
Net sales	$374.9	$348.5	$26.4	7.6%

Adjusted EBITDA
Powered Vehicles Group	$16.4	$15.9	$0.5	3.1%
Aftermarket Applications Group	16.0	14.2	1.8	12.7
Specialty Sports Group	30.4	29.2	1.2	4.1
Unallocated corporate expenses	(13.5)	(15.1)	1.6	(10.6)
Adjusted EBITDA	$49.3	$44.2	$5.1	11.5%
Powered Vehicles Group
Powered Vehicles Group net sales increased by $5.7 million, or 4.9%, due to the inclusion of $11.7 million in net sales from Marzocchi acquired in December 2024, partially offset by lower industry demand in automotive OE product lines.
Powered Vehicles Group adjusted EBITDA increased by $0.5 million, or 3.1%, primarily due to higher gross profit, partially offset by an increase in research and development expenses.
Aftermarket Applications Group
Aftermarket Applications Group net sales increased by $7.1 million, or 6.6%, driven by increased demand for aftermarket products; however, high interest rates, high vehicle costs, and macro-economic conditions impacting dealers and consumers continue to pose challenges.
Aftermarket Applications Group adjusted EBITDA increased by $1.8 million, or 12.7%, mainly due to higher gross profit.
Specialty Sports Group
Specialty Sports Group net sales increased by $13.6 million, or 11.0%, primarily due to the stabilization in bike sales.
Specialty Sports Group adjusted EBITDA increased by $1.2 million, or 4.1%, primarily due to higher gross profit.
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
Unallocated corporate expenses decreased by $1.6 million, or 10.6%, mainly due to cost containment measures.

Six months ended July 4, 2025 compared to six months ended June 28, 2024
Consolidated net sales

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Net sales	$729.9	$682.0	$47.9	7.0%
Total net sales for the six months ended July 4, 2025 increased $47.9 million, or 7.0%, compared to the six months ended June 28, 2024. The increase in net sales is primarily due to the stabilization in bike sales, increased demand for aftermarket products, and the expansion of motorcycle business, which offset lower industry demand in the automotive OE and power sports product lines. Although net sales increased, high interest rates impacting industry and consumer demands, high vehicle costs, and macro-economic conditions impacting dealers and consumers remain headwinds.
Cost of sales

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Cost of sales	$503.2	$467.8	$35.4	7.6%
Cost of sales for the six months ended July 4, 2025 increased $35.4 million, or 7.6%, compared to the six months ended June 28, 2024. The increase in cost of sales is primarily due to our increased sales. Our gross margin decreased by 30 basis points to 31.1% for the six months ended July 4, 2025, as compared to the same prior fiscal year period, primarily due to shifts in our product line mix and impact of tariffs.
Operating expenses

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Operating expenses:
Goodwill impairment	$262.1	$—	$262.1	N/A
General and administrative	76.4	74.4	2.0	2.7%
Sales and marketing	64.0	60.7	3.3	5.4
Research and development	34.9	29.3	5.6	19.1
Amortization of purchased intangibles	21.3	22.3	(1.0)	(4.5)
Total operating expenses	$458.7	$186.7	$272.0	145.7%
Total operating expenses for the six months ended July 4, 2025 were $458.7 million, compared to $186.7 million for the six months ended June 28, 2024. During the six months ended July 4, 2025, we recognized an impairment charge of $262.1 million as a result of our quantitative assessment on goodwill triggered by adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. Research and development and sales and marketing expenses increased $5.6 million and $3.3 million, respectively, due to our investments to support future growth and product innovation. General and administrative expenses increased $2.0 million primarily on organizational restructuring initiatives.

(Loss) income from operations

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
(Loss) income from operations	$(232.1)	$27.5	$(259.6)	(944.0)%
As a result of the factors discussed above, income from operations for the six months ended July 4, 2025 decreased $259.6 million, or 944.0%, compared to income from operations for the six months ended June 28, 2024.
Interest and other expense, net

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Interest expense	$27.3	$27.2	$0.1	0.4%
Other expense, net	(1.5)	—	(1.5)	NA
Interest and other expense, net	$25.8	$27.2	$(1.4)	(5.1)%
Interest and other expense, net for the six months ended July 4, 2025 decreased by $1.4 million to $25.8 million, compared to $27.2 million for the six months ended June 28, 2024 due to the effect of foreign currency exchange rates.
Income taxes

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
(Benefit) for income taxes	$(0.8)	$(1.6)	$0.8	(50.0)%
The effective tax rates were 0.3% and (600.0)% for the six months ended July 4, 2025 and June 28, 2024, respectively.
For the six months ended July 4, 2025, the difference between the Company’s effective tax rate of 0.3% and the 21% federal statutory rate was due to the impairment impact of non-deductible goodwill.
For the six months ended June 28, 2024, the difference between our effective tax rate of (600.0)% and the 21% federal statutory rate was due to the favorable impact of discrete items in proportion to lower levels of pre-tax income.
Net (loss) income

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Net (loss) income	$(257.0)	$1.9	$(258.9)	(13,626.3)%
As a result of the factors described above, our net income decreased $258.9 million to a net loss of $257.0 million for the six months ended July 4, 2025 from a net income of $1.9 million for the six months ended June 28, 2024.

Segment Review
For additional financial information related to our operating segments including the reconciliation of net income attributable to our common stockholders to adjusted EBITDA, see Note 15 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$245.6	$235.9	$9.7	4.1%
Aftermarket Applications Group	226.1	209.0	17.1	8.2
Specialty Sports Group	258.2	237.1	21.1	8.9
Net sales	$729.9	$682.0	$47.9	7.0%

Adjusted EBITDA
Powered Vehicles Group	$30.8	$31.8	$(1.0)	(3.1)%
Aftermarket Applications Group	33.0	29.0	4.0	13.8
Specialty Sports Group	53.8	53.3	0.5	0.9
Unallocated corporate expenses	(28.7)	(29.5)	0.8	(2.7)
Adjusted EBITDA	$88.9	$84.6	$4.3	5.1%
Powered Vehicles Group
Powered Vehicles Group net sales increased by $9.7 million, or 4.1%, due to the inclusion of $23.7 million in net sales from Marzocchi acquired in December 2024, partially offset by lower industry demand in automotive OE and power sports.
Powered Vehicles Group adjusted EBITDA decreased by $1.0 million, or 3.1%, mainly due to higher research and development expenses, partially offset by an increase in gross profit.
Aftermarket Applications Group
Aftermarket Applications Group net sales increased by $17.1 million, or 8.2%, driven by increased demand for aftermarket products; however, high interest rates, high vehicle costs, and macro-economic conditions impacting dealers and consumers continue to pose challenges.
Aftermarket Applications Group adjusted EBITDA increased by $4.0 million, or 13.8%, mainly due to higher gross profit.
Specialty Sports Group
Specialty Sports Group net sales increased by $21.1 million, or 8.9%, primarily due to the stabilization in bike sales.
Specialty Sports Group adjusted EBITDA increased by $0.5 million, or 0.9%, primarily due to an increase in gross profit.
Unallocated corporate expenses
Unallocated corporate expenses decreased by $0.8 million, or 2.7%, driven by cost containment measures.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, research and development, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we generally financed our liquidity needs with operating cash flows, borrowings under our 2022 Credit Facility, and the issuance of common stock. These sources of liquidity may be impacted by events described in Cautionary Note Regarding Forward-Looking Statements and Part II, Item 1A. Risk Factors.
As of July 4, 2025, we held $19.5 million of our $81.5 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing, and financing activities is shown in the following table:

	For the six months ended
(in millions)	July 4, 2025	June 28, 2024
Net cash provided by operating activities	$37.5	$36.0
Net cash used in investing activities	(19.4)	(26.6)
Net cash used in financing activities	(9.4)	(10.7)
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.2)
Change in cash and cash equivalents	$9.8	$(1.4)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flows from operations and availability under our 2022 Credit Facility will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the six months ended July 4, 2025, net cash provided by operating activities was $37.5 million. Our investment in operating assets and liabilities is a result of a decrease in accounts payable of $19.4 million, an increase in accounts receivable of $15.4 million, a decrease in income taxes payable of $4.0 million, and a decrease in accrued expenses and other liabilities of $0.4 million, partially offset by a decrease in prepaids and other assets of $17.6 million and a decrease in inventory of $1.8 million, excluding the impact of foreign currency translation. On a reported currency basis, the change in our accounts payable is driven by timing of inventory purchases and vendor payments and foreign currency translation. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The decrease in income taxes payable is mainly due to our income tax payments. The decrease in prepaids and other assets is primarily due to lower chassis deposits driven by working capital optimization efforts. On a reported currency basis, inventory increased primarily due to foreign currency translation, planned inventory builds to support anticipated demand, and the impact from higher tariffs, partially offset by our efforts to optimize inventory levels.
In the six months ended June 28, 2024, net cash provided by operating activities was $36.0 million. Our investment in operating assets and liabilities is a result of an increase in prepaids and other assets of $37.1 million, a decrease in income taxes payable of $23.2 million, and an increase in inventory of $7.8 million, partially offset by an increase in accounts payable of $34.6 million, a decrease in accounts receivable of $12.0 million, and an increase in accrued expenses and other liabilities of $2.9 million. The increase in prepaids and other assets is primarily due to carrying new model year chassis to meet current year production needs for the upfitting product lines and, to a lesser degree, slowing sales of older model years. The decrease in income taxes payable is mainly due to our income tax payments. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in our accounts receivable reflects a decrease in our sales and the timing of customer collections.
Investing activities
In the six months ended July 4, 2025 and June 28, 2024, net cash used in investing activities was $19.4 million and $26.6 million, respectively. Investing activities for the six months ended July 4, 2025 consisted of $19.4 million of property and equipment additions. Investing activities for the six months ended June 28, 2024 consisted of $21.2 million of property and equipment additions, $5.0 million of cash consideration for our acquisitions, and $0.4 million of cash consideration for our purchase of other assets.

Financing activities
In the six months ended July 4, 2025, net cash used in financing activities was $9.4 million, and consisted of the proceeds from our 2022 Credit Facility revolver of $57.0 million that were used to support our working capital, offset by payments of $53.0 million to reduce the revolver borrowings, $12.1 million repayments on our term loans, and payments of $1.3 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
In the six months ended June 28, 2024, net cash used in financing activities was $10.7 million, and consisted of the proceeds from our 2022 Credit Facility revolver of $119.0 million and draw from the Delayed Draw Term Loan of $200.0 million that were used to support our working capital, offset by payments of $295.0 million to reduce the revolver borrowings, $7.1 million quarterly repayment on our Term A Loan, $25.0 million to repurchase shares of our common stock for retirement, and payments of $2.5 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
2022 Credit Facility
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “2022 Credit Facility”). The 2022 Credit Facility, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
The Company may borrow, prepay, and re-borrow principal under the 2022 Credit Facility during its term. Advances under the 2022 Credit Facility can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At July 4, 2025, the one-month SOFR and three-month SOFR rates were 4.33% and 4.34%, respectively. At July 4, 2025, our weighted-average interest rate on outstanding borrowing was 6.41%.
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
The 2022 Credit Facility is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 4, 2025.

Recent Developments
Global Trade Actions and Tariffs - New and expanded tariffs recently announced under the Trump administration and triggered retaliatory actions by certain affected countries, and other foreign governments have introduced additional costs and uncertainty into our supply chain, which may impact our cost structure and working capital needs in the near term. We are evaluating the potential effect on our supply chain and sourcing strategies, and while we expect some volatility in cash flows as we adjust, we believe our existing liquidity and access to the 2022 Credit Facility provide sufficient flexibility to manage these developments. Please read “U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations” within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
One Big Beautiful Bill Act - On July 4, 2025, the OBBBA was enacted in the U.S. This legislation introduces several significant tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, changes to the international tax framework, and the reinstatement of favorable tax treatment for select business provisions. The OBBBA includes multiple effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. We have reviewed the enacted legislation and have determined that these provisions do not affect the measurement of our deferred tax assets and liabilities as of July 4, 2025. We are currently assessing the impact on the effective tax rate for future periods.
Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 28, 2025.
Inflation
Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, have and could continue to have an adverse impact on our business, financial condition, and results of operations.
Interest Rates
Interest rate volatility can impact our borrowing costs and overall financial condition. Significant increases could lead to higher interest expense on our variable-rate debt. To mitigate this risk and enhance predictability, we utilize interest rate swaps to manage our exposure to interest rate fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 28, 2025.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2025. Based on the evaluation of our disclosure controls and procedures as of July 4, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. The defendants moved to dismiss the second amended complaint on May 30, 2025, which plaintiff opposed on July 14, 2025. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The court has stayed these cases pending the decision on the motion to dismiss the securities fraud litigation. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.
ITEM 1A. RISK FACTORS
U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25% on steel and 10% on aluminum, with only a handful of countries exempt from the increase. The new Trump administration recently enhanced these measures by increasing the tariffs on aluminum and steel to 50% for all countries except the United Kingdom, expanding the products on which the tariffs will be assessed to include derivative products containing steel or aluminum, and terminating all countrywide exemptions and the product specific exemption process.
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
Since taking office, the new Trump administration has implemented various new strategies regarding tariffs. President Trump invoked the International Emergency Economic Powers Act (“IEEPA”) to impose 25% tariffs on products from Mexico and 25% tariffs on products from Canada (with a lower 10% tariff on Canadian energy and energy resources) but exempted from the tariffs those products that are entitled to preferential treatment under the United States-Mexico-Canada Agreement. President Trump also imposed a 20% tariff on all imports from China and Hong Kong under the International Emergency Economic Powers Act. Acting on an investigation concluded during the first Trump administration, the current Trump administration imposed tariffs of 25% on certain passenger vehicles and light trucks and parts for those vehicles.
Most recently, in April 2024, the Trump administration imposed a universal “reciprocal” tariff of 10% on all countries and higher rates for certain countries, which took effect on August 1, 2025. While ongoing litigation challenges the IEEPA tariffs, arguing that the tariffs exceed the statutory authority under IEEPA, the U.S. Court of Appeals for the Federal Circuit granted a temporary, administrative stay, which keeps the tariffs in place during ongoing litigation. The tariff actions by the U.S. may result in a decrease of global trade volumes due to uncertainty, may create an administrative burden, and will cause retailers to make difficult decisions as to how to pay the tariff or absorb the cost into their profit margins.

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
In addition, with respect to sourcing products and raw materials from third-party suppliers in other countries, our ability to timely or successfully import such products or those made with such raw materials may be adversely affected by changes in U.S. laws. As a result, products we import into the U.S. could be held for inspection by U.S. Customs and Border Patrol (“U.S. CBP”) based on a suspicion of noncompliance. Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) empowers the U.S. CBP to withhold release of items produced in whole or in part in countries or by companies included on the UFLPA entities list, creating a presumption that such goods were produced using forced labor. In January 2025, the Department of Homeland Security added to the UFLPA entity list, marking the largest single expansion of the list to date, and including a large supplier of critical minerals and one of the world’s largest textile manufacturers, both linked to forced labor practices in the People’s Republic of China. Although we do not believe that our suppliers source materials from entities included on the UFLPA for the products they sell to us or use to manufacture our products, we could be subject to penalties, fines or sanctions if any of the suppliers from which we purchase goods is found to have dealings, directly or indirectly, with entities on the ULFPA entities list. We are committed to complying with the UFLPA and have taken significant steps to assess and mitigate risks within our supply chain. Given the complexity and multi-tiered nature of global supply chains, achieving full traceability for every supplier and sub-supplier presents substantial challenges. However, we are continuously working to enhance our due diligence processes, leveraging available data and supplier engagement to ensure compliance to the fullest extent possible.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended July 4, 2025:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
4/5-5/9	32,406	$20.65	—	$250,000,000
5/10-6/6	311	$26.32	—	$250,000,000
6/7-7/4	—	$—	—	$250,000,000
Total	32,717	$20.70	—	$250,000,000

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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended July 4, 2025, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

FOX FACTORY HOLDING CORP.

August 7, 2025	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
August 7, 2025	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)