Form 10-Q
period 2025-10-03
FOX FACTORY HOLDING CORP
filed 2025-11-07
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2025, there were 41,801,357 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	October 3, 2025	January 3, 2025

Assets
Current assets:
Cash and cash equivalents	$65,372	$71,674
Accounts receivable (net of allowances of $2,484 and $1,848, respectively)	198,429	165,827
Inventory	412,070	404,736
Prepaids and other current assets	82,943	85,443
Total current assets	758,814	727,680
Property, plant and equipment, net	240,463	246,393
Lease right-of-use assets	111,741	104,019
Deferred tax assets	50,475	46,842
Goodwill	378,876	639,505
Trademarks and brands, net	251,793	264,126
Customer and distributor relationships, net	145,125	161,585
Core technologies, net	20,912	23,154
Other assets	16,725	21,484
Total assets	$1,974,924	$2,234,788
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$148,741	$144,067
Accrued expenses	81,499	91,427
Current portion of long-term debt	24,286	24,286
Total current liabilities	254,526	259,780
Revolver	151,000	153,000
Term Loans, less current portion	512,365	527,775
Other liabilities	101,209	93,089
Total liabilities	1,019,100	1,033,644
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Non-controlling interest	(145)	(38)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of October 3, 2025 and January 3, 2025	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,691 shares issued and 41,801 outstanding as of October 3, 2025; 42,574 shares issued and 41,684 outstanding as of January 3, 2025	42	42
Additional paid-in capital	348,937	339,266
Treasury stock, at cost; 890 common shares as of October 3, 2025 and January 3, 2025	(13,754)	(13,754)
Accumulated other comprehensive income	2,924	224
Retained earnings	617,820	875,404
Total stockholders’ equity	955,969	1,201,182
Total liabilities and stockholders’ equity	$1,974,924	$2,234,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net sales	$376,355	$359,121	$1,106,249	$1,041,084
Cost of sales	261,903	251,642	765,127	719,484
Gross profit	114,452	107,479	341,122	321,600
Operating expenses:
Goodwill impairment	—	—	262,129	—
General and administrative	37,662	32,436	114,037	106,819
Sales and marketing	32,685	29,103	96,748	89,828
Research and development	18,621	16,103	53,507	45,331
Amortization of purchased intangibles	10,383	11,035	31,659	33,355
Total operating expenses	99,351	88,677	558,080	275,333
Income (loss) from operations	15,101	18,802	(216,958)	46,267
Interest expense	13,912	14,228	41,234	41,422
Other income, net	(435)	(456)	(1,950)	(458)
Income (loss) before income taxes	1,624	5,030	(256,242)	5,303
Provision (benefit) from income taxes	2,286	250	1,449	(1,388)
Net (loss) income	$(662)	$4,780	$(257,691)	$6,691
Less: net loss attributable to non-controlling interest	(28)	—	(107)	—
Net (loss) income attributable to FOX stockholders	$(634)	$4,780	$(257,584)	$6,691
(Net loss) earnings per share:
Basic	$(0.02)	$0.11	$(6.17)	$0.16
Diluted	$(0.02)	$0.11	$(6.17)	$0.16
Weighted-average shares used to compute earnings per share:
Basic	41,816	41,699	41,771	41,674
Diluted	41,816	41,724	41,771	41,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net (loss) income	$(662)	$4,780	$(257,691)	$6,691
Other comprehensive (loss) income
Interest rate swap
Change in net unrealized gains	275	(3,822)	(1,543)	(1,704)
Reclassification of net gains on interest rate swap to net earnings	(1,062)	(1,779)	(4,066)	(5,339)
Tax effects	(189)	(1,339)	(1,336)	(1,659)
Net change, net of tax effects	(976)	(6,940)	(6,945)	(8,702)
Foreign currency translation adjustments	(4,145)	2,487	9,645	(1,394)
Other comprehensive (loss) income	(5,121)	(4,453)	2,700	(10,096)
Comprehensive (loss) income	$(5,783)	$327	$(254,991)	$(3,405)
Less: comprehensive loss attributable to non-controlling interest	(28)	—	(107)	—
Comprehensive (loss) income attributable to FOX stockholders	$(5,755)	$327	$(254,884)	$(3,405)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	40	—	—	—	(1,315)	—	—	(1,315)	—
Purchase and retirement of common stock	(378)	—	—	—	(16,077)	—	(9,082)	(25,159)	—
Stock-based compensation expense	—	—	—	—	3,906	—	—	3,906	—
Other comprehensive loss	—	—	—	—	—	(3,208)	—	(3,208)	—
Net loss	—	—	—	—	—	—	(3,496)	(3,496)	—
Balance - March 29, 2024	42,506	$42	890	$(13,754)	$334,860	$5,833	$865,508	$1,192,489	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	67	—	—	—	(1,229)	—	—	(1,229)
Purchase and retirement of common stock	—	—	—	—	—	—	(52)	(52)	—
Stock-based compensation expense	—	—	—	—	2,203	—	—	2,203	—
Other comprehensive loss	—	—	—	—	—	(2,435)	—	(2,435)	—
Net income	—	—	—	—	—	—	5,407	5,407	—
Balance - June 28, 2024	42,573	$42	890	$(13,754)	$335,834	$3,398	$870,863	$1,196,383	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	1	—	—	—	(68)	—	—	(68)	—
Purchase and retirement of common stock	—	—	—	—	—	—	(49)	(49)	—
Stock-based compensation expense	—	—	—	—	465	—	—	465	—
Other comprehensive loss	—	—	—	—	—	(4,453)	—	(4,453)	—
Net income	—	—	—	—	—	—	4,780	4,780	—
Balance - September 27, 2024	42,574	$42	890	$(13,754)	$336,231	$(1,055)	$875,594	$1,197,058	$—

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 3, 2025	42,574	$42	890	$(13,754)	$339,266	$224	$875,404	$1,201,182	$(38)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	28	—	—	—	(580)	—	—	(580)	—
Stock-based compensation expense	—	—	—	—	3,355	—	—	3,355	—
Other comprehensive loss	—	—	—	—	—	(4,369)	—	(4,369)	—
Net loss	—	—	—	—	—	—	(259,694)	(259,694)	(40)
Balance - April 4, 2025	42,602	$42	890	$(13,754)	$342,041	$(4,145)	$615,710	$939,894	$(78)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	89	—	—	—	(671)	—	—	(671)	—
Stock-based compensation expense	—	—	—	—	4,562	—	—	4,562	—
Other comprehensive income	—	—	—	—	—	12,190	—	12,190	—
Net income	—	—	—	—	—	—	2,744	2,744	(39)
Balance - July 4, 2025	42,691	$42	890	$(13,754)	$345,932	$8,045	$618,454	$958,719	$(117)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	—	—	—	—	(15)	—	—	(15)	—
Stock-based compensation expense	—	—	—	—	3,020	—	—	3,020	—
Other comprehensive loss	—	—	—	—	—	(5,121)	—	(5,121)	—
Net loss	—	—	—	—	—	—	(634)	(634)	(28)
Balance - October 3, 2025	42,691	$42	890	$(13,754)	$348,937	$2,924	$617,820	$955,969	$(145)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	October 3, 2025	September 27, 2024
OPERATING ACTIVITIES:
Net (loss) income	$(257,691)	$6,691
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	262,129	—
Depreciation and amortization	69,449	61,754
Provision for inventory reserve	4,152	2,685
Stock-based compensation	10,937	6,574
Amortization of acquired inventory step-up	342	4,485
Amortization of loan fees	3,978	2,572
Amortization of deferred gains on prior swap settlements	(783)	(3,189)
Proceeds from interest rate swap settlements	3,320	2,150
Deferred taxes	(4,695)	(752)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,725)	(21,825)
Inventory	(4,885)	(28,997)
Income taxes	(4,847)	(25,270)
Prepaids and other assets	607	7,761
Accounts payable	(11)	24,154
Accrued expenses and other liabilities	(8,511)	11,318
Net cash provided by operating activities	42,766	50,111
INVESTING ACTIVITIES:
Purchases of property and equipment	(27,169)	(32,087)
Acquisitions of businesses, net of cash acquired	—	(5,041)
Acquisition of other assets, net of cash acquired	—	(5,344)
Net cash used in investing activities	(27,169)	(42,472)
FINANCING ACTIVITIES:
Proceeds from revolver	77,000	169,000
Payments on revolver	(79,000)	(329,000)
Proceeds from issuance of debt	—	200,000
Repayment of term debt	(18,214)	(13,214)
Purchase and retirement of common stock	—	(25,000)
Repurchases from stock compensation program, net	(1,266)	(2,613)
Deferred debt issuance/modification costs	—	(855)
Net cash used in financing activities	(21,480)	(1,682)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(419)	(358)
CHANGE IN CASH AND CASH EQUIVALENTS	(6,302)	5,599
CASH AND CASH EQUIVALENTS—Beginning of period	71,674	83,642
CASH AND CASH EQUIVALENTS—End of period	$65,372	$89,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	October 3, 2025	September 27, 2024
Cash paid during the period for:
Income tax payment	$10,999	$24,641
Interest	$37,905	$43,389
Amounts included in the measurement of lease liabilities	$15,699	$13,961
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$16,309	$38,719
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$782	$947
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
Fiscal Year Calendar - The Company operates on a 52-53-week fiscal year calendar. For 2025 and 2024, the Company’s fiscal year will end or has ended on January 2, 2026 and January 3, 2025, respectively. The 12-month periods ended January 2, 2026 and January 3, 2025, will include or have included 52 and 53 weeks, respectively. The three and nine-month periods ended October 3, 2025 and September 27, 2024 each included 13 weeks and 39 weeks, respectively.
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
Revenue Recognition - Revenues are generated from the sale of performance-defining products and systems to customers worldwide. The Company’s performance-defining products and systems are solutions that improve performance of powered vehicles, bikes, and baseball and softball gear and equipment. Powered vehicles include side-by-sides, on-road vehicles with and without off-road capabilities, purpose-built off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks.
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
In early fiscal year 2025, the Company identified a triggering event related to adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price, and performed a quantitative impairment assessment. Based on the results of this assessment, the Company recorded a non-cash goodwill impairment charge of $262,129 within operating expenses in the first quarter, which impacted all reporting units. The impairment charge reflects the amount by which the carrying values of the reporting units exceeded their estimated fair values. In the second quarter, the Company conducted a qualitative assessment and concluded that no additional impairment existed as of July 4, 2025. The annual impairment assessment was performed in the third quarter, and the Company concluded that it was not more likely than not that the fair values of the reporting units were less than the carrying values. No additional impairment charges have been incurred to date. Goodwill activity attributable to each reporting unit consisted of the following:

	PVG	AAG	SSG	Total
Balance as of January 3, 2025	$94,063	$258,243	$287,199	$639,505
Impairment losses	(51,206)	(191,823)	(19,100)	(262,129)
Purchase price adjustments (Refer to Note 14. Acquisitions)	1,374	—	—	1,374
Currency translation and other adjustments	50	—	76	126
Balance as of October 3, 2025	$44,281	$66,420	$268,175	$378,876

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
Indefinite-lived intangible assets
Certain trademarks and trade names, including FOX and others from certain subsidiaries, are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. Due to the triggering event as described above, the indefinite-lived intangible assets were also assessed for impairment. The Company concluded that no impairment existed as of April 4, 2025. A qualitative assessment performed in the second quarter led to the same conclusion that no impairment existed as of July 4, 2025. The annual impairment assessment conducted in the third quarter reached the same conclusion.
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
Restructuring - The Company undertook various restructuring initiatives intended to improve operational efficiency, realign resources, and support the Company’s long-term strategic objectives, which resulted in costs for employee severance, relocation expenses, consulting and advisory fees, and losses related to lease terminations and disposal of fixed assets. The majority of the costs were related to our footprint consolidations and workforce reductions within AAG and SSG. For the three-month period ended October 3, 2025, approximately 65% of restructuring expenses and related losses were related to AAG, with the remainder primarily attributable to SSG. For the nine-month period ended October 3, 2025, approximately 63% of restructuring expenses and related losses were attributable to SSG, with the majority of the remainder related to AAG. The majority of cash payments associated with these initiatives are expected to occur by the end of fiscal year ending January 2, 2026.
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
Reclassifications - We reclassified certain prior period amounts within our condensed consolidated balance sheet and condensed consolidated statement of cash flows to conform to our current year presentation. The reclassifications did not have any impact on net income.
Certain Significant Risks and Uncertainties - As of October 3, 2025, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, disruptions in the operations of its or its customers’ facilities, or along its global supply chain, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
International geopolitical conflicts, including continuing tensions between Taiwan and China, the Russian war in Ukraine, the Israel-Palestine conflict, and rising tensions in the Middle East, on the global economy, energy supplies and raw materials may prove to negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on China, Canada, Mexico, Taiwan and other countries, and retaliatory tariffs by these countries on the U.S. may increase costs, disrupt supply chains, and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.
Fair Value Measurements and Financial Instruments - The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, that requires the valuation of assets and liabilities required or permitted to be either recorded or disclosed at fair value based on hierarchy of available inputs as follows:
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company adopted ASU 2023-07 in the Annual Report on Form 10-K for fiscal year 2024 ended January 3, 2025 and in the Quarterly Report on Form 10-Q for the first quarter of fiscal 2025. Refer to Note 15 – Segment Information for further details.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company has completed its evaluation of ASU 2023-09 and intends to adopt the standard in its Annual Report on Form 10-K for the fiscal year ending January 2, 2026. Upon adoption, the Company will be required to provide enhanced income tax disclosures, including further disaggregation of the effective tax rate reconciliation and separate disclosure of income taxes paid by jurisdiction. The new guidance requires disclosure of income tax rate drivers and income taxes paid at the federal, state, and significant foreign jurisdiction levels.
In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which adds new disclosure requirements, including more detailed information about certain income statement expense captions and a separate disclosure for selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with retrospective application and early adoption permitted. The Company is currently evaluating the impact of the accounting standard updates on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instrument - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The ASU provides a practical expedient for estimating current expected credit losses by allowing entities to assume that conditions existing as of the balance sheet date do not change for the remaining life of the assets. The guidance is effective for interim and annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of the accounting standard updates on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments in ASU 2025-06 clarify and modernize the capitalization of costs related to internal-use software. The ASU removes all references to project stages throughout Subtopic 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance is effective for interim and annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the accounting standard updates on its consolidated financial statements and related disclosures.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Powered Vehicles Group	$125,872	$109,336	$371,484	$345,244
Aftermarket Applications Group	117,767	100,283	343,825	309,264
Specialty Sports Group	132,716	149,502	390,940	386,576
Total net sales	$376,355	$359,121	$1,106,249	$1,041,084

The following table summarizes total net sales by sales channel:

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
OEM	$166,963	$161,270	$497,041	$450,378
Aftermarket/Non-OEM(1)	209,392	197,851	609,208	590,706
Total net sales	$376,355	$359,121	$1,106,249	$1,041,084
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales, and various others, including Marucci’s sales within each of these respective channels.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
North America	$289,340	$264,808	$833,317	$827,623
Europe	50,298	53,789	156,722	118,563
Asia	31,800	34,581	98,350	79,066
Rest of the world	4,917	5,943	17,860	15,832
Total net sales	$376,355	$359,121	$1,106,249	$1,041,084

3. Inventory
Inventory consisted of the following:

	October 3, 2025	January 3, 2025
Raw materials	$243,145	$245,368
Work-in-process	21,177	16,519
Finished goods	147,748	142,849
Total inventory	$412,070	$404,736

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	October 3, 2025	January 3, 2025
Prepaid chassis deposits	$48,709	$47,094
Advanced payments and prepaid contracts	19,980	26,496
Other current assets	14,254	11,853
Total prepaid and other current assets	$82,943	$85,443

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	October 3, 2025	January 3, 2025
Machinery and manufacturing equipment	$190,225	$177,261
Building and building improvements	83,654	82,224
Leasehold improvements	44,041	40,663
Internal-use computer software	41,543	38,572
Information systems, office equipment and furniture	32,146	28,725
Transportation equipment	26,375	23,299
Land and land improvements	15,561	15,521
Total property, plant and equipment	433,545	406,265
Less: accumulated depreciation and amortization	(193,082)	(159,872)
Total property, plant and equipment, net	$240,463	$246,393

The Company’s long-lived assets by geographic location are as follows:

	October 3, 2025	January 3, 2025
United States	$201,214	$203,937
International	39,249	42,456
Total long-lived assets	$240,463	$246,393

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	October 3, 2025	January 3, 2025
Payroll and related expenses	$23,298	$22,504
Current portion of lease liabilities	17,424	16,683
Warranty	15,950	21,593
Accrued sales rebate	12,648	7,852
Income tax payable	4,449	9,343
Other accrued expenses	7,730	13,452
Total accrued expenses	$81,499	$91,427
The Company generally provides a limited warranty for products for a one-, two-, or three-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where the product is incorporated as original equipment on the purchased bike or powered vehicle; (ii) in the case of aftermarket/non-OEM sales, the date the product is originally purchased from an authorized dealer; or (iii) in the case of upfitting sales, the date of the retail sale to an end customer. Activity related to warranties is as follows:

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Beginning warranty liability	$18,543	$20,693	$21,593	$20,001
Charge to cost of sales	2,204	5,623	6,351	15,112
Costs incurred	(4,797)	(3,818)	(11,994)	(12,615)
Ending warranty liability	$15,950	$22,498	$15,950	$22,498
*All changes to warranty liability were within normal course of business.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
7. Debt
Credit Agreement
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “Credit Agreement”). The Credit Agreement, which matures on April 5, 2027, provides for revolving loans, swingline loans, and letters of credit up to an aggregate amount of $650,000.
The Company may borrow, prepay, and re-borrow principal under the Credit Agreement during its term. Advances under the Credit Agreement can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%.
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “First Amendment”) amending the Credit Agreement. The First Amendment provided the Company with a term loan in an amount of $400,000 (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200,000 (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Term Loans”), each of which are permitted under the Credit Agreement, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company from and including December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the Credit Agreement.
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
On July 31, 2024 and December 20, 2024, the Company entered into the Third and Fourth Amendments to the Credit Agreement, respectively, to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment. The Company paid $3,490 in loan fees for the Third and Fourth Amendments, of which $3,433 were allocated among the revolver and the Incremental Term Loans to be amortized over the remaining term of the Credit Agreement.
At October 3, 2025, the one-month SOFR and three-month SOFR rates were 4.29% and 4.34%, respectively. At October 3, 2025, our weighted-average interest rate on outstanding borrowing was 6.28%.
The Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 3, 2025.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The following table summarizes the revolver under the Credit Agreement:

	October 3, 2025	January 3, 2025
Amount outstanding	$151,000	$153,000
Standby letters of credit	166	155
Available borrowing capacity	498,834	496,845
Total borrowing capacity	$650,000	$650,000

As of October 3, 2025, future principal payments for term loan debt, including the current portion, are summarized as follows:

For fiscal year	October 3, 2025
2025	$6,072
2026	24,286
2027	512,143
Total	$542,501
Debt issuance cost	(5,850)
Long-term debt, net of issuance cost	$536,651
Less: current portion	(24,286)
Long-term debt less current portion	$512,365
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
On October 24, 2025, the Company entered into the Fifth Amendment to the Credit Agreement and Second Amendment to Guaranty and Security Agreement (the “Fifth Amendment”) among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and L/C issuer (the “Agent”), and a group of lenders party thereto. Refer to Note 16. Subsequent Events for further information.

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
Legal Proceedings - On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. The defendants moved to dismiss the second amended complaint on May 30, 2025, which plaintiff opposed on July 14, 2025, following which the defendants filed their reply on August 11, 2025. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The court stayed these cases pending the decision on the motion to dismiss the securities fraud litigation. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Stellantis to obtain truck chassis. For Stellantis chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises and records the chassis within prepaids and other current assets on the condensed consolidated balance sheets until the chassis are transferred to the dealer customer’s floor plan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company entered into floor plan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of chassis based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the condensed consolidated statements of cash flows.
At October 3, 2025 and January 3, 2025, the Company utilized $11,876 and $36,008, out of a maximum of $38,300 and $36,100 of Ford allocation of chassis, respectively, and $17,963 and $10,857, out of a maximum of $36,100 and $49,500 of GM allocation of chassis, respectively.
The Company incurred interest expense related to bailment of $1,221 and $482 during the three months ended October 3, 2025 and January 3, 2025, respectively, and $2,964 and $1,057 during the nine months ended October 3, 2025 and January 3, 2025, respectively.

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
As of October 3, 2025 and January 3, 2025, the Company had the following interest rate swap contracts:

			October 3, 2025	January 3, 2025
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
September 2, 2020	June 11, 2021	$200,000	$—	$16
July 2, 2021	April 5, 2022	$200,000	—	767
April 5, 2022	April 5, 2027	$100,000	1,396	2,650
September 20, 2024	December 26, 2025	$100,000	—	(87)
September 20, 2024	December 25, 2026	$200,000	(271)	903
September 20, 2024	September 21, 2029	$100,000	(265)	2,219
Total			$860	$6,468
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
The interest rate swaps are indexed to a three-month Term SOFR as defined in the agreements. The interest rate swaps met the criteria as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), and are recorded to prepaids and other current assets, other assets, accrued expenses, or other liabilities on the condensed consolidated balance sheets. Refer to Note 10 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the condensed consolidated statements of operations when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The unrealized gains and losses deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three and nine months ended October 3, 2025 were a net gain of $275 and a net loss of $1,543, respectively; and for the three and nine months ended September 27, 2024 were net losses of $3,822 and $1,704, respectively. The reclassifications of unrealized gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three and nine months ended October 3, 2025 were $1,062 and $4,066, respectively; and during the three and nine months ended September 27, 2024 were $1,779 and $5,339, respectively. The aggregate tax effects on activity in accumulated other comprehensive income associated with the derivative instruments designated as cash flow hedges during three and nine months ended October 3, 2025 were losses of $189 and of $1,336, respectively; and during the three and nine months ended September 27, 2024 were losses of $1,339 and $1,659, respectively.
Over the next 12 months, the Company estimates that $860 of existing net gain in AOCI related to the interest rate swap contracts will be reclassified as a decrease to interest expense.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	October 3, 2025				January 3, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred Compensation Plan Investments	$4,676	$—	$—	$4,676	$4,394	$—	$—	$4,394
Interest Rate Swaps	—	1,396	—	1,396	—	5,685	—	5,685
Total assets measured at fair value	$4,676	$1,396	$—	$6,072	$4,394	$5,685	$—	$10,079
Liabilities:
Incremental Term Loans	$—	$542,501	$—	$542,501	$—	$560,714	$—	$560,714
Revolver	—	151,000	—	151,000	—	153,000	—	153,000
Deferred Compensation Plan Liabilities	4,644	—	—	4,644	4,300	—	—	4,300
Interest Rate Swaps	—	536	—	536	—	—	—	—
Total liabilities measured at fair value	$4,644	$694,037	$—	$698,681	$4,300	$713,714	$—	$718,014
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine months ended October 3, 2025.
As of October 3, 2025, the carrying amount of the principal under the Company’s Credit Agreement - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
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
There were no repurchases of common stock during the nine months ended October 3, 2025. During the nine months ended September 27, 2024, the Company repurchased approximately 378 shares for $25,000, at an average price of $66.03. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per share. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings. As of October 3, 2025, authorized repurchases of $250,000 remain available to the Company.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations:

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Cost of sales	$211	$324	$856	$880
Sales and marketing	316	244	1,167	912
Research and development	340	266	1,067	892
General and administrative	2,153	(369)	7,847	3,890
Total	$3,020	$465	$10,937	$6,574
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the nine months ended October 3, 2025:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2025	400	$59.88
Granted	568	$25.97
Canceled	(44)	$39.28
Vested	(174)	$66.05
Unvested at October 3, 2025	750	$34.07
As of October 3, 2025, the Company had approximately $18,993 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.91 years.
During the nine months ended October 3, 2025, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, against an adjusted EBITDA margin target. The PSUs vest only upon the achievement of the applicable performance goals for the performance period and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. In fiscal year 2024, the Company issued PSUs to certain executives and non-executives based upon the Company’s performance, over a four-year performance period, against a trailing 12-month revenue target. These revenue-growth PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn either 0% or 100% of the target PSUs.
The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended October 3, 2025:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 3, 2025	246	$57.00
Granted	262	$26.14
Canceled	(6)	$40.65
Vested	—	$—
Unvested at October 3, 2025	502	$41.09
The fair value of PSUs is calculated based on the stock price on the grant date, assuming the performance goals will be achieved at target. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $27,783 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.53 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
12. (Net Loss) Earnings Per Share
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
The Company excluded 294 and 287 shares from the calculation of diluted earnings per share for the three and nine months ended October 3, 2025, respectively, and 198 and 134 for the three and nine months ended September 27, 2024, respectively, as these shares would have been antidilutive. Due to the net loss reported for the three and nine months ended October 3, 2025, there were no dilutive shares included in the calculation of diluted net loss per share for the period.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net (loss) income attributable to FOX stockholders	$(634)	$4,780	$(257,584)	$6,691

Weighted average shares used to compute basic earnings per share	41,816	41,699	41,771	41,674
Dilutive effect of employee stock plans	—	25	—	45
Weighted average shares used to compute diluted earnings per share	41,816	41,724	41,771	41,719
(Net loss) earnings per share:
Basic	$(0.02)	$0.11	$(6.17)	$0.16
Diluted	$(0.02)	$0.11	$(6.17)	$0.16

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
13. Income Taxes

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Provision for income taxes	$2,286	$250	$1,449	$(1,388)
Effective tax rates	140.8%	5.0%	(0.6)%	(26.2)%
For the three months ended October 3, 2025, the difference between the Company’s effective tax rate of 140.8% and the 21% federal statutory rate was primarily due to unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
For the nine months ended October 3, 2025, the difference between the Company’s effective tax rate of (0.6)% and the 21% federal statutory rate was due to the impairment impact of the non-deductible goodwill.
For the three months ended September 27, 2024, the difference between the Company’s effective tax rate of 5.0% and the 21% federal statutory rate primarily due the favorable impact of discrete items on lower levels of pre-tax income.
For the nine months ended September 27, 2024, the difference between the Company’s effective tax rate of (26.2)% and the 21% federal statutory rate was mainly due to the favorable impact of discrete items on lower levels of pre-tax income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reviewed the enacted legislation and have determined that these provisions do not affect the measurement of our deferred tax assets and liabilities as of October 3, 2025. We will continue to assess the impact on the effective tax rate for future periods.
We do not expect the results from any ongoing income tax audits to have a material impact on our consolidated financial condition, results of operations, or cash flows.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
14. Acquisitions
Acquisition of Marzocchi Suspension S.r.l .
On December 19, 2024, the Company, through Marzocchi Suspension Holding S.r.l ., acquired all of the outstanding equity of Marzocchi Suspension S.r.l (“Marzocchi”) from VRM S.P.A. for $20,501, net of cash acquired. Marzocchi is a leader in motorcycle suspension manufacturing. The Company believes that this acquisition will be complementary to its PVG businesses and will help to expand its product offerings. This transaction was accounted for as a business combination.
The purchase price of Marzocchi is preliminarily allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of December 19, 2024 with the excess purchase price allocated to goodwill. During the nine months ended October 3, 2025, and translated into U.S. dollars using the exchange rate at the acquisition date, the Company recorded a decrease of $1,058 to accounts receivable, and increases of $744 to other assets, $411 to accrued expenses, $513 to other liabilities, and $1,238 to goodwill. The following table summarizes the provisional fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition, translated into U.S. dollars using the exchange rate on the same date:

Acquisition consideration
Cash consideration, net of cash acquired	$20,501
Total consideration at closing	$20,501

Fair market values
Accounts receivable	$5,648
Inventory	12,097
Prepaid and other current assets	1,527
Property, plant and equipment	5,888
Trademarks and brands	1,500
Customer and distributor relationships	2,000
Goodwill	4,713
Other assets	5,601
Total assets acquired	$38,974

Accounts payable	$12,175
Accrued expenses	2,587
Deferred Taxes	840
Other liabilities	2,871
Total liabilities assumed	$18,473
Purchase price allocation	$20,501

The gross contractual accounts receivable acquired in the acquisition was $5,648, all of which had been collected as of October 3, 2025.
The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of December 19, 2024, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The Company incurred $1,912 of acquisition costs in conjunction with the Marzocchi acquisition, of which $436 were incurred during the nine months ended October 3, 2025. These costs are classified as general and administrative expenses in the accompanying condensed consolidated statements of operations.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $4,713 reflects the strategic fit of Marzocchi with the Company’s operations. The weighted average amortization periods of the customer and distributor relationships and trade names and trademarks were 15 years. Goodwill is expected to have an indefinite life and will be subject to impairment testing. The goodwill is tax deductible for U.S. income tax purposes due to the step-up in tax basis of acquired goodwill and a portion is also deductible for Italian income tax purposes. In the acquisition of Marzocchi, the Company stepped up the intangibles by $3,500, which is not deductible for Italian income tax purposes.
The results of operations for Marzocchi have been included in the Company's consolidated statements of operations since the closing date of the acquisition on December 19, 2024. The total revenues for Marzocchi for the three and nine months ended October 3, 2025 amounted to $9,073 and $32,732, respectively. The total pre-tax losses for Marzocchi for the three and nine months ended October 3, 2025 amounted to $2,138 and $4,483.
15. Segment Information
We manage our activities based on three operating segments: Powered Vehicles Group, Aftermarket Applications Group, and Specialty Sports Group. All of our segments design, engineer, and manufacture performance-defining products and systems for customers worldwide.
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
Aftermarket Applications Group: This segment operates 13 plants across the United States. Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, SCA, RTR, Fun-Haver, and Custom Wheel House brands designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, specialty vehicles and applications, and commercial trucks.
Specialty Sports Group: This segment operates 9 plants and 11 distribution facilities (10 in the United States, 3 in Taiwan, and 1 facility each in Australia, Canada, Germany, Japan, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes, and gravel bikes under the FOX, Race Face, Easton Cycling, and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Our products for diamond sports include premium baseball and softball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and are sold through dealers and distributors and through direct-to-customer channels.
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

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net sales
Powered Vehicles Group	$125,872	$109,336	$371,484	$345,244
Aftermarket Applications Group	117,767	100,283	343,825	309,264
Specialty Sports Group	132,716	149,502	390,940	386,576
Net sales	$376,355	$359,121	$1,106,249	$1,041,084

Net (loss) income	(662)	4,780	(257,691)	6,691
Goodwill impairment	—	—	262,129	—
Provision (benefit) from income taxes	2,286	250	1,449	(1,388)
Depreciation and amortization(1)	23,001	20,845	66,189	61,699
Non-cash stock-based compensation	3,020	465	10,937	6,574
Litigation and settlement-related expenses	297	466	1,487	3,226
Other acquisition and integration-related expenses(2)	572	459	1,912	6,092
Organizational restructuring expenses(3)	2,428	723	7,598	1,199
Organizational restructuring related losses	239	—	1,329	—
Strategic transformation costs	—	266	20	1,520
Interest and other expense, net	13,238	13,772	37,954	40,964
Adjusted EBITDA	$44,419	$42,026	$133,313	$126,577

Powered Vehicles Group	18,909	8,948	49,679	40,719
Aftermarket Applications Group	12,449	9,394	45,458	38,420
Specialty Sports Group	27,489	36,521	81,269	89,792
Unallocated corporate expenses	(14,428)	(12,837)	(43,093)	(42,354)
Adjusted EBITDA	$44,419	$42,026	$133,313	$126,577

(1) Depreciation excludes amortization for purchase accounting property, plant and equipment fair value adjustment and accelerated depreciation related to organizational restructuring initiatives.
(2) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets.
(3) Represents expenses associated with various restructuring initiatives. See Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies for more information.

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

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Powered Vehicles Group	$106,963	$100,388	$321,805	$304,525
Aftermarket Applications Group	105,318	90,889	298,367	270,844
Specialty Sports Group	105,227	112,981	309,671	296,784
Unallocated corporate expenses	14,428	12,837	43,093	42,354
	$331,936	$317,095	$972,936	$914,507

16. Subsequent Events
Fifth Amendment to Credit Agreement
On October 24, 2025, the Company entered into the Fifth Amendment to the Credit Agreement and Second Amendment to Guaranty and Security Agreement among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and L/C issuer (the “Agent”), and a group of lenders party thereto. The Fifth Amendment amends the Credit Agreement, dated as of April 5, 2022 (as amended prior to the Fifth Amendment, the “Credit Agreement” and, as amended by the Fifth Amendment, the “Amended Credit Agreement”), and the Guaranty and Security Agreement, dated as of April 5, 2022, as amended prior to the Fifth Amendment, which secures the obligations under the Credit Agreement in favor of the Agent for the benefit of the lenders and other secured parties. Terms not otherwise defined below will have the meaning as set forth in the Amended Credit Agreement.
The Fifth Amendment, among other things, amends the Credit Agreement to replace the existing loans provided under the Credit Agreement with (i) a term loan in the aggregate outstanding amount of $537,500 (the “Term Loan”), which will be repaid by the Company in quarterly installments in the amount of $6,719, (ii) revolving loans in an aggregate amount of up to $500,000, with sub-facilities for swing line loans in an aggregate amount of up to $25,000 and letters of credit in an aggregate amount of up to $25,000 (the “Revolving Credit Facility”), and (iii) an incremental loan facility, subject to additional terms set forth in the Amended Credit Agreement, in an aggregate amount of up to $175,000 plus an unlimited amount so long as after giving effect to the incurrence of such incremental loans, on a pro forma basis, the Consolidated Net Leverage Ratio is less than 3.25. To the extent not previously paid, all then-outstanding amounts under the Term Loan and the Revolving Credit Facility are due and payable on October 24, 2030.
The Term Loan and advances under the Revolving Credit Facility can be either SOFR loans or base rate loans. SOFR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to the term SOFR for such calculation plus a margin ranging from 1.00% to 2.50%. Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” and (iii) term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth in the Amended Credit Agreement, plus a margin ranging from 0.00% to 1.50%.
In connection with the Fifth Amendment, the Company borrowed $710,000 under the Amended Credit Agreement consisting of the $537,500 Term Loan and $172,500 under the Revolving Credit Facility, which was used to repay all outstanding amounts owed under the Credit Agreement prior to the Fifth Amendment and for general corporate purposes.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “can,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
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
•our ability to adapt our business model to mitigate the impact of certain changes in tax laws, tariffs, and international trade policies, including regulations or orders related to the import and export of industry products;
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or choose not to make.

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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net sales	$376.4	$359.1	$1,106.2	$1,041.1
Cost of sales	261.9	251.6	765.1	719.5
Gross profit	114.5	107.5	341.1	321.6
Operating expenses:
Goodwill impairment	—	—	262.1	—
General and administrative	37.7	32.4	114.0	106.8
Sales and marketing	32.7	29.1	96.7	89.8
Research and development	18.6	16.1	53.5	45.3
Amortization of purchased intangibles	10.4	11.0	31.7	33.4
Total operating expenses	99.4	88.7	558.1	275.3
Income (loss) from operations	15.1	18.8	(217.0)	46.3
Interest expense	13.9	14.2	41.2	41.4
Other income, net	(0.4)	(0.5)	(2.0)	(0.5)
Income (loss) before income taxes	1.6	5.0	(256.2)	5.3
Provision (benefit) from income taxes	2.3	0.3	1.4	(1.4)
Net (loss) income	$(0.7)	$4.8	$(257.7)	$6.7
Less: net loss attributable to non-controlling interest	—	—	(0.1)	—
Net (loss) income attributable to FOX stockholders	$(0.6)	$4.8	$(257.6)	$6.7
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the nine months ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6	70.1	69.2	69.1
Gross profit	30.4	29.9	30.8	30.9
Operating expenses:
Goodwill impairment	—	—	23.7	—
General and administrative	10.0	9.0	10.3	10.3
Sales and marketing	8.7	8.1	8.7	8.6
Research and development	4.9	4.5	4.8	4.4
Amortization of purchased intangibles	2.8	3.1	2.9	3.2
Total operating expenses	26.4	24.7	50.4	26.4
Income (loss) from operations	4.0	5.2	(19.6)	4.4
Interest expense	3.7	4.0	3.7	4.0
Other income, net	(0.1)	(0.1)	(0.2)	—
Income (loss) before income taxes	0.4	1.4	(23.2)	0.5
Provision (benefit) from income taxes	0.6	0.1	0.1	(0.1)
Net (loss) income	(0.2)%	1.3%	(23.3)%	0.6%
Less: net loss attributable to non-controlling interest	—	—	—	—
Net (loss) income attributable to FOX stockholders	(0.2)%	1.3%	(23.3)%	0.6%
*Percentages may not foot due to rounding.

Three months ended October 3, 2025 compared to three months ended September 27, 2024
Consolidated net sales

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Net sales	$376.4	$359.1	$17.3	4.8%
Total net sales for the three months ended October 3, 2025 increased $17.3 million, or 4.8%, compared to the three months ended September 27, 2024. The increase in net sales is driven by increased demand for aftermarket products, strategic customer program launches, and market share gains in motorcycle business, which more than offset lower industry demand in the automotive OE product lines and reduced inventory levels by OEMs, distributors, and dealers in response to market-wide economic conditions. Although net sales increased, high interest rates impacting industry and consumer demand, high vehicle costs, and macro-economic conditions remain headwinds.
Cost of sales

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Cost of sales	$261.9	$251.6	$10.3	4.1%
Cost of sales for the three months ended October 3, 2025 increased $10.3 million, or 4.1%, compared to the three months ended September 27, 2024. The increase in cost of sales is mainly due to our increased sales and impact of tariffs. Our gross margin increased 50 basis points to 30.4% for the three months ended October 3, 2025, as compared to the same prior fiscal year period, primarily due to our product mix.
Operating expenses

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Operating expenses:
General and administrative	$37.7	$32.5	$5.2	16.0%
Sales and marketing	32.7	29.1	3.6	12.4
Research and development	18.6	16.1	2.5	15.5
Amortization of purchased intangibles	10.4	11.0	(0.6)	(5.5)
Total operating expenses	$99.4	$88.7	$10.7	12.1%
Total operating expenses for the three months ended October 3, 2025 were $99.4 million, compared to $88.7 million for the three months ended September 27, 2024. General and administrative expenses increased $5.2 million driven by our organizational restructuring initiatives. Sales and marketing expenses and research and development expenses increased $3.6 million and $2.5 million, respectively, mainly due to investments to support strategic customer launches and product innovation.
Income from operations

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Income from operations	$15.1	$18.8	$(3.7)	(19.7)%
As a result of the factors discussed above, income from operations for the three months ended October 3, 2025 decreased $3.7 million, or 19.7%, compared to income from operations for the three months ended September 27, 2024.

Interest and other expense, net

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Interest expense	$13.9	$14.2	$(0.3)	(2.1)%
Other income, net	(0.4)	(0.5)	(0.1)	(20.0)
Interest and other expense, net	$13.5	$13.7	$(0.2)	(1.5)%
Interest and other expense, net for the three months ended October 3, 2025 decreased by $0.2 million to $13.5 million, compared to $13.7 million for the three months ended September 27, 2024.
Income taxes

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Provision for income taxes	$2.3	$0.3	$2.0	666.7%
The effective tax rates were 140.8% and 5.0% for the three months ended October 3, 2025 and September 27, 2024, respectively.
For the three months ended October 3, 2025, the difference between the Company’s effective tax rate of 140.8% and the 21% federal statutory rate was primarily due to unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
For the three months ended September 27, 2024, the difference between our effective tax rate of 5.0% and the 21% federal statutory rate was primarily due to the favorable impact of discrete items on lower levels of pre-tax income.
Net (loss) income

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Net (loss) income	$(0.7)	$4.8	$(5.5)	(114.6)%
As a result of the factors described above, our net income decreased $5.5 million, or 114.6%, to a net loss of $0.7 million in the three months ended October 3, 2025 from net income of $4.8 million for the three months ended September 27, 2024.

Segment Review
We manage our activities based on three operating segments: PVG, AAG, and SSG.
For additional financial information related to our operating segments including the reconciliation of consolidated net (loss) income to adjusted EBITDA, see Note 15 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$125.9	$109.3	$16.5	15.1%
Aftermarket Applications Group	117.8	100.3	17.5	17.4
Specialty Sports Group	132.7	149.5	(16.8)	(11.2)
Net sales	$376.4	$359.1	$17.3	4.8%

Adjusted EBITDA
Powered Vehicles Group	$18.9	$8.9	$10.0	112.4%
Aftermarket Applications Group	12.4	9.4	3.0	31.9
Specialty Sports Group	27.5	36.5	(9.0)	(24.7)
Unallocated corporate expenses	(14.4)	(12.8)	(1.6)	(12.5)
Adjusted EBITDA	$44.4	$42.0	$2.4	5.7%
*Numbers may not foot due to rounding.
Powered Vehicles Group
Powered Vehicles Group net sales increased by $16.5 million, or 15.1%, mainly due to strategic customer program launches and the inclusion of $9.1 million in net sales from Marzocchi acquired in December 2024, partially offset by lower industry demand in automotive OE product lines.
Powered Vehicles Group adjusted EBITDA increased by $10.0 million, or 112.4%, primarily due to higher gross profit, partially offset by an increase in research and development expenses.
Aftermarket Applications Group
Aftermarket Applications Group net sales increased by $17.5 million, or 17.4%, driven by increased demand for aftermarket products; however, high interest rates, high vehicle costs, and macro-economic conditions impacting dealers and consumers continue to pose challenges.
Aftermarket Applications Group adjusted EBITDA increased by $3.0 million, or 31.9%, mainly due to higher gross profit, partially offset by an increase in sales and marketing expenses.
Specialty Sports Group
Specialty Sports Group net sales decreased by $16.8 million, or 11.2%, primarily due to OEMs, distributors, and dealers reducing inventory levels in response to market-wide economic conditions.
Specialty Sports Group adjusted EBITDA decreased by $9.0 million, or 24.7%, primarily due to a decrease in gross profit.
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
Unallocated corporate expenses increased by $1.6 million, or 12.5%, to $14.4 million, compared to $12.8 million in the same period of the prior fiscal year.

Nine months ended October 3, 2025 compared to nine months ended September 27, 2024
Consolidated net sales

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Net sales	$1,106.2	$1,041.1	$65.1	6.3%
Total net sales for the nine months ended October 3, 2025 increased $65.1 million, or 6.3%, compared to the nine months ended September 27, 2024. The increase in net sales is primarily due to increased demand for aftermarket products, and the expansion of motorcycle business, which offset lower industry demand in the automotive OE product lines. Although net sales increased, high interest rates impacting industry and consumer demands, high vehicle costs, and macro-economic conditions remain headwinds.
Cost of sales

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Cost of sales	$765.1	$719.5	$45.6	6.3%
Cost of sales for the nine months ended October 3, 2025 increased $45.6 million, or 6.3%, compared to the nine months ended September 27, 2024. The increase in cost of sales is primarily due to our increased sales. Our gross margin decreased by 10 basis points to 30.8% for the nine months ended October 3, 2025, as compared to the same prior fiscal year period, primarily due to shifts in our product line mix and impact of tariffs.
Operating expenses

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Operating expenses:
Goodwill impairment	$262.1	$—	$262.1	N/A
General and administrative	114.0	106.8	7.2	6.7%
Sales and marketing	96.7	89.8	6.9	7.7
Research and development	53.5	45.3	8.2	18.1
Amortization of purchased intangibles	31.7	33.4	(1.7)	(5.1)
Total operating expenses	$558.1	$275.3	$282.8	102.7%
*Numbers may not foot due to rounding.
Total operating expenses for the nine months ended October 3, 2025 were $558.1 million, compared to $275.3 million for the nine months ended September 27, 2024. During the nine months ended October 3, 2025, we recognized an impairment charge of $262.1 million as a result of our quantitative assessment on goodwill triggered by adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. Research and development and sales and marketing expenses increased $8.2 million and $6.9 million, respectively, due to our investments to support future growth and product innovation. General and administrative expenses increased $7.2 million primarily on organizational restructuring initiatives.

(Loss) income from operations

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
(Loss) income from operations	$(217.0)	$46.3	$(263.3)	(568.7)%
As a result of the factors discussed above, income from operations for the nine months ended October 3, 2025 decreased $263.3 million, or 568.7%, compared to income from operations for the nine months ended September 27, 2024.
Interest and other expense, net

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Interest expense	$41.2	$41.4	$(0.2)	(0.5)%
Other income, net	(2.0)	(0.5)	(1.5)	(300.0)
Interest and other expense, net	$39.2	$40.9	$(1.7)	(4.2)%
Interest and other expense, net for the nine months ended October 3, 2025 decreased by $1.7 million to $39.2 million, compared to $40.9 million for the nine months ended September 27, 2024 due to the effect of foreign currency exchange rates.
Income taxes

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Provision (Benefit) for income taxes	$1.4	$(1.4)	$2.8	(200.0)%
The effective tax rates were (0.6)% and (26.2)% for the nine months ended October 3, 2025 and September 27, 2024, respectively.
For the nine months ended October 3, 2025, the difference between the Company’s effective tax rate of (0.6)% and the 21% federal statutory rate was due to the impairment impact of non-deductible goodwill.
For the nine months ended September 27, 2024, the difference between our effective tax rate of (26.2)% and the 21% federal statutory rate was due to the favorable impact of discrete items on lower levels of pre-tax income.
Net (loss) income

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Net (loss) income	$(257.7)	$6.7	$(264.4)	(3,946.3)%
As a result of the factors described above, our net income decreased $264.4 million to a net loss of $257.7 million for the nine months ended October 3, 2025 from a net income of $6.7 million for the nine months ended September 27, 2024.

Segment Review
For additional financial information related to our operating segments including the reconciliation of consolidated net (loss) income to adjusted EBITDA, see Note 15 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$371.5	$345.2	$26.3	7.6%
Aftermarket Applications Group	343.8	309.3	34.5	11.2
Specialty Sports Group	390.9	386.6	4.3	1.1
Net sales	$1,106.2	$1,041.1	$65.1	6.3%

Adjusted EBITDA
Powered Vehicles Group	$49.7	$40.7	$9.0	22.1%
Aftermarket Applications Group	45.5	38.4	7.1	18.5
Specialty Sports Group	81.3	89.8	(8.5)	(9.5)
Unallocated corporate expenses	(43.1)	(42.3)	(0.8)	(1.9)
Adjusted EBITDA	$133.3	$126.6	$6.7	5.3%
*Numbers may not foot due to rounding.
Powered Vehicles Group
Powered Vehicles Group net sales increased by $26.3 million, or 7.6%, due to the inclusion of $32.7 million in net sales from Marzocchi acquired in December 2024, partially offset by lower industry demand in automotive OE.
Powered Vehicles Group adjusted EBITDA increased by $9.0 million, or 22.1%, mainly due to an increase in gross profit, partially offset by higher research and development expenses.
Aftermarket Applications Group
Aftermarket Applications Group net sales increased by $34.5 million, or 11.2%, driven by increased demand for aftermarket products; however, high interest rates, high vehicle costs, and macro-economic conditions impacting dealers and consumers continue to pose challenges.
Aftermarket Applications Group adjusted EBITDA increased by $7.1 million, or 18.5%, mainly due to higher gross profit.
Specialty Sports Group
Specialty Sports Group net sales increased by $4.3 million, or 1.1%.
Specialty Sports Group adjusted EBITDA decreased by $8.5 million, or 9.5%, primarily due to a decrease in gross profit and increases in sales and marketing and research and development expenses.
Unallocated corporate expenses
Unallocated corporate expenses increased by $0.8 million, or 1.9% to $43.1 million, compared to $42.3 million in the same period of the prior fiscal year.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, research and development, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we generally financed our liquidity needs with operating cash flows, borrowings under our Credit Agreement, and the issuance of common stock. These sources of liquidity may be impacted by events described in Cautionary Note Regarding Forward-Looking Statements and Part II, Item 1A. Risk Factors.
As of October 3, 2025, we held $12.7 million of our $65.4 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing, and financing activities is shown in the following table:

	For the nine months ended
(in millions)	October 3, 2025	September 27, 2024
Net cash provided by operating activities	$42.8	$50.1
Net cash used in investing activities	(27.2)	(42.5)
Net cash used in financing activities	(21.5)	(1.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.4)
Change in cash and cash equivalents	$(6.3)	$5.6
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flows from operations and availability under our Credit Agreement will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the nine months ended October 3, 2025, net cash provided by operating activities was $42.8 million. Our investment in operating assets and liabilities is mainly a result of an increase in accounts receivable of $30.7 million, a decrease in accrued expenses and other liabilities of $8.5 million, an increase in inventory of $4.9 million, and a decrease in income taxes payable of $4.8 million, partially offset by a decrease in prepaids and other assets of $0.6 million, excluding the impact of foreign currency translation. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The decrease in income taxes payable is mainly due to our income tax payments. The decrease in accrued expenses and other liabilities is driven by a reduction in warranty reserve. On a reported currency basis, inventory increased primarily due to planned inventory builds to support anticipated demand, the impact from higher tariffs, and foreign currency translation, partially offset by our efforts to optimize inventory levels.
In the nine months ended September 27, 2024, net cash provided by operating activities was $50.1 million. Our investment in operating assets and liabilities is a result of an increase in inventory of $29.0 million, a decrease in income taxes payable of $25.3 million, and an increase in accounts receivable of $21.8 million, partially offset by an increase in accounts payable of $24.2 million, an increase in accrued expenses and other liabilities of $11.3 million, and a decrease in prepaids and other assets of $7.8 million. The decrease in income taxes payable is mainly due to lower income tax expense and our income tax payments. The increase in inventory is mainly due to timing and some seasonal inventory. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The decrease in prepaids and other assets is primarily due to lower chassis deposits as we worked to sell through model year 2024. The increase in accrued expenses and other liabilities is mainly due to additional leases. The change in our accounts payable is driven by timing of inventory purchases and vendor payments.
Investing activities
In the nine months ended October 3, 2025 and September 27, 2024, net cash used in investing activities was $27.2 million and $42.5 million, respectively. Investing activities for the nine months ended October 3, 2025 consisted of $27.2 million of property and equipment additions. Investing activities for the nine months ended September 27, 2024 consisted of $32.1 million of property and equipment additions, $5.3 million of cash consideration for our purchase of other assets, and $5.0 million of cash consideration for our acquisitions.

Financing activities
In the nine months ended October 3, 2025, net cash used in financing activities was $21.5 million, and consisted of the proceeds from our Credit Agreement revolver of $77.0 million that were used to support our working capital, offset by payments of $79.0 million to reduce the revolver borrowings, $18.2 million repayments on our term loans, and payments of $1.3 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
In the nine months ended September 27, 2024, net cash used in financing activities was $1.7 million, and consisted of the proceeds from our Credit Agreement revolver of $169.0 million and draw from the Delayed Draw Term Loan of $200.0 million that were used to support our working capital, offset by payments of $329.0 million to reduce the revolver borrowings, $13.2 million quarterly repayment on our Term A Loan, $25.0 million to repurchase shares of our common stock for retirement, and payments of $2.6 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
Credit Agreement
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders. The Credit Agreement, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
The Company may borrow, prepay, and re-borrow principal under the Credit Agreement during its term. Advances under the Credit Agreement can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At October 3, 2025, the one-month SOFR and three-month SOFR rates were 4.29% and 4.34%, respectively. At October 3, 2025, our weighted-average interest rate on outstanding borrowing was 6.28%.
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “First Amendment”) amending the Credit Agreement. The Fist Amendment provided the Company with the Incremental Term A Loan in an amount of $400.0 million and the Delayed Draw Term Loan in an amount of $200.0 million, each of which are permitted under the Credit Agreement, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company for up to six months commencing on December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the Credit Agreement.
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
The Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 3, 2025.
On October 24, 2025, the Company entered into the Fifth Amendment to the Credit Agreement and Second Amendment to Guaranty and Security Agreement among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and L/C issuer (the “Agent”), and a group of lenders party thereto. Refer to Note 16. Subsequent Events for further information.

Recent Developments
Global Trade Actions and Tariffs - New and expanded tariffs announced under the Trump administration and triggered retaliatory actions by certain affected countries, and other foreign governments have introduced additional costs and uncertainty into our supply chain, which may impact our cost structure and working capital needs in the near term. We are evaluating the potential effect on our supply chain and sourcing strategies, and while we expect some volatility in cash flows as we adjust, we believe our existing liquidity and access to the Credit Agreement provide sufficient flexibility to manage these developments. Please read “U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations” within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
One Big Beautiful Bill Act - On July 4, 2025, the OBBBA was enacted in the U.S. This legislation introduces several significant tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, changes to the international tax framework, and the reinstatement of favorable tax treatment for select business provisions. The OBBBA includes multiple effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. We have reviewed the enacted legislation and have determined that these provisions do not affect the measurement of our deferred tax assets and liabilities as of October 3, 2025. We will continue to assess the impact on the effective tax rate for future periods.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2025. Based on the evaluation of our disclosure controls and procedures as of October 3, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error, oversight, or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. The defendants moved to dismiss the second amended complaint on May 30, 2025, which plaintiff opposed on July 14, 2025, following which the defendants filed their reply on August 11, 2025. The defendants deny all allegations of wrongdoing, believe the plaintiff’s positions are without merit, and intend to vigorously defend themselves.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The court stayed these cases pending the decision on the motion to dismiss the securities fraud litigation. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.
ITEM 1A. RISK FACTORS
U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25% on steel and 10% on aluminum, with only a handful of countries exempt from the increase. The new Trump administration recently enhanced these measures by increasing the tariffs on aluminum and steel to 50% for all countries except the United Kingdom, expanding the products on which the tariffs will be assessed to include derivative products containing steel or aluminum, and terminating all countrywide exemptions and the product specific exemption process. There is an inclusion process through which domestic industry can request the U.S. include new derivative steel and aluminum products that will be subject to the increased tariffs.
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
Since taking office, the new Trump administration implemented various new strategies regarding tariffs. President Trump invoked the International Emergency Economic Powers Act (“IEEPA”) to impose 25% tariffs on products from Mexico and 25% tariffs on products from Canada (with a lower 10% tariff on Canadian energy and energy resources) but exempted from the tariffs those products that are entitled to preferential treatment under the United States-Mexico-Canada Agreement. President Trump also imposed a 20% tariff on all imports from China and Hong Kong under the International Emergency Economic Powers Act. Acting on an investigation concluded during the first Trump administration, the current Trump administration imposed tariffs of 25% on certain passenger vehicles and light trucks and parts for those vehicles.
In April 2025, the Trump administration imposed a universal “reciprocal” tariff of at least 10% on all countries and higher rates for certain countries, which took effect on August 1, 2025. While ongoing litigation challenges the IEEPA tariffs, arguing that the tariffs exceed the statutory authority under IEEPA, the U.S. Court of Appeals for the Federal Circuit granted a temporary, administrative stay, which keeps the tariffs in place during ongoing litigation. The tariff actions by the U.S. may result in a decrease of global trade volumes due to uncertainty, may create an administrative burden, and will cause retailers to make difficult decisions as to how to pay the tariff or absorb the cost into their profit margins.
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
Recently, in September 2025, the U.S. CBP issued a Withhold Release Order against bicycles, bicycle parts, and accessories manufactured in Taiwan by Giant Manufacturing Co. Ltd., based on information of possible forced labor use. The similarity in product offerings and our company’s products being associated with Giant Manufacturing Co. Ltd. may subject our Taiwan-based or other operations to increased scrutiny and review, which could result in compliance and reporting costs and hinder or delay the importation and delivery of our products manufactured in Taiwan. With the majority of our manufacturing operations for our bike products occurring in Taiwan, any adverse order issued by the U.S. CBP on our company or other manufacturers of bicycles, bicycle parts, and related accessories could negatively affect our business, financial condition or results of operations.
Except as noted in this Item 1A, there have been no material changes to the risk factors described in our Form 10-K for the 2024 fiscal year ended January 3, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended October 3, 2025:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
7/5-8/8	504	$30.37	—	$250,000,000
8/9-9/5	—	$—	—	$250,000,000
9/6-10/3	—	$—	—	$250,000,000
Total	504	$30.37	—	$250,000,000

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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended October 3, 2025, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
10.1	Fifth Amendment to Credit Agreement and Second Amendment to Guaranty and Security Agreement, dated October 24, 2025, among Fox Factory Holding Corp. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other financial institutions party thereto.	8-K	001-36040	October 27, 2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

November 6, 2025	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
November 6, 2025	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)