Form 10-K
period 2026-01-02
FOX FACTORY HOLDING CORP
filed 2026-02-27
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2026
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Based upon the closing price of the registrant's common stock on the NASDAQ Global Select Market on July 4, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $736,414,775. As of February 19, 2026, there were 41,802,281 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our United States (“U.S.”) Securities and Exchange Commission (“SEC”) filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K are subject to numerous risks and uncertainties, including but not limited to risks related to:
•changes in general economic conditions, including, among others, market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, or similar events, due to inflation, higher interest rates, or tariffs, or due to the spread of infectious or contagious disease or public health issues;
•our dependency on a limited number of suppliers for materials, component parts, and product could lead to an increase in material costs, disruptions in our supply chain, or reputational costs;
•our ability to develop new and innovative products in our current end-markets;
•our ability to leverage our technologies and brand to expand into new categories and end-markets;
•our ability to increase our aftermarket penetration;
•our ability to accelerate international growth;
•our exposure to currency exchange rate fluctuations;
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
•our future financial performance, including our net sales, cost of sales, gross profit or gross margins, operating expenses, ability to generate positive cash flow and ability to maintain our profitability, ability to remain in compliance with financial covenants;
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

•our ability to adapt our business model to mitigate the impact of certain changes in tax laws, tariffs, international trade policies and other regulatory matters;
•our ability to assess and monitor the effects of new technological applications, such as artificial intelligence, on our business and operations;
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
Description of our business
We design, engineer, manufacture and market performance-defining products and systems used primarily on bikes, off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, and specialty vehicles and applications, and premium baseball and softball gear and equipment. We believe our products offer innovative design, performance, durability and reliability. Our brand is associated with high-performance and technologically advanced products, by which we generally mean products that provide users with improved control and comfort while riding over rough terrain in varied environments or providing improved control and responsiveness for on-road only vehicles or out on a ball field. We believe that the performance of our products has been demonstrated by, and our brand benefits from, the success of professional athletes who use our products in elite competitive events, such as the Olympic Games, the Union Cycliste Internationale Mountain Bike World Cup, the X Games, the Dakar Rally, the Baja 1000, and professional baseball, including Major League Baseball. We believe the exposure our products receive when used by successful professional athletes positively influences the purchasing habits of enthusiasts and other consumers seeking high-performance products. We believe that our strategic focus on the performance and racing segments in our markets influences many aspiring and enthusiast consumers who we believe seek to emulate the performance of professional and other elite athletes.
We design our products for, and market our products to, some of the world’s leading cycling and automotive OEMs and to consumers through the aftermarket channel. Many of our OEM customers, including Specialized, Trek Bicycles, Giant, Cube, Orbea, Canyon Bicycles, Santa Cruz Bicycles, and Yeti Cycles in Specialty Sports and BRP, Ford Motor Company (“Ford”), Polaris, Toyota, 4 Wheel Parts, Kawasaki, Yamaha, Stellantis, CF Moto, Honda, BMW, Ducati, Triumph, Moto Morini, and MV Agusta in Powered Vehicles and Aftermarket Applications, are among the market leaders in their respective product categories, and help shape, as well as respond to, consumer trends in their respective categories. We believe that OEMs often prominently display and incorporate our products to improve marketability and consumer demand for their performance models, which reinforces our brand image. In addition, consumers select our products in the aftermarket channel where we market through a global network of dealers and distributors, as well as our direct to customer platforms.
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

Over the past several years, we developed multiple new products, such as:
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
•Ridetech RidePro E5 Air Suspension Control System, improving comfort and performance to your vehicle, which is currently being used in many classic muscle car and truck applications;
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
•XT Series of lift kits to better serve the go-fast off-road market. These suspension kits come standard with top of the line shock technology;
•BDS Tundra Lift Kits incorporate Toyota Tundra that provide shock, suspension and ground clearance upgrades to aid off-road performance;
•Market leading 3-4” Bronco suspension lift products that are custom designed to each model configuration and that range from load spacers and coil-overs, to remote adjustable shocks for increased off-road performance, comfort and control;
•Fox Grip SL, Grip X and Grip X2 line of innovative dampers for all Fox Factory series forks. This new line of innovative dampers builds off the highly successful and race proven GRIP architecture. Further living into our purpose-built suspension philosophy; the Grip SL is focused on XC and endurance applications, Grip X on-trail and all-mountain riding, and Grip X2 is our highest performing gravity-focusing damper. The Grip X2 damper was awarded 2024 suspension product of the year by the largest global mountain bike media site (Pinkbike.com).
•Rhythm series fork products developed to address a lower price point offering without compromising proven FOX performance;
•FOX AWL suspension fork for the growing electronic sports utility vehicle commuter and e-mobility segment combining the confidence and stability of off-road capable suspension with the convenience of direct mount compatibility with full wrap fenders, lights, and anti-lock braking system, which such technology is found on a wide range of electric bikes;
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
•Method Raised Wheels, a series of new wheels featuring innovative new styles ranging from bold to sophisticated. Raised series of wheels is a fusion of design and best structural warranty, giving consumers unmatched visual appeal and peace of mind;
•The Marucci CATX2, a premium metal baseball bat engineered for elite performance, that features patented anti-vibration technology in both the knob and the end of the barrel for a smoother swing;
•The Marucci MXB Footwear Collection, the first baseball and softball footwear to feature the BOA® Fit System, allowing a more personalized fit for athletes during play;

•The Marucci CATX Puck Knob, the first metal bat featuring an integrated puck knob that optimizes the weight distribution of the bat;
•FOX Live Valve Aftermarket Kit, the most advanced semi active suspension that enables aftermarket upgrades for sport utility vehicles (“SUV”) and trucks;
•Strut for Mercedes Sprinter Van, Performance Elite and Factory Race Series;
•QSE Link for Jeep JL and JT, 2025 SEMA Best Truck and Offroad Product winner; and
•Street Performance shocks for Corvette and Challenger.
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
Leverage technology and brand to expand into new categories and end-markets
We believe innovation is the foundation of our company. As we continue to leverage the latest technology to develop a diverse portfolio of performance-defining products, our Powered Vehicle Group facility extends our ability to not only scale to newer levels but also do it efficiently. We have great relations with our OEM and aftermarket partners and given our key distinct strengths, we believe we have and will continue to win more applications. Leveraging our technology and scale, we successfully expanded into recreational vehicles and street car applications, international truck and SUV applications, and entry premium bike applications, and we believe there are opportunities to further penetrate these markets and grow with more pioneering product applications. Additionally, to grow our end user base, we are now looking at ways to explore international opportunities with some of our applications.

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
Accelerate international growth
We believe international expansion represents a significant opportunity for us and we have, and intend to continue to, selectively increase infrastructure investments and focus on identified geographic regions. We believe that rising consumer discretionary income in a number of developing markets and increasing consumer preferences for premium performance bikes and powered vehicles should contribute to increasing demand for our products. In addition, we believe increasing international viewership of racing and extreme sports and other outdoor events, such as the Union Cycliste Internationale Mountain Bike World Cup and the X Games, is contributing to the growth of international participation in activities in which our products are used. We intend to leverage the recognition of our brands to capitalize on these trends by globally increasing our sales to both OEMs and dealers and distributors, particularly in markets where we perceive significant opportunities.
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

Powered Vehicles Group (“PVG”)
Within the market for off-road and specialty vehicle suspension components, we compete with ThyssenKrupp Bilstein Suspension GmbH (commonly known as “Bilstein”), King Shock Technology, Inc. (commonly known as “King Shocks”), Icon Vehicle Dynamics, Sway-A-Way, Pro Comp USA Suspension, Rancho (commonly known as “Tenneco”), and others.
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
In the market for upfitted vehicles, we compete with Roush Performance, Waldoch, Sherrod Vans, American Luxury Coach, DSI Custom Vehicles, Storyteller Overland, Remote Vans, Winnebago, Airstream, Grench, Grit Overland, Roadtrek, Pleasureway, Benchmark, Sync Vans, Titan Van, Off Highway Vans, and others. In the market for aftermarket wheels, we compete with Wheel Pros (KMC, Black Rhino, Fuel, XD Wheels) and Raceline, as well as others.
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
Our products
We design, engineer and manufacture performance-defining products, of which a significant portion are suspension products. These suspension products dissipate the energy and force generated by bikes and powered vehicles while they are in motion. Suspension products allow wheels or skis (in the case of snowmobiles) to move up and down to absorb bumps and shocks while maintaining contact with the ground for better control. Our products use adjustable suspension, position-sensitive damping, electronically controllable damping, multiple air spring technologies, low weight and structural rigidity, all of which improve user control for greater performance. We also offer premium baseball and softball gear and equipment.
We use high-grade materials in our products and developed a number of sophisticated assembly processes to maintain quality across all product lines. Our suspension products are assembled according to precise specifications throughout the assembly process to create consistently high-performance levels and customer satisfaction.
Powered Vehicles
In our powered vehicle product categories, we offer premium products under the FOX brand for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, ATVs, snowmobiles, specialty vehicles and applications, and motorcycles. In each of the years ended January 2, 2026, January 3, 2025 and December 29, 2023, approximately 33%, 33% and 36%, respectively, of our net sales were attributable to net sales of powered vehicles related products.

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
Aftermarket Applications
Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Fox Factory Vehicles, Black Widow, Rocky Ridge, Outside Van, and Custom Wheel House brands, including Method Race Wheels, designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications, and commercial trucks. In each of the years ended January 2, 2026, January 3, 2025 and December 29, 2023, approximately 32%, 30% and 38%, respectively, of our net sales were attributable to net sales of aftermarket applications related products.
We also offer lift kits and components with our shock products and aftermarket accessory packages for use in trucks, suspension tuning services and high-performance wheels, and off-road tires and accessories. Our upfitting category leverages our strong partnerships with Ford, General Motors, Jeep, Nissan and RAM, enabling us to obtain truck, van and SUV chassis directly from the manufacturers’ facilities. We seek to improve each vehicle’s capability with high quality, proprietary components and products, such as lift kits, shock products, superchargers, interior accessories, wheels, tires, lighting, and body enhancements, while still maintaining the factory warranty and safety standards that our customers expect. Our upfitting category includes brands such as Black Widow, Rocky Ridge, Badlander, Black Ops, Harley-Davidson and Shelby American.
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
In each of the years ended January 2, 2026, January 3, 2025 and December 29, 2023, approximately 35%, 37% and 26%, respectively, of our net sales were attributable to net sales of specialty sports-related products.
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

Our research and development activities are supported by state-of-the-art engineering software design tools, integrated manufacturing facilities and a performance-testing center equipped to enhance product safety, durability and performance. Our testing center collects data and tests products prior to and after commercial introduction. Suspension products undergo a variety of rigorous performance and accelerated life tests before they are introduced into the market. Baseball and softball products are also subject to rigorous product validation on the field and in the Marucci performance lab where professional and amateur players test and provide feedback before product rollout and distribution. Research and development expenses totaled approximately $69.4 million, $60.3 million and $53.2 million in fiscal years 2025, 2024 and 2023, respectively.
Intellectual property
Intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade names, licensing arrangements, trade secrets, know-how and proprietary technology to secure and protect our intellectual property rights.
Our intellectual property counsel diligently protects our new technologies with patents and trademarks and defends against patent infringement allegations. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Our principal intellectual property also includes our registered trademarks in the U.S. and a number of international jurisdictions, including the marks of FOX® and others from our subsidiaries. Although our intellectual property is important to our business operations and constitutes a valuable asset in the aggregate, we do not believe that any single patent, trademark or trade secret is critical to the success of our business as a whole. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantages or will not be challenged by third parties.
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information using internal and external controls, including contractual protections with employees, OEMs, distributors and others.
Customers
Our OEM customers include market leaders in their respective categories, and they help define, as well as respond to, consumer trends in their respective industries. These OEM customers include our products on a number of their performance models. We believe OEMs often use our products to improve the marketability and demand of their own products, which, in turn, strengthens our brand image. In addition, consumers select our performance-defining products in the aftermarket channel, where we market through a global network of dealers and distributors. We currently sell to approximately 270 OEMs and distribute our products to more than 9,600 retail dealers and distributors worldwide. In 2025, approximately 44% of our net sales resulted from net sales to OEM customers, approximately 49% resulted from net sales to dealers and distributors for resale in the aftermarket channel, and approximately 7% resulted from net sales through direct-to-consumer channels. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.
Net sales attributable to our 10 largest customers, which can vary from year-to-year, collectively accounted for approximately 35%, 36%, and 35% of our net sales in fiscal years 2025, 2024 and 2023, respectively. In 2025, 2024, and 2023, our sales to Ford, a powered vehicles OEM, accounted for approximately 12%, 15%, and 13%, of total net sales, respectively.
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
Our North American net sales totaled $1,119.2 million, $1,097.3 million, and $1,127.6 million, or 76%, 79% and 77%, of our total net sales in 2025, 2024 and 2023, respectively. Our international net sales totaled $348.1 million, $296.6 million and $336.6 million, or 24%, 21% and 23%, of our total net sales in fiscal years 2025, 2024 and 2023, respectively. Net sales attributable to countries outside the U.S. are based on shipment location. Our international net sales, however, do not necessarily reflect the location of the end users of our products, as many of our products are incorporated into bikes and powered vehicles that are assembled at international locations and then shipped back to the U.S. Additional information about our product revenues and certain geographical information is available in Note 2. Revenues of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Powered Vehicles
We sell our powered vehicle suspension products to OEMs, including BRP, Ford, Polaris, Toyota, Kawasaki, Yamaha, Stellantis, CF Moto, Ducati, BMW, Triumph, and Honda. We also are continually nurturing and developing relationships with our existing and new OEMs as the powered vehicles market continues to grow. After incorporating our products on their powered vehicles, OEMs typically sell their powered vehicles to independent dealers, which then sell directly to consumers.
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
In the aftermarket, we typically sell to North American dealers and through distributors internationally. Our dealers sell directly to aftermarket consumers. Our international distributors sell to independent dealers, which then sell directly to consumers.
We sell our baseball and softball gear and equipment products through several channels including big box retailers; direct-to-consumer, direct-to-team, the Company’s experiential clubhouse retail stores and other Company-owned channels; and third-party e-commerce and resellers.
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
In addition to our websites and traditional marketing channels, such as print advertising and tradeshows, we maintain an active social media presence, including Instagram feeds, Facebook pages, YouTube channels, Vimeo channels and X feeds to increase brand awareness, foster loyalty and build a community of users. As strategies and marketing plans are developed for our products, our internal marketing and communications group works to ensure brand cohesion and consistency.
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

Powered Vehicles
Our Gainesville facility expanded and diversified our manufacturing platform and provided additional long-term capacity to support growth in our PVG.
Furthermore, we strategically reallocated a majority of the aftermarket production to our El Cajon, California facility, leveraging its capabilities and optimizing resource allocation.
Aftermarket Applications
We expanded our existing product mix to other areas in the upfitting, high-performance wheels, off-road tires and accessories businesses, enhancing our market reach and product offerings. These initiatives significantly contributed to the increased manufacturing and production output, positioning us favorably to meet growing demand and capitalize on market opportunities.
Specialty Sports
With the acquisition of Marucci in 2023, we expanded our manufacturing footprint to baseball and softball gear and equipment products. We maintain a vertically integrated wood bat manufacturing process with domestic production facilities in Baton Rouge, Louisiana and King of Prussia, Pennsylvania, supported by two timber mills and a wood drying facility. The Company sources other product lines, including metal bats, apparel, and accessories, from an established international supplier network.
Suppliers and raw materials
The primary raw materials used in the production of our products are aluminum, magnesium, carbon and steel. We generally use multiple suppliers for our raw materials and believe that our raw materials are in adequate supply and available from many suppliers at competitive prices. We do, however, depend on a limited number of suppliers for certain of our components. If our current suppliers for such components are unable to timely fill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. Please read Item 1A. Risk Factors – Risks Related to Our Business and Operations - “We depend on a limited number of suppliers for some of our materials, component parts, and our products. The loss of any of these suppliers or an increase in cost of raw materials could harm our business.” In addition, prices for our raw materials fluctuate from time to time. While we have been able to mitigate the impacts of price fluctuations on our business historically, we actively monitor current market conditions and price trends.
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
Human Capital Resources
Employee Overview
As of January 2, 2026, we had approximately 3,700 employees in the U.S., Canada, Europe, Taiwan, Thailand and Australia. Our employees are primarily located in the U.S. We also use temporary employees at our manufacturing facilities to help us meet seasonal demands. None of our employees are subject to collective bargaining agreements.
Health and Safety
Employee health and safety in the workplace is one of our top priorities. We are committed to providing a safe and healthy work environment by following guidance from relevant health and safety organizations, as well as state and local regulations. We implemented measures to support employee well-being, including offering paid sick leave or paid time off for illness and absences. Our commitment to employee safety and well-being remains a top priority.

Inclusion, Diversity and Engagement
At FOX, we believe that people are our greatest asset. Therefore, we are committed to building and maintaining an inclusive workplace in which all employees feel they belong, are empowered to be their best, and are inspired to deliver maximum performance. Our employees have diverse skills, experiences and unique perspectives that collectively contribute to greater opportunities for engagement, innovation and business growth. Our commitment to inclusion, diversity, and engagement aligns with our values of leadership, trust, service, agility, ingenuity, and collaboration and is a critical component of being a purpose-led organization. This strategy is sponsored by the entire Executive Leadership Team and is centered on the following objectives:
•build a globally diverse, high-performing workforce that mirrors the populations around us;
•foster an inclusive workplace culture where all feel like they are heard, welcomed, valued, and empowered; and
•engage our people in making an impact in the marketplace where we live, work, and play.
Employee Benefits
Our employee benefits are designed to attract and retain our employees and include medical, health and dental insurance, short-term and long-term disability insurance, accidental death and disability insurance, voluntary supplemental coverages, employee discount programs, and our 401(k) Plan. As part of the 401(k) Plan, FOX matches 100% of the first 3% and 50% of the next 2% of compensation contributed by the employee, including executive officers, into the 401(k) Plan, for a maximum employer match of 4% of compensation.
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
We believe that our operations are in compliance, in all material respects, with applicable environmental and occupational health and safety laws and regulations, and our compliance with such laws and regulations has not had, nor is it expected to have, a material impact on our earnings or competitive position. However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future. Please read “Risks Related to Laws and Regulations - Increasing focus on environmental, social and governance responsibility may impose additional costs on us and expose us to new risks” within Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Financial information about segments and geographic areas
We operate in three reportable segments: PVG, AAG, and SSG. Through these segments, we focus on manufacturing, sales and service of performance-defining products. PVG is comprised of sales to off-road and power sports OEM and aftermarket businesses that sell shocks directly to dealers and distributors. AAG is comprised of aftermarket businesses that offer custom vehicle shock, tuning, suspension, lift kit, upfitting, and wheel and tire solutions for automotive and power sports enthusiasts. SSG consists of sales to OEM and aftermarket businesses that provide components for performance mountain bikes, e-bikes, and gravel bikes, as well as sales through dealers, distributors, and direct-to-customer channels, offering premium baseball and softball equipment. Additional information about our product segments and certain geographic information is available in Note 2. Revenues and Note 5. Property, Plant and Equipment, net of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Corporate and available information
Our principal executive offices are located at 2055 Sugarloaf Circle, Suite 300, Duluth, GA 30097, and our telephone number is (831) 274-6500. Our website address is www.ridefox.com.
We file reports with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available through the Investor Relations section of our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
•our dependency on a limited number of suppliers for materials, component parts, and products could lead to an increase in material costs, disruptions in our supply chain, or reputational costs;
•failure to effectively compete against competitors, effectively to the opportunity presented by new technological applications, enhance existing products or develop, manufacture and market new products that respond to consumer needs and preferences and achieve market acceptance could result in a decrease in demand for our products and negatively impact our business and financial results;
•our performance-defining products, and the bikes and powered vehicles into which many of them are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy;
•our business, financial condition and results of operations have been and may continue to be adversely affected by global public health epidemics or pandemics;
•our business depends substantially on our ability to maintain our premium brand image, the continued expansion of the market and demand for our products, and to attract and retain experienced and qualified talent;
•changes in our customer, channel and product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate;
•a disruption in the operations of our facilities or along our global supply chain, such as labor or supply chain issues or infrastructure constraints, could have a negative effect on our business, financial condition or results of operations;
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
•product recalls and significant product repair and/or replacement due to product warranty costs and claims, including any material product liability claims, may have a material adverse impact on our business;
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
•the current inflation and changes in interest rates in response, could harm us in the future;
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
•we are subject to extensive U.S. federal and state, foreign and international safety, environmental, employment practices and other government regulations that may require us to incur expenses or modify product offerings in order to maintain compliance with such regulations, which could have a negative effect on our business and results of operations;
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
•we retain certain personal data about individuals and are subject to various privacy and consumer protection laws;
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
•our Second Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees; and
General Risk Factors
•failure of our internal control over financial reporting could adversely affect our business and financial results.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
The impact of the risks associated with international geopolitical conflicts—including, among others, the continuing tensions between Taiwan and China—on the global economy, energy supplies, and raw materials is uncertain, and may prove to negatively impact our business and operations.
In recent years, diplomatic and trade relationships between the U.S. and China have become increasingly frayed, and the threat of a takeover of Taiwan by China has increased. Since we have manufacturing in Taiwan and source products globally, our business, operations, and supply chains could be materially and adversely impacted by political, economic or other actions from China, or changes in China-Taiwan relations that impact Taiwan and its economy. In addition, we continue to monitor other geopolitical tensions or conflicts that have or may have an adverse impact on the global economy, our business and operations, and our suppliers and customers. To the extent that continuing political tensions may adversely affect our business, it may heighten many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility of price inputs, and market conditions; any of which could negatively affect our business and financial condition.

We depend on a limited number of suppliers for some of our materials, component parts, and products. The loss of any of these suppliers or an increase in the cost of raw materials could harm our business.
We depend on a limited number of suppliers for certain products and components. If our current suppliers—particularly, the minority of those that are “single-source” suppliers—cannot timely fulfill orders, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We define a single-source supplier as a supplier from which we purchase all of a particular raw material or input used in our manufacturing operations, although other suppliers are available from which to purchase the same raw material or input of an equivalent substitute. For the majority of our products, we do not maintain long-term supply contracts with our suppliers and instead purchase these components on a purchase-order basis. As a result, we cannot force suppliers to sell us the necessary components we use to manufacture our products, and we could face significant supply disruptions should they refuse to do so. As the majority of our bike-component manufacturing occurs in Taiwan, we could experience difficulties locating qualified suppliers geographically closer to these facilities. Furthermore, such suppliers could experience difficulties in providing us with some or all of the materials we require, which could result in disruptions to our manufacturing operations. Similarly, all non-wood products sold by Marucci and wheels sold by Custom Wheel House are sourced from third-party suppliers, which could risk supply-chain challenges if those third-party suppliers are unable to fulfill production quotas. Our business, financial condition or results of operations could be materially and adversely impacted if we experience difficulties with our suppliers or manufacturing delays caused by our suppliers.
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
Our growth strategy involves the continuous development of innovative performance-defining products. We may not be able to compete as effectively with our competitors and ultimately satisfy the needs and preferences of our customers and the end users of our products, unless we continue to enhance existing products and develop new, innovative products in the global markets in which we compete. In addition, we must continuously compete not only for end users who purchase our products through the dealers and distributors who are our customers, but also for the OEMs, which incorporate our products into their bikes and powered vehicles. These OEMs regularly evaluate our products against those of our competitors to determine if they are allowing the OEMs to achieve higher sales and market share on a cost-effective basis. Should one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, they would likely do so, which could harm our business, financial condition, or results of operations.
Product development requires significant financial, technological, and other resources. While we expended approximately $69.4 million, $60.3 million and $53.2 million for our research and development efforts in fiscal years 2025, 2024 and 2023, respectively, there can be no assurance that this level of investment in research and development will be sufficient in the future to maintain our competitive advantage in product innovation, which could cause our business, financial condition or results of operations to suffer.
We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors would negatively impact our business and operating results.
The industries in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell performance-defining products to OEMs and aftermarket dealers and distributors, including OEMs that produce their own lines of products for their own use. Our continued success depends on our ability to compete effectively against our competitors, some of which have significantly greater financial, marketing and other resources than we have. Several of our competitors offer broader product lines to OEMs, which they may sell in connection with suspension products as part of a package offering. In addition, some of our subsidiaries compete in marketplaces that heavily rely on industry-specific brand awareness and distribution channels, and our past performance reaching consumers is not indicative of future results. As a result, our products may be unable to compete successfully with our competitors’ products, which could negatively affect our business, financial condition, or results of operations.

If we are unable to anticipate and respond effectively to the threat of, and the opportunity presented by, new technological applications, such as artificial intelligence, machine learning, robotics, blockchain or other new approaches to data mining, we may be exposed to competitive risks related to the adoption and application of such technology.
New products and technologies are important to operating our business. We may encounter competitive risks related to the adoption and application of new technology, such as artificial intelligence, by our competitors and other established market participants (for example, through disintermediation), start-up companies and others. We must consider developing and implementing technology solutions and technical expertise among our employees that anticipate and keep pace with rapid changes in technology, industry standards, client preferences and control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we are unable to develop or implement new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our business, financial condition or results of operations.
Our business is sensitive to economic conditions that impact consumer spending. Our performance-defining products, including the bikes and powered vehicles into which many of them are incorporated, are discretionary purchases and may be adversely impacted by changes in the economy.
Our business depends substantially on global economic and market conditions. In particular, we believe that currently, a significant majority of the end users of our products live in North American and European countries. These areas historically experienced recessions, disruptions in banking and/or financial systems, and economic weakness and uncertainty. The risks associated with a U.S. or global recession and higher inflation could negatively impact our business. The severity and occurrence of these risks depend on a number of factors, including, among others, those related to geopolitical events, fluctuating energy costs, global supply chain disruptions, changing interest rates, and other economic changes. In addition, many of our products are recreational in nature and are generally discretionary purchases by consumers. Consumers are usually more willing to make discretionary purchases during periods of favorable general economic conditions and high consumer confidence. Discretionary spending may also be affected by many other factors, including interest rates, gas prices, the availability of consumer credit, taxes, and consumer confidence in future economic conditions. During periods of unfavorable economic conditions or periods when other negative market factors exist, consumer discretionary spending is typically reduced, which in turn could reduce our product sales and negatively affect our business, financial condition, or results of operations.
There could also be a number of secondary effects resulting from an economic downturn, such as insolvency of our suppliers resulting in product delays, an inability of our OEM, distributor and dealer customers to obtain credit to finance purchases of our products, customers delaying payment to us for the purchase of our products due to financial hardship or an increase in bad debt expense. Any of these effects could negatively affect our business, financial condition, or results of operations.
Our business, financial condition, and results of operations could be impacted by public health issues and related business interruptions.
Public health issues, including epidemics, pandemics (such as the COVID-19 pandemic), and other outbreaks adversely affected, and could in the future materially adversely affect, our business, financial condition, and results of operations. The impacts of public health issues, including changes in consumer demand and behavior; pandemic fears and market downturns; the imposition of protective public safety measures, such as stringent travel restrictions, limitations on freight services and the movement of products between regions, quarantine requirements or precautions, and related governmental actions; economic volatility and reduced economic activity; and disruptions to our supply chain and distribution channels have also adversely affected, and could in the future materially adversely affect, our business and the businesses of our third-party vendors and business partners.
If we are unable to maintain our premium brand image, our business may suffer as a result of brand degradation.
Dealers, distributors, and customers select our products in part because of our premium brand reputation. Therefore, our success depends on our ability to maintain and build the image of our brands. We focus on building our brands through producing products or acquiring businesses that produce products that we believe are innovative, high in performance, and highly reliable. In addition, some of our brands benefit from our strong relationships with our OEM customers, dealers, and distributors and through marketing programs aimed at bike and powered vehicle enthusiasts in various media and other channels. For example, we sponsor a number of professional athletes, professional race teams, top college programs, and franchise clubs.
In order to continue to enhance the image of our brands, we need to maintain our position in the performance-defining products industry, continue to provide high-quality products and services, and preserve our reputation. Social media and other consumer-oriented technologies pose risks and challenges that could cause damage to our brands and reputation. Social media may also increase the likelihood, speed, and magnitude of negative publicity.

Any adverse impact on our brands could negatively affect our business, financial condition, or results of operations.
Our growth in PVG and AAG depends on our continued ability to expand our product sales into powered vehicles that require performance-defining products and the continued expansion of the market for these powered vehicles.
Our growth in PVG and AAG is in part attributable to the expansion of the market for powered vehicles that require performance-defining products. Such market growth includes the creation of new classes of vehicles that benefit from our products, such as trucks that are upfitted with products to enhance their on-road and off-road capability, and our ability to create products for these vehicles. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences, or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected.
A significant portion of SSG’s sales is highly dependent on the demand for high-end bikes and Marucci products. A material decline in the demand for these bikes, bike suspension components, or Marucci products could have a material adverse effect on our business or results of operations.
During 2025, approximately 22% of our net sales were generated from the sale of bike products. Part of our success is attributed to the growth in the high-end bike industry, including increases in average retail sales prices, as better-performing product designs and technologies have been incorporated into these products. If the popularity of high-end or premium-priced bikes does not increase or declines; the number of bike enthusiasts seeking such bikes or premium-priced suspension products, wheels, cranks and other specialty components for their bikes does not increase or declines; or the average price point of these bikes declines; we may fail to achieve future growth or our sales could decrease, and our business, financial condition or results of operations could be negatively affected. In addition, if current bike enthusiasts stop purchasing our products due to changes in preferences, we may fail to achieve future growth or our sales could be decreased, and our business, financial condition or results of operations could be negatively affected.
Additionally, in the fourth quarter of 2023, SSG expanded and diversified with the acquisition of Marucci. Part of Marucci’s success derives from the demand for high-performing products, notably within the baseball and softball industry. If professional athletes and performance enthusiasts no longer demand Marucci’s products, we could experience slower or declining growth or sales, which may adversely affect our business. Similarly, if overall demand for sporting products declines, Marucci sales could decrease and reduce future growth opportunities. A material decline in the demand for Marucci products may adversely impact our business, financial condition, or operation results.
Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.
We depend upon the contributions, talent, and leadership of our senior management team, particularly our Chief Executive Officer, Michael C. Dennison. We do not have a “key person” life insurance policy on Mr. Dennison or any other key employees. We believe that the top seven members of our senior management team are crucial to establishing our focus and executing our corporate strategies, as they have extensive knowledge of our business, systems and processes. Given our senior management team’s knowledge of our industry and the limited number of direct competitors in the industry, we believe that it could be difficult to find replacements should any of the members of our senior management team leave and could have a material adverse effect on our business, operating results, and financial condition.
Changes in our customer base, marketing and distribution channels, or product mix could place demands that are more rigorous on our infrastructure and cause our profitability percentages to fluctuate.
We may encounter changes to our customer base as a result of product alterations or market shifts. Additionally, we may pursue new customers, target different distribution channels, or penetrate new markets. Our product mix may encounter fluctuations depending on our customers’ purchasing behavior. Moreover, if we develop new products or discontinue products, our product mix may change. We may leverage new or experimental sales channels to drive growth within our business. Any such changes to our customers, marketing and distribution channels, or product mix may place demands on our business that require more rigorous infrastructure and supply chain solutions. Our overall profitability and profitability percentages may fluctuate as adapt to any changes. For instance, if customers begin to require more lower-margin products from us and fewer higher-margin products, or place demands on our performance that increase our costs, our business, results of operations, and financial condition may be adversely affected.

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
Interruptions in operations, infrastructure constraints, labor issues, supply chain issues, or other disruptions, including those affecting our suppliers or customers, could adversely affect our business, financial condition, and results of operations.
Our operations depend on complex global supply chains; transportation networks, including the infrastructure and logistics of certain seaports; manufacturing facilities; and third-party service providers that are subject to labor disputes, capacity constraints, infrastructure limitations or failures, accidents, natural disasters, and other events that are beyond our control. Disruptions to our business or operations may occur as a result of such events impacting our suppliers, customers, or markets in which we operate. Labor disputes, production interruptions, supply chain issues, and other operational challenges faced by our customers could also reduce demand for our products, delay purchasing decisions, or negatively impact our business. For example, some of our automotive OEM customers have been impacted by, and in the future could be subject to, strikes, work stoppages, or other interruptions due to negotiations with their employees represented by the United Auto Workers Union.
The effects of such disruptions may continue once the underlying event is resolved. Moreover, the timing, severity, and duration of these disruptions are typically unpredictable and beyond our control. We may not be able to prevent or mitigate the adverse effects of such events, which could adversely affect our business, financial condition, and results of operations.
We may not be able to sustain our past growth or successfully implement our growth strategy, which may have a negative effect on our business, financial condition, or results of operations.
Our future growth will depend upon various factors, including the strength of our brands, our ability to continue to produce innovative performance-defining products, consumer acceptance of our products, competitive conditions in the marketplace, our ability to make strategic acquisitions, the growth in emerging baseball and softball markets for Marucci products, the growth in emerging markets for products requiring high-end suspension products, and, in general, the continued growth of the high-end bike and powered vehicle markets. Our beliefs regarding the future growth of markets for high-end suspension products and sporting equipment are based largely on qualitative judgments and limited sources, which may be unreliable. If we are unable to sustain our past growth or successfully implement our growth strategy, our business, financial condition, or results of operations could be negatively affected.
Our cost optimization efforts may not succeed or may be significantly delayed, which may impact our ability to deliver improved margins.
Due to challenges in the OEM market and broader market conditions impacting discretionary consumer spending, we implemented (and are continuing to implement) certain immediate and longer-term actions to strengthen our business, including aggressive cost management and strategic operational improvements. We developed a plan to adjust our business structure to operate efficiently in a number of demand environments intended to protect margins and drive significant, and consistent, free cash flow to de-lever our balance sheet. However, our cost optimization strategy relies on a number of factors and may distract management, slow improvements to our products and services, and limit our ability to increase production quickly if demand accelerates in the future. We may not achieve the expected benefits of the cost optimization measures on our anticipated timeline, or at all. Failure to achieve our cost optimization targets could have a material adverse effect on our results of operations, liquidity and financial condition.

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
As a supplier to OEM customers, we largely depend on the success of our OEM customers’ businesses. Model year changes by our OEM customers, production disruptions or hiatuses, or other barriers impacting our OEM customers’ ability or choice to conduct their operations may adversely impact our sales or cause our sales to vary from quarter to quarter. In addition, losses in market share individually or a decline in the overall market of our OEM customers or the discontinuance by our OEM customers of their products which incorporate our products could negatively impact our business, financial condition, or results of operations.
A relatively small number of customers account for a substantial portion of our sales. The loss of all or a significant portion of our sales to any of these customers, including but not limited to the losses as a result of (i) the temporary or permanent discontinuation of customer products which incorporate or otherwise relate to our products or (ii) the loss of market share by these customers could have a material adverse impact on us and our results of operations.
Net sales attributable to our five largest customers, which can vary from year to year, collectively accounted for approximately 26%, 28%, and 27% of our net sales in fiscal years 2025, 2024 and 2023. Because our products are complementary in nature to, or reliant on the continued production of, certain products produced by these customers, (i) a temporary or permanent discontinuation of those customers’ products that incorporate or otherwise relate to our products or (ii) the loss of market share by these customers due to manufacturing challenges or other problems, including disruptions related to labor strikes, may result in the loss of all or a substantial portion of our sales to these customers, which in turn, could have a material impact on our business, financial condition, or results of operations.
Currency exchange rate fluctuations could impact our gross margins and expenses.
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
As a result of our international presence, we are exposed to increased risks inherent in conducting business outside of the U.S. In addition to foreign currency risks, these risks include:
•difficulty in transporting materials internationally, including labor disputes or other interruptions at seaports that handle a large amount of our products;
•political, economic, or other actions from China or changes in China-Taiwan relations could impact Taiwan and its economy, which may adversely affect our operations in Taiwan, our customers, and our supply chain;

•geopolitical regional conflicts, including the impact of the Russian war in Ukraine, the Israel-Palestine conflict, and the conflict over nuclear facilities between the U.S. and Iran on the global economy, energy supplies and raw materials, terrorist activity, political unrest, civil strife, acts of war, and other political uncertainty;
•increased difficulty in protecting our intellectual property rights and trade secrets;
•changes in tax laws and the interpretation of those laws;
•exposure to local economic conditions;
•unexpected government action or changes in legal or regulatory requirements;
•changes in tariffs, quotas, trade barriers (including import bans and other orders issued by the U.S. Customs and Border Protection), and other similar restrictions on sales;
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
As we develop new products or attempt to use our brands in connection with new products, we seek to avoid infringing upon our competitors’ valid patents and other intellectual property rights. However, from time to time, third parties alleged, or may allege in the future, that our products or trademarks infringe upon their proprietary rights. We evaluate any such claims and, where appropriate, may obtain or seek to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement, and we do not hold patent infringement insurance. Any claim, regardless of its merit, could be expensive and time-consuming to defend and distract management from our business. Moreover, if our products or brands are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology or associated intellectual property rights on acceptable terms. A court determination that our brands, products, or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes or preclude our ability to use certain brands. In most circumstances, we are not indemnified for our use of a licensor’s intellectual property if such intellectual property is found to be infringing. Any of the foregoing results could require us to redesign our products or defend legal actions, which could cause us to incur substantial costs that could negatively affect our business, financial condition, or results of operations.

If we are unable to enforce our intellectual property rights, our reputation and sales could be adversely affected.
Intellectual property is an important component of our business. We patent our proprietary technologies related to vehicle suspension and other products in the U.S. and various foreign patent offices. Additionally, we registered or applied for trademarks and service marks with the U.S. Patent and Trademark Office and a number of foreign countries. When appropriate, we may assert our rights against those who infringe on our patents, trademarks, trade dress, or other intellectual property. However, we may not be successful in enforcing our patents or asserting trademark, trade name or trade dress protection with respect to our brand names and our product designs, and third parties may seek to oppose or challenge our patents or trademark registrations. If our efforts to develop and enforce our intellectual property are unsuccessful, or if a third party misappropriates our rights, this may adversely affect our business, financial condition, or results of operations. Additionally, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the U.S., and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. The failure to prevent or limit infringements and imitations could have a permanent negative impact on the pricing of our products or reduce our product sales and product margins, even if we are ultimately successful in limiting the distribution of a product that infringes our rights, which in turn may affect our business, financial condition, or results of operations.
If we inaccurately forecast demand for our products or inaccurately predict OEM and dealer destocking and restocking cycles and production schedules, we may manufacture insufficient or excess quantities or our manufacturing costs could increase, which could adversely affect our business.
We plan our manufacturing capacity based on forecasted demand for our products. In the OEM channel, our forecasts are largely based on the number of our product specifications for new bikes and powered vehicles and projections from our OEM customers. In the aftermarket channel, our forecasts are based partially on discussions with our dealers and distributors as well as our own assessment of markets. Our forecasts are also dependent on OEM and dealer destocking and restocking cycles and OEM production schedules, which are subject to change. In the baseball industry, our production of products is dependent on the demand for and popularity of items. If we cannot keep up with the increased demand, we may lose customers to our competitors who have more resources. If we incorrectly forecast demand, we may incur capacity issues in our manufacturing plant and supply chain, increased material costs, increased freight costs, additional overtime, and costs associated with excess inventory—all of which, in turn, adversely impact our cost of sales and our gross margin. Economic weakness and uncertainty in the U.S., Europe, and other international markets may make accurate forecasting particularly challenging.
Product recalls, and significant product repair and/or replacement due to product warranty costs and claims, including material product liability claims, may have a material adverse impact on our business.
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
Unless otherwise required by law, we generally provide a limited warranty for our products for a one-, two- or three-year period beginning on: (i) in the case of OEM sales, the date the bike or powered vehicle is purchased from an authorized OEM where our product is incorporated as original equipment on the purchased bike or powered vehicle; (ii) in the case of aftermarket/non-OEM sales, the date the product is originally purchased from an authorized dealer; or (iii) in the case of upfitting sales, the date of the retail sale to an end customer. From time to time, our customers may negotiate for longer or different warranty coverage. In the ordinary course of business, we incur warranty costs and reserve against such costs in our financial statements. However, there is a risk that a product could underperform and require us to adjust our warranty reserves or incur costs in excess of these reserves, which could adversely affect our results of operations.
If any of our products are, or are alleged to be, defective, we may be required to participate in a recall involving such products. Our products and items where our products are incorporated as original equipment on the purchased item are frequently subject to regulation by various agencies, including, for example, the NHTSA, the CPSC and/or similar state and international regulatory authorities. In the past, we had product recalls and may have additional recalls in the future, whether voluntary or involuntary, involving our products or products that incorporate or relate to our products. Although we carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against any potential claims, such insurance is available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. In addition to the direct costs related to these or other recalls, our aftermarket and OEM sales could be adversely affected if we do not have a ready replacement product for such recalled products. Such recall events could also adversely affect our brands and have a negative effect on our relationships with our OEMs, sponsored athletes and race teams, or otherwise have a negative effect on our business, financial condition or results of operations.

We and our employees are subject to certain risks in our manufacturing and in the testing of our products.
As of January 2, 2026, we employed approximately 3,700 employees worldwide, a large percentage of which work at our manufacturing facilities. Our business involves complex manufacturing processes that can be inherently dangerous. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test the products under rigorous conditions, which involve the risk of injury or death. Any accident could result in manufacturing or product delays, which could negatively affect our business, financial condition or results of operations. The outcome of litigation is difficult to assess or quantify, and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith, could have a negative effect on our business, financial condition, or results of operations.
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
Information technology systems are also vulnerable to unauthorized access, computer viruses, ransomware attacks and other similar types of malicious activities and cyber-attacks, including attempts by others to gain access to our proprietary or sensitive information, and range from individual attempts to advanced persistent threats. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. Given the persistent and advanced nature of cybersecurity threats, we continue to invest in upgraded programs, implement advanced features, and establish adequate controls designed to stop or curtail these threats. However, investing in upgraded programs, advanced programs and adequate controls is expensive and an ongoing, rapidly changing challenge and the procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.
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
The use of personal data by our business is highly regulated. We are subject to various laws and regulations that are continuously evolving and developing regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. The European Union’s General Data Protection Regulation (as amended, the “GDPR”), and similar regulations implemented in other non-U.S. geographies, add a broad array of requirements with respect to personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for noncompliance. The California Consumer Privacy Act (as amended, the “CCPA”) imposes additional obligations and consumer privacy rights with respect to the personal data of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for certain data breaches. Furthermore, there is a trend toward more stringent privacy legislation in the U.S., as a number of states across the country enacted privacy laws of broad applicability and others are considering and proposing similar laws.
If we, our third-party service providers, or those with whom we share personal data fail to comply with such laws and regulations, such as the GDPR and the CCPA, our reputation could be damaged, possibly resulting in lost business, and we could be subjected to additional legal risk or financial losses as a result of non-compliance.
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
We have opportunistically expanded our business platform through acquisitions. Additionally, we intend to selectively evaluate additional acquisitions in the future. Acquisitions are subject to various risks and uncertainties and could have a negative impact on our business, financial condition, or results of operations. These risks include the inability to integrate effectively the operations, products, technologies, and personnel of the acquired companies (some of which may be spread out in different geographic regions), the inability to achieve anticipated cost savings or operating synergies, the earn-outs we may contractually obligate ourselves to pay, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from such acquisitions. In the event we complete acquisitions in the future, such acquisitions could affect our cash flows and net income as we expend funds, increase indebtedness, and incur additional expenses in connection with pursuing acquisitions. We may also issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all.
Our operating results are subject to quarterly variations in our sales, which could make our operating results difficult to predict and could adversely affect the price of our common stock.
We experienced, and expect to continue to experience, substantial quarterly variations in our sales and net income. Our quarterly results of operations fluctuate, in some cases significantly, as a result of a variety of factors, including, among other things:
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
We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. General inflation in the U.S. has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility and downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital. The Federal Reserve reduced benchmark interest rates in 2025 and could enact further reduction(s) to benchmark interest rates in 2026, which could lead to an increase in inflation and the overall cost of goods and services across the U.S.

The raw materials and other supplies we use to produce our products experienced increasing prices during recent periods as a result of inflation. In response, we increased the prices we charge customers for our products. These price adjustments could have a negative effect on sales and continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, if the Federal Reserve raises interest rates in the future, the result could be a recession, which could slow demand for our products, hinder our sales growth, or cause sales to decline in future periods. As of the date of this Annual Report, we cannot predict how extensive the inflation or the effects of the Federal Reserve’s responses thereto will be, its duration, or the ultimate impact on us. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the trade war with China and other countries, could further cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
RISKS RELATED TO OUR INDEBTEDNESS AND LIQUIDITY
The Amended Credit Agreement places operating restrictions on us and creates default risks.
The Amended Credit Agreement with Wells Fargo Bank, National Association, and other named lenders contains covenants that restrict our operating activities. These covenants, among other things, limit our ability to:
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
If we are unable to comply with the covenants contained in the Amended Credit Agreement, it could constitute an event of default, and our lenders could declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If we are unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the Amended Credit Agreement, which constitutes substantially all of our assets.
We continue to have the ability to incur debt, and our levels of debt may affect our operations and our ability to pay the principal of and interest on our debt.
In the future, we may be able to incur substantial additional debt from amendments to the Amended Credit Agreement, additional lending sources subject to the restrictions contained in the Amended Credit Agreement, or because of certain debt instruments we may issue.
As of January 2, 2026, we had $673.5 million of indebtedness and $349.8 million in revolving credit available to borrow under the Amended Credit Agreement. Our ability to borrow under the Amended Credit Agreement fluctuates from time to time due to, among other factors, our borrowings under the Amended Credit Agreement.
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

Our outstanding indebtedness under the Amended Credit Agreement bears interest at a variable rate, which makes us more vulnerable to increases in interest rates and could cause our interest expense to increase and decrease cash available for operations and other purposes.
Borrowings under the Amended Credit Agreement bear interest on a variable rate, which increases and decreases based upon changes in the underlying interest rate and/or our leverage ratio. Any such increases in the interest rate or increases of our borrowings under the Amended Credit Agreement will increase our interest expense.
While the Federal Reserve decreased benchmark interest rates multiple times in 2025, interest rates remain subject to change in 2026. Any future increases in these rates increase our interest expense and reduce our funds available for operations and other purposes. Although from time to time we may enter into agreements to hedge a portion of our interest rate exposure, such as the 2022 Interest Rate Swap Agreement, these agreements may be costly and may not protect against all interest rate fluctuations. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Refer to Note 11. Derivatives and Hedging for additional information regarding the interest rate swap arrangement.
As of January 2, 2026, we had $680.8 million of interest-bearing indebtedness outstanding under the Amended Credit Agreement. Based on the $180.8 million of variable interest rate indebtedness that was outstanding under the Amended Credit Agreement as of January 2, 2026, after giving effect to our interest rate swaps, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.8 million increase or decrease in interest expense for the year ended January 2, 2026, respectively.
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
A portion of our products are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the Environmental Protection Agency, the European Union, state regulatory agencies (such as the California Air Resources Board (“CARB”)), and other regulatory agencies around the world. We made, and continue to make, capital and research expenditures to ensure certain of our products comply with these emission standards. Developing products to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing products efficiently for multiple markets complicated and could result in additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. We work cooperatively with consultants and CARB to comply with current CARB regulations that may apply to our modified vehicles. Depending on the results of modified vehicle emissions testing, we could be limited in types of modifications and products sold into California or have to adjust our business model for California sales in a way that makes such modified vehicles uneconomical and/or unachievable. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost overruns, and unanticipated technical and manufacturing difficulties.
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
Regulators, stockholders, and other interested constituencies focus increasingly on the environmental, social, and governance practices of companies. For example, in March 2024, the SEC adopted new rules for extensive and prescriptive climate-related disclosure in annual reports and registration statements, which would also require the inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. Following a number of challenges to the rules by federal courts and prior statements that the SEC would vigorously defend the validity of the rule, the SEC, under new administration, changed course in February 2025, stating that it would no longer defend the rules and the rules would be removed under new leadership. While we may no longer face the stringent reporting requirements under SEC rules, our customers may require us to implement environmental, social, or governance responsibility procedures or standards before conducting business with us. Additionally, we may face reputational challenges in the event that our environmental, social, or governance responsibility procedures or standards do not meet the standards set by certain constituencies. The occurrence of any of the foregoing could have a material adverse effect on the price of our shares and our business, financial condition, and results of operations.
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
Laws, regulations, and policies addressing concerns regarding climate change, greenhouse gases, air quality, and other concerns related to the environment continue to develop or be enacted in areas in which we operate. These laws, regulations, and policies may differ by global region, country, and within national boundaries. Regulators can also propose and enact different standards on short notice. As this regulatory landscape evolves, it could have the potential to impact our operations directly or indirectly as a result of required compliance by our suppliers and us. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation, raw material costs, capital expenditures, or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate.

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
We are subject to environmental laws and regulations and potential exposure for environmental costs and liabilities.
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
Our PVG products are used in vehicles that are subject to numerous federal, state, local, foreign, and international laws and regulations relating to noise and air pollution. Powered vehicles, and even bikes, have become subject to laws and regulations prohibiting their use on certain lands and trails. For example, in San Mateo County, California, mountain bikes are not allowed on county trails, and ATV and side-by-sides riding is not allowed in Zion National Park, among many other national and state parks. If more of these laws and regulations are passed and the users of our products lose convenient locations to ride their mountain bikes and powered vehicles, our sales could decrease, and our business, financial condition, or results of operations could suffer.
We retain certain personal data about individuals and are subject to various privacy and consumer protection laws.
We collect personal data for various purposes and through various methods, including from third parties and directly from consumers through our website, at events and sales, and via telephone and email. Certain individuals may object to the processing of this data, request the deletion of this data, or opt out of the sharing of this data, any of which may negatively impact our ability to provide effective customer service or otherwise impact our operations. Collection and use of personal data in conducting our business may be subject to federal and/or state laws and regulations in the U.S. and foreign jurisdictions including, in particular, various jurisdictions in Europe, and such laws and regulations may restrict our processing of such personal data and may hinder our ability to attract new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection, and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.

U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. In 2018, the U.S. imposed tariffs of 25% on steel and 10% on aluminum, with only a handful of countries exempt from the increase. The new Trump administration enhanced these measures beginning in 2025 by increasing the tariffs on aluminum and steel to 50% for all countries except the United Kingdom, expanding the products on which the tariffs will be assessed to include derivative products containing steel or aluminum, and terminating all countrywide exemptions and the product specific exemption process. There is an inclusion process through which domestic industry can request the U.S. include new derivative steel and aluminum products that will be subject to the increased tariffs.
Since taking office, the new Trump administration implemented various new strategies regarding tariffs. President Trump invoked the International Emergency Economic Powers Act (“IEEPA”) to impose 25% tariffs on products from Mexico and 25% tariffs on products from Canada (with a lower 10% tariff on Canadian energy and energy resources) but exempted from the tariffs those products that are entitled to preferential treatment under the United States-Mexico-Canada Agreement. President Trump also imposed a 20% tariff on all imports from China and Hong Kong under the International Emergency Economic Powers Act. Acting on an investigation concluded during the first Trump administration, the current Trump administration-imposed tariffs of 25% on certain passenger vehicles and light trucks and parts for those vehicles.
In April 2024, the Trump administration imposed a universal “reciprocal” tariff of at least 10% on all countries and higher rates for certain countries, which took effect on August 1, 2025. On February 20, 2026, the U.S. Supreme Court issued a decision finding that IEEPA does not authorize the President to impose tariffs. The Company continues to evaluate the potential ramifications of the U.S. Supreme Court’s ruling and any impacts on the Company from that ruling, including refunds from the government, and any contractual obligations arising from such refunds. Responding to that ruling, President Trump rescinded the tariff actions based on IEEPA and signed a new proclamation imposing, effective February 24, 2026, a 10% global tariff (to be increased to 15%) under Section 122 of the Trade Act of 1974 (“Section 122”). There are various exemptions to this Section 122 tariff, and, by statute, the tariff will remain in effect for only 150 days, unless extended by the Congress. The Trump administration also announced that it will conduct additional investigations on an expedited basis under Section 301 of the Trade Act of 1974, while President Trump also cited taking actions using authorities already enacted by Congress.
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
We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Regardless of merit, these litigation matters and any potential future claims against the Company may be both time-consuming and disruptive to the Company's operations and cause significant expense, increased insurance costs, reputational harm and diversion of management attention. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
The trading price of our common stock may be volatile, and you might be unable to sell your shares at or above the price you pay for the shares.
The trading price of our common stock could be volatile, and investors could lose all or part of their investment in our common stock. For example, from December 31, 2022 through January 2, 2026, our stock price fluctuated between $127.54 and $13.08 per share, and such volatility may continue in the future. Factors affecting the trading price of our common stock could include, among others:
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
In addition, in recent years, the stock market experienced significant price fluctuations. Fluctuations in the overall stock market generally or with respect to companies in our industry could cause the trading price of our common stock to fluctuate for reasons unrelated to our business, operating results, or financial condition. Further, some companies with volatile market prices for their securities had securities class actions filed against them. A lawsuit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and divert management’s attention.
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
Our Second Amended and Restated Certificate of Incorporation authorizes us to issue 90,000,000 shares of common stock, 41,802,023 of which shares were outstanding as of January 2, 2026. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements, or otherwise.

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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business or us. If one or more of the analysts who cover us downgrades our stock or publishes unfavorable research about our business or our industry, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our Company.
Our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws (together, our “Charter Documents”), as well as Delaware law, contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, these provisions:
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
Our Second Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Second Amended and Restated Certificate of Incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of our Company owed to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our Charter Documents; (iv) any action to interpret, apply, enforce or determine the validity of our Charter Documents; or (v) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
Risk Management and Strategy
Our cybersecurity risk management program includes:
•policies, processes, and tools designed to identify, assess, and mitigate cyber risks across all aspects of our operations;
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
Our Chief Information Officer, who oversees our cybersecurity team, is responsible for assessing and managing our material risks from cybersecurity threats (as such term is used and defined in Item 106(a) of Regulation S-K). The Chief Information Officer and our cybersecurity team have primary responsibility for our overall cybersecurity risk management program and supervise both our internal personnel dedicated to cybersecurity as well as our engaged and retained external cybersecurity consultants. Our cybersecurity team is supported by the information technology department as well as our engaged third parties and our retained service providers and, in addition, is informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Information Officer has over 20 years of experience in managing large-scale information technology infrastructure and associated technologies and other members of our cybersecurity team have experience and certifications relevant to cybersecurity. In addition, all personnel involved in cybersecurity engage in regular training on cybersecurity matters.
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

ITEM 2. PROPERTIES
At January 2, 2026, we occupied the following square footage by location:

	U.S.	Other Countries	Total
Leased facilities	2,298,267	379,289	2,677,556
Owned facilities	1,726,373	179,789	1,906,162
Total	4,024,640	559,078	4,583,718
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
ITEM 3. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. The defendants moved to dismiss the second amended complaint on May 30, 2025, which plaintiff opposed on July 14, 2025, following which the defendants filed their reply on August 11, 2025. On February 10, 2026, the Court issued its opinion and order dismissing with prejudice the second amended complaint for failing to state a claim. Judgment was entered on February 12, 2026. If plaintiff chooses to appeal, it must file a notice of appeal on or before March 16, 2026.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The court stayed these cases pending a final, non-appealable decision on the motion to dismiss the securities fraud litigation. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NASDAQ under the symbol “FOXF” since August 8, 2013. Our IPO was priced at $15.00 per share on August 8, 2013. Prior to that date, there was no public trading market for our common stock. On February 19, 2026, the closing price per share of our common stock as reported on NASDAQ was $19.19 per share.
Stockholders
As of January 31, 2026, there were approximately 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We did not declare or pay any dividends in the years ended January 2, 2026, January 3, 2025, and December 29, 2023. In addition, our Amended Credit Agreement contains covenants limiting our ability to pay dividends to our stockholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended Credit Agreement for additional information. While we currently intend to reinvest our earnings, any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and any other factors that our Board of Directors may deem relevant. We do not intend to pay dividends in the foreseeable future.
Share Repurchase Plan
On November 1, 2023, the Company’s Board of Directors authorized a share repurchase plan for up to $300,000 in shares of the Company’s common stock, par value $0.001 per share. The share repurchase program is scheduled to expire on November 1, 2028. Repurchases of shares of Common Stock under the stock repurchase plan will be made in accordance with applicable securities laws and may be made under a variety of methods, which may include open market purchases. For repurchase activity during the year ended January 2, 2026, refer to Note 13. Stockholders’ Equity.
Equity Compensation Plan Information
For equity compensation plan information, refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NASDAQ) through January 2, 2026 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index (the “NASDAQ Composite”) and S&P 500 Index (“S&P 500”). The figures represented below assume an investment of $100 in our common stock at the closing price of $18.61 on August 8, 2013 and in the NASDAQ Composite and S&P 500. Data for the NASDAQ Composite and S&P 500 assume reinvestment of dividends. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.
This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
There were no unregistered securities sold by the Company during the three-year period ended January 2, 2026.
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock by us during the quarter ended January 2, 2026:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
10/4-11/7	298	$22.11	—	$250,000,000
11/8-12/5	—	$—	—	$250,000,000
12/6-1/2	—	$—	—	$250,000,000
Total	298	$22.11	—	$250,000,000

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations, generally, as of and for fiscal years 2025 and 2024 should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. For discussion related to the results of operations and changes in financial condition for fiscal year 2024 compared to fiscal year 2023 refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2024 Form 10-K, which was filed with the SEC on February 28, 2025. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We design, engineer, manufacture and market performance-defining products and systems for customers worldwide. Our premium brands on performance-defining products and systems are used primarily on bikes, side-by-sides, on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, motorcycles, all terrain vehicles (“ATVs”), snowmobiles, and specialty vehicles and applications. In addition, we also offer premium baseball and softball gear and equipment. Virtually all of our revenue was from our product sales. Miscellaneous sources of revenue such as service-related repair work and the associated sale of parts represented less than 2% of our sales in each of the years ended January 2, 2026, January 3, 2025 and December 29, 2023.
We determined that we operate in three reportable segments: PVG, AAG, and SSG. Our products fall into the following three categories:
•powered vehicles, including side-by-sides, certain on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, including military, motorcycles, and commercial trucks;
•aftermarket applications, mainly consisting of products for off-road vehicles and trucks, side-by-sides, on-road vehicles with or without off-road capabilities, specialty vehicles and applications as well as lift kits and components with our shock products and aftermarket accessory packages; and
•specialty sports products, which consist primarily of bike suspension, component products, and gear and equipment for baseball and softball.
The following table summarizes percentages of net sales by segment:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Powered Vehicles Group	33%	33%	36%
Aftermarket Applications Group	32%	30%	38%
Specialty Sports Group	35%	37%	26%
	100%	100%	100%
Sales attributable to countries outside the U.S. are based on shipment location. Our international sales, however, do not necessarily reflect the location of the end users of our products as many of our products are incorporated into bikes that are assembled at international locations and then shipped back to the U.S.

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
North America	76%	79%	77%
International	24%	21%	23%
	100%	100%	100%

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
Our aftermarket distribution network currently consists of more than 9,600 retail dealers and distributors worldwide. To further penetrate the aftermarket channel, we intend to selectively add additional dealers and distributors in certain geographic markets, expand our internal sales force and strategically increase the number of aftermarket specific products and services that we offer for existing vehicle platforms.
From time to time, we have experienced, and may continue to experience, inventory risks, including excess, obsolete, or slow-moving inventory, as well as warranty costs and claims relating to our products. In the ordinary course of business, we reserve for these matters in our financial statements. There is a risk, however, that in the future we will experience higher than expected inventory adjustments or write-downs, warranty costs and claims, as well as other related costs. Please read “Risks Related to Our Business and Operations - If we inaccurately forecast demand for our products or inaccurately predict OEM and dealer destocking and restocking cycles and production schedules, we may manufacture insufficient or excess quantities or our manufacturing costs could increase, which could adversely affect our business” and “Product recalls, and significant product repair and/or replacement due to product warranty costs and claims have had, and in the future, could have, a material adverse impact on our business” within Item 1A. Risk Factors of this Annual Report on Form 10-K.
From time to time, we evaluate our portfolio of businesses and may pursue divestitures of non‑core or underperforming operations as part of our strategy to focus on higher‑growth, higher‑margin areas. Divestitures may result in transitional costs, potential loss of revenue, and other financial impacts during and after the separation, including possible gains or losses on disposal depending on the structure and timing of the transaction. These transactions can also create operational risks, including disruption to employees and customers and reliance on transition services arrangements for a period of time. We continue to assess opportunities to streamline our portfolio and allocate capital and management attention to areas that best support our strategic objectives.
We intend to evaluate selective potential acquisition opportunities for performance-defining products and technologies that we believe will help us extend our performance-defining product platform. Any acquisitions that we might make are subject to various risks and uncertainties and could have a negative impact on our results of operations. In addition, we may contractually obligate ourselves to contingent consideration or acquisition-related compensation payments in conjunction with such acquisitions, which could have a negative impact on our cash flow and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Material Cash Requirements for additional information.
Our operations and supply chain are directly impacted by evolving U.S. trade policies and global tariffs. The current presidential administration expanded tariffs on steel, aluminum, and derivative products, imposed new tariffs on imports from China, Hong Kong, Mexico, and Canada, and proposed a shift toward reciprocal tariffs. These changes create uncertainty in global trade, potentially increasing our material costs, disrupting our supply chain, and affecting our pricing strategies. As tariffs continue to evolve, we may need to adjust our sourcing, production, and pricing to remain competitive and mitigate financial and operational risks. Please read “Risks Related to Laws and Regulations - U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations” within Item 1A. Risk Factors of this Annual Report on Form 10-K.

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
•Tariff surcharges: consist of amounts billed to customers to recover tariff costs and are recorded as revenue when the associated products are recognized as revenue; and
•Shipping and handling fees: consists of shipping and handling fees billed to customers.
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
•tariffs;
•warranty costs associated with the repair or replacement of products under warranty; and
•reductions in the carrying value of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances.
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
Operating expenses
Our operating expenses consist of the following:
•goodwill impairment;
•sales and marketing;
•research and development;
•general and administrative;

•amortization of purchased intangibles; and
•intangible and long-lived asset impairment.
Our goodwill impairment expense reflects non-cash charges recognized when the carrying value of goodwill exceeds its estimated fair value. We perform a goodwill impairment assessment at least annually but may perform interim assessments in the event of a triggering event that may indicate the fair value of a reporting unit decreased below its carrying value. During the year ended January 2, 2026, we recorded $557.3 million goodwill impairment charges as a result of our assessments. No goodwill impairments were identified in the years ended January 3, 2025 and December 29, 2023.
Our sales and marketing expenses include costs related to our net sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy-related expenses. Other significant sales and marketing expenses include commissions paid to outside sales representatives, promotional materials and products, our sales office costs, third-party marketing spend, race support and sponsorships of events and athletes, advertising and promotions related to trade shows, and travel and entertainment.
Our research and development expenses consist primarily of salaries and personnel costs, including wages, employee benefits and related stock-based compensation for our engineering, research and development teams, occupancy-related expenses, fees for third party consultants, service fees, and expenses for prototype tooling and materials, travel, and supplies. We expense research and development costs as incurred and such costs are included as research and development expenses on our consolidated statements of operations.
Our general and administrative expenses include costs related to our executive, finance, legal, information technology, business development, human resources and administrative personnel, including wages, employee benefits and related stock-based compensation expenses. We record professional and contract service expenses, occupancy-related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses.
Our amortization of purchased intangibles includes amortization over their respective useful lives of our purchased intangible assets, such as customer lists, trade names, and our core technology. Our intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. In the year ended January 2, 2026, we recognized $8.0 million impairments of intangible assets. No impairments of intangible assets were identified in the years ended January 3, 2025 and December 29, 2023.
Our intangible and long-lived asset impairment expense includes non-cash charges recognized when the carrying value of intangible and other long-lived assets is not recoverable. When indicators of impairment are present, we assess the asset’s recoverability and, if necessary, write it down to its estimated fair value. In the year ended January 2, 2026, we recorded total intangible and long-lived asset impairments of $13.5 million, inclusive of the $8.0 million intangible asset impairments described above. No impairments of long-lived assets were identified in the years ended January 3, 2025 and December 29, 2023.
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
For the years ended January 2, 2026, January 3, 2025 and December 29, 2023, we had effective tax rates of 5.5%, (543.5)% and 12.8%, respectively.
As of January 2, 2026, our deferred tax assets included foreign tax credits of approximately $45.4 million, which begin to expire in 2028 unless utilized.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company is implementing tax planning strategies and operational measures to support the realizability of its general category foreign tax credits and to mitigate valuation allowance risk. As of January 2, 2026, the Company determined a valuation allowance was needed for branch foreign tax credits. In the future, our effective tax rate could vary as we update our assessment of valuation allowances for our deferred tax assets, including those associated with credit carryforwards. It is reasonably possible that we could record a material adjustment to the valuation allowance in the next 12 months.
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
Non-controlling interests (“NCI”)
Non-controlling interests represent the portion of income or loss and the corresponding equity attributable to third-party equity holders in certain consolidated subsidiaries that are not 100% owned by us. NCI are presented as separate components in our consolidated statements of operations to clearly differentiate between our interests and the economic interests of third parties in those entities. Net (loss) income attributable to FOX stockholders, as reported in the consolidated statements of operations, is presented net of the portion of net income (loss) attributable to non-controlling interests.
In May 2024, the Company formed a joint venture, The Stable JV, LLC, whereby the Company owns a 51% membership interest. The joint venture was created with the purpose of offering specialized training programs to high performance athletes, as well as the development of training apparel and other products.

Results of operations
The table below summarizes our results of operations for the fiscal years ended January 2, 2026, January 3, 2025, and December 29, 2023:

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Net sales	$1,467.3	$1,393.9	$1,464.2
Cost of sales	1,024.1	970.3	999.4
Gross profit	443.2	423.6	464.8
Operating expenses:
Goodwill impairment	557.3	—	—
General and administrative	151.8	139.9	124.6
Sales and marketing	132.1	121.2	100.5
Research and development	69.4	60.3	53.2
Amortization of purchased intangibles	42.0	44.5	26.5
Intangible and long-lived asset impairment	13.5	—	—
Total operating expenses	966.2	365.9	304.7
(Loss) income from operations	(522.9)	57.7	160.1
Interest expense	53.7	54.9	19.3
Other (income) expense, net	(0.3)	1.7	2.1
(Loss) income before income taxes	(576.3)	1.0	138.7
(Benefit) provision for income taxes	(31.6)	(5.5)	17.8
Net (loss) income	(544.7)	6.5	120.8
Less: net loss attributable to non-controlling interest	(0.1)	—	—
Net (loss) income attributable to FOX stockholders	$(544.6)	$6.6	$120.8
*Amounts may not foot due to rounding.

The following table sets forth statement of operations data as a percentage of net sales for the years indicated:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.8	69.6	68.3
Gross profit	30.2	30.4	31.7
Operating expenses:
Goodwill impairment	38.0	—	—
General and administrative	10.3	10.0	8.5
Sales and marketing	9.0	8.7	6.9
Research and development	4.7	4.3	3.6
Amortization of purchased intangibles	2.9	3.2	1.8
Intangible and long-lived asset impairment	0.9	—	—
Total operating expenses	65.8	26.3	20.8
(Loss) income from operations	(35.6)	4.1	10.9
Interest expense	3.7	3.9	1.3
Other (income) expense, net	—	0.1	0.1
(Loss) income before income taxes	(39.3)	0.1	9.5
(Benefit) provision for income taxes	(2.2)	(0.4)	1.2
Net (loss) income	(37.1)	0.5	8.3
Less: net loss attributable to non-controlling interest	—	—	—
Net (loss) income attributable to FOX stockholders	(37.1)%	0.5%	8.3%
*Percentages may not foot due to rounding.

Fiscal year ended January 2, 2026 compared to fiscal year ended January 3, 2025
Net sales

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Net sales	$1,467.3	$1,393.9	$73.4	5.3%
Net sales for the year ended January 2, 2026 increased approximately $73.4 million, or 5.3%, compared to the year ended January 3, 2025. The increase in net sales is primarily due to increased demand for aftermarket applications, improved performance in our upfitting product lines, and the market share gain in powersports, which offset lower industry demand in the automotive OE product lines. Although net sales increased, high interest rates impacting industry and consumer demands, high vehicle costs, and macro-economic conditions remain headwinds.
Cost of sales

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Cost of sales	$1,024.1	$970.3	$53.8	5.5%
Cost of sales for the year ended January 2, 2026 increased approximately $53.8 million, or 5.5%, compared to the year ended January 3, 2025. The increase in cost of sales was mainly due to our increased sales and the impact of tariffs.
For the year ended January 2, 2026, our gross margin was 30.2% compared to 30.4% for the year ended January 3, 2025. The decrease in gross margin for the fiscal year 2025 was primarily due to the shifts in our product line mix and the impact of tariffs.
Operating expenses

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Operating expenses:
Goodwill impairment	$557.3	$—	$557.3	N/A
General and administrative	151.8	139.9	11.9	8.5%
Sales and marketing	132.1	121.2	10.9	9.0
Research and development	69.4	60.3	9.1	15.1
Amortization of purchased intangibles	42.0	44.5	(2.5)	(5.6)
Intangible and long-lived asset impairment	13.5	—	13.5	N/A
Total operating expenses	$966.1	$365.9	$600.2	164.0%
Total operating expenses for the year ended January 2, 2026 increased approximately $600.2 million, or 164.0%, over the comparable period in 2024. When expressed as a percentage of net sales, operating expenses increased to 65.8% of net sales for the year ended January 2, 2026, compared to 26.3% of net sales for the fiscal year ended January 3, 2025.
During the fiscal year 2025, we recognized goodwill impairment charges of $557.3 million and intangible and long-lived asset impairment charges of $13.5 million as a result of our quantitative assessments on goodwill and long-lived assets triggered by adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. General and administrative expenses increased by approximately $11.9 million primarily due to organizational restructuring. Sales and marketing expenses and research and development expenses increased approximately $10.9 million and $9.1 million, respectively, driven by higher investments to support future growth and product innovation. Amortization of purchased intangible assets for the year ended January 2, 2026 decreased by approximately $2.5 million, as compared to the year ended January 3, 2025, primarily due to certain intangible assets becoming fully amortized early in the year.

(Loss) income from operations

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
(Loss) income from operations	$(522.9)	$57.7	$(580.6)	(1006.2)%
As a result of the factors discussed above, (loss) income from operations for the year ended January 2, 2026 decreased approximately $580.6 million compared to the year ended January 3, 2025.
Interest and other expense, net

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Interest expense	$53.7	$54.9	$(1.2)	(2.2)%
Other (income) expense, net	(0.3)	1.7	(2.0)	(117.6)
Interest and other expense, net	$53.4	$56.6	$(3.2)	(5.7)%
Interest and other expense, net for the year ended January 2, 2026 decreased by approximately $3.2 million to $53.4 million, compared to $56.6 million for the year ended January 3, 2025. Interest expense decreased by $1.2 million due to lower debt and interest rates.
Income taxes

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Benefit from income taxes	$(31.6)	$(5.5)	$(26.1)	(474.5)%
Income tax benefit for the year ended January 2, 2026 increased by approximately $26.1 million to a benefit of $31.6 million compared to $5.5 million for the year ended January 3, 2025. The increase primarily resulted from the impairment impact of non-deductible goodwill recognized during the year.
The effective tax rates were 5.5% and (543.5)% for the years ended January 2, 2026 and January 3, 2025, respectively.
For the year ended January 2, 2026, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from the impairment impact of non-deductible goodwill recognized during the year.
For the year ended January 3, 2025, the difference between our effective tax rate and the 21% federal statutory rate resulted primarily from a benefit from the U.S. research and development tax credit.
Net (loss) income

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Net (loss) income	$(544.7)	$6.5	$(551.2)	(8,480.0)%
As a result of the factors described above, our net income decreased $551.2 million to $544.7 million net loss in the fiscal year ended January 2, 2026 from $6.5 million net income for the fiscal year ended January 3, 2025.

Net (loss) income attributable to FOX stockholders

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Net (loss) income attributable to FOX stockholders	$(544.6)	$6.6	$(551.2)	(8,351.5)%
As a result of factors described above, our net income attributable to FOX stockholders decreased $551.2 million to $544.6 million net loss in the fiscal year ended January 2, 2026 from $6.6 million net income for the fiscal year ended January 3, 2025.
Segment Review
For additional financial information related to our operating segments including the reconciliation of segment adjusted EBITDA to (loss) income before income taxes, see Note 20. Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the fiscal years ended
(in millions)	January 2, 2026	January 3, 2025	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$488.1	$461.4	$26.7	5.8%
Aftermarket Applications Group	470.0	421.4	48.6	11.5
Specialty Sports Group	509.2	511.1	(1.9)	(0.4)
Net sales	$1,467.3	$1,393.9	$73.4	5.3%

Adjusted EBITDA
Powered Vehicles Group	$62.3	$53.8	$8.5	15.8%
Aftermarket Applications Group	55.8	51.7	4.1	7.9
Specialty Sports Group	107.6	117.8	(10.2)	(8.7)
Powered Vehicles Group
Powered Vehicles Group net sales increased by approximately $26.7 million, or 5.8%, due to higher sales in powersports and aftermarket applications, which offset lower industry demand in automotive OE product lines.
Powered Vehicles Group adjusted EBITDA increased by approximately $8.5 million or 15.8%, mainly due to an increase in gross profit.
Aftermarket Applications Group
Aftermarket Applications Group net sales increased by approximately $48.6 million, or 11.5%, driven by increased demand for aftermarket products and higher upfitting sales; however, high interest rates, high vehicle costs, and macro-economic conditions impacting dealers and consumers continue to pose challenges.
Aftermarket Applications Group adjusted EBITDA increased by approximately $4.1 million, or 7.9%, mainly due to higher gross profit.
Specialty Sports Group
Specialty Sports Group net sales decreased by approximately $1.9 million, or 0.4%, primarily due to lower diamond sports product sales partially offset by higher bike sales.
Specialty Sports Group adjusted EBITDA decreased by approximately $10.2 million, or 8.7%, primarily due to a decrease in gross profit.

Liquidity and Capital Resources
Our primary cash needs are to support working capital, interest on debt, employee compensation, capital expenditures, acquisitions, debt repayments, and other general corporate purposes. Historically, we have generally financed our liquidity needs with operating cash flows, borrowings under our Amended Credit Agreement, and the issuance of common stock. These sources of liquidity may be impacted by factors and events described in Special Note Regarding Forward-Looking Statements and Item 1A. Risk Factors.
As of January 2, 2026, we held $8.9 million of our $58.0 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing and financing activities is shown in the following table:

	For the years ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Net cash provided by operating activities	$60.9	$131.8	$178.7
Net cash used in investing activities	(34.0)	(76.3)	(750.4)
Net cash (used in) provided by financing activities	(40.0)	(67.3)	509.0
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.2)	1.1
Decrease in cash and cash equivalents	$(13.7)	$(12.0)	$(61.6)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flow from operations and availability under our Amended Credit Agreement will be sufficient to fund our operations during the next 12 months from the date of this Annual Report on Form 10-K and beyond.
Operating activities
In the fiscal year ended January 2, 2026, net cash provided by operating activities was $60.9 million. The change in our operating assets and liabilities is a result of an increase in prepaids and other current assets of $27.1 million, an increase in accounts receivable of $23.5 million, a decrease in accrued expenses and other liabilities of $7.3 million, and a decrease in income taxes payable of $1.9 million, partially offset by a decrease in inventory of $18.0 million, and an increase in accounts payable of $1.2 million. The increase in prepaids and other current assets is primarily due to an increase in prepaid chassis deposits to meet next year upfitting production needs. The increase in our accounts receivable reflects higher sales and the timing of customer collections. The decrease in our accounts payable is driven by timing of inventory purchases and vendor payments. The decrease in income taxes payable is mainly due to lower pre-tax income and tax payments. The decrease in inventory is driven by strong execution of continuous improvement efforts to optimize inventory levels across the organization, particularly within PVG, which offset some of the impact from higher tariffs.
In the fiscal year ended January 3, 2025, net cash provided by operating activities was $131.8 million. The change in our operating assets and liabilities is a result of a decrease in prepaids and other current assets of $48.5 million, an increase in accounts payable of $15.0 million, a decrease in accounts receivable of $10.4 million, and an increase in accrued expenses and other liabilities of $5.4 million, partially offset by an increase in inventory of $26.5 million, and a decrease in income taxes payable of $11.2 million. The decrease in prepaids and other current assets is primarily due to lower prepaid chassis deposits driven by the sale of 2023 and 2024 model year chassis. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in our accounts receivable reflects a shift in our product line mix and the timing of customer collections. The increase in inventory excluding acquired inventory reflects an imbalance between expected and realized orders. The change in income taxes payable is mainly due to lower pre-tax income.
In the fiscal year ended December 29, 2023, cash provided by operating activities was $178.7 million. Our investment in operating assets and liabilities is a result of an increase in prepaids and other current assets of $38.2 million primarily due to carrying more chassis to meet current year production needs for the upfitting product lines, and decreases in accounts payable of $44.0 million, accrued expenses and other liabilities of $21.4 million, and income taxes payable of $19.1 million, partially offset by decreases in accounts receivable of $64.5 million and inventory of $31.6 million. The change in our accounts receivable reflects a shift in our product line mix and the timing of customer collections. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in accrued expenses and other liabilities is primarily due to payments made for compensation and tax-related accruals and our cost control measures, partially offset by acquired accrued expenses. The decrease in inventory excluding acquired inventory reflects our continued efforts to optimize inventory levels.

Investing activities
In the fiscal year ended January 2, 2026, cash used in investing activities consisted of $34.0 million in property and equipment additions.
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
Financing activities
In the fiscal year ended January 2, 2026, net cash used in financing activities was $40.0 million, which primarily consisted of $567.4 million in repayments on our Incremental Term Loans (as defined below), $282.0 million in payments on our revolver, $2.9 million in deferred fees for debt modifications, and payments of $1.3 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program, partially offset by $534.6 million proceeds from the Term Loan and $279.0 million proceeds from the Revolving Credit Facility (as defined below) issued under the Amended Credit Agreement (as defined below), which were used to repay all outstanding amounts owed under the Credit Agreement (as defined below) and for general corporate purposes.
In the fiscal year ended January 3, 2025, net cash provided by financing activities was $67.3 million, which primarily consisted of $406.0 million in payments on our revolver, $25.0 million to repurchase shares of our common stock, $19.3 million in repayments on our Incremental Term Loans (as defined below), $3.4 million in deferred fees for debt modifications, $2.6 million net of proceeds from the exercise of stock options, as part of our stock-based compensation program, partially offset by $200.0 million proceeds from the Delayed Draw Term Loan (as defined below) and $189.0 million proceeds from the revolver, which were used to support our working capital and the acquisition of Marzocchi.
In the fiscal year ended December 29, 2023, net cash provided by financing activities was $509.0 million, which primarily consisted of proceeds from our Credit Agreement (as defined below) of $793.5 million, which was used to support our working capital and the purchases of Marucci and Custom Wheel House, partially offset by $230.0 million in payments on our revolver, $20.0 million in prepayments on our Term A Loan (as defined below), $25.0 million to repurchase shares of our common stock, $6.2 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program, and $3.4 million in deferred debt issuance costs.
Credit Agreement
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “Credit Agreement”). The Credit Agreement, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
The Company may borrow, prepay and re-borrow principal under the Credit Agreement during its term. Advances under the Credit Agreement can be either Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%.

On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “First Amendment”) amending the Credit Agreement. The Amendment provided the Company with a term loan in an amount of $400.0 million (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200.0 million (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Terms Loans”), each of which are permitted under the Credit Agreement, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company from and including December 6, 2023, until the earlier of May 14, 2024 and the date on which the Delayed Draw Term Loan commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the Credit Agreement.
The Company paid $10.1 million in debt issuance costs, of which $6.7 million were allocated to the Incremental Term A Loan and $3.4 million were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Incremental Term A Loan are amortized using the interest method over the term of the Credit Agreement. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt was drawn.
On May 13, 2024, the Company borrowed the full amount of $200.0 million of the Delayed Draw Term Loan. The fees were reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
On July 31, 2024 and December 20, 2024, the Company entered into the Third and Fourth Amendments to the Credit Agreement, respectively, to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment. The Company paid $3.5 million in loan fees for the Third and Fourth Amendments, of which $3.4 million were allocated among the revolver and the Incremental Term Loans to be amortized over the remaining term of the Credit Agreement.
Amended Credit Agreement
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
The Fifth Amendment, among other things, amends the Credit Agreement to replace the existing loans provided under the Credit Agreement with (i) a term loan in the aggregate outstanding amount of $537.5 million (the “Term Loan”), which will be repaid by the Company in quarterly installments in the amount of $6.7 million, (ii) revolving loans in an aggregate amount of up to $500.0 million, with sub-facilities for swing line loans in an aggregate amount of up to $25.0 million and letters of credit in an aggregate amount of up to $25.0 million (the “Revolving Credit Facility”), and (iii) an incremental loan facility, subject to additional terms set forth in the Amended Credit Agreement, in an aggregate amount of up to $175.0 million plus an unlimited amount so long as after giving effect to the incurrence of such incremental loans, on a pro forma basis, the Consolidated Net Leverage Ratio is less than 3.25. To the extent not previously paid, all then-outstanding amounts under the Term Loan and the Revolving Credit Facility are due and payable on October 24, 2030.
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
In connection with the Fifth Amendment, the Company borrowed $710.0 million under the Amended Credit Agreement consisting of the $537.5 million Term Loan and $172.5 million under the Revolving Credit Facility, which was used to repay all outstanding amounts owed under the Credit Agreement prior to the Fifth Amendment and for general corporate purposes.

The Company paid $6.0 million in debt issuance costs in connection with the Fifth Amendment, of which $5.8 million was allocated between the Term Loan and the Revolving Credit Facility to be amortized over the term of the Amended Credit Agreement. Additionally, the Company had $8.1 million of remaining unamortized debt issuance costs related to the Credit Agreement, of which $6.3 million were carried forward to the Amended Credit Agreement and $1.8 million were written off as a loss on debt extinguishment.
The Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 2, 2026.
At January 2, 2026, the one-month SOFR and three-month SOFR rates were 3.78% and 4.00%, respectively. At January 2, 2026, our weighted-average interest rate on outstanding borrowing was 6.05%.
Material Cash Requirements
As of January 2, 2026, we had the following material cash requirements related to commitments or contractual obligations (in millions):

Payments due by period	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term borrowings	$680.9	$26.9	$53.8	$600.2	$—
Operating lease obligations	128.8	20.4	34	27.8	46.6
Other obligations	16.3	6.6	6.6	3.1	—
Total	$826.0	$53.9	$94.4	$631.1	$46.6
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
Recent Developments
Global Trade Actions and Tariffs - New and expanded tariffs announced under the current administration and triggered retaliatory actions by certain affected countries, and other foreign governments have introduced additional costs and uncertainty into our supply chain, which impact our cost structure and working capital needs in the near term. We are evaluating the potential effect on our supply chain and sourcing strategies, and while we expect some volatility in cash flows as we adjust, we believe our existing liquidity and access to the Amended Credit Agreement provide sufficient flexibility to manage these developments. Please read “U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations” within Item 1A. Risk Factors of this Annually Report on Form 10-K.
One Big Beautiful Bill Act (“OBBBA”) - On July 4, 2025, the OBBBA was enacted in the U.S. This legislation introduces several significant tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, changes to the international tax framework, and the reinstatement of favorable tax treatment for select business provisions. The OBBBA includes multiple effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. We reviewed the enacted legislation and determined that these provisions do not affect the measurement of our deferred tax assets and liabilities as of January 2, 2026. We will continue to assess the impact on the effective tax rate for future periods.

Critical Accounting Policies and Estimates
We adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it is made in accordance with GAAP and it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur may have a material impact on our financial condition or results of operations. The significant accounting policies that management believes are critical to the understanding and evaluating our reported financial results include the following: income taxes, inventory, warranty, goodwill and intangible assets, stock-based compensation, revenue recognition, provision for credit losses and fair value measurement. For further information see Note 1. Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
We utilize a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating tax positions such as the closing of a tax audit, the refinement of estimates, and the expiration of a statute of limitations that may require periodic adjustments that impact our tax provision in our consolidated statements of operations. Interest and penalties associated with income taxes are recorded as income tax expense. Refer to Note 15. Income Taxes for further details.

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
Warranty
Unless otherwise required by law, the Company generally offers limited warranties on its products for a one, two or three-year period. We accrue estimated costs related to warranty activities as a component of cost of sales upon product shipment or when information becomes available indicating that an adjustment to the warranty reserves is appropriate. Management estimates are based upon historical and projected product failure rates and historical costs incurred in correcting product failures. The warranty reserve is assessed from time to time for adequacy and adjusted as necessary for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of units, historical and anticipated rates of warranty claims, and the cost per claim. An increase in warranty claims or the related costs associated with satisfying these warranty obligations could increase our cost of sales and negatively affect our operating results. Total accrued warranty liabilities were approximately $15.2 million and $21.6 million as of January 2, 2026 and January 3, 2025, respectively. Refer to Note 8. Accrued Expenses for further details.
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
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. The income approach employs a discounted cash flow model, projecting revenue and cash flows over a multi-year period. These projections are based on management’s estimates, historical performance trends, and industry outlooks. These cash flows, along with a terminal value, are discounted to their present value using a weighted-average cost of capital (“WACC”) that reflects a market rate appropriate for each reporting unit. The market approach employs multiples for public companies that reasonably compare to the reporting units. Sensitivity analyses are performed to assess the impact of changes in key assumptions. As a reasonableness check, the impairment assessment also includes a comparison of the aggregate estimated fair value of the reporting units to the Company’s total market capitalization.
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
In early fiscal year 2025, the Company recognized a non-cash goodwill impairment charge of $262.1 million within operating expenses, which impacted all reporting units. The impairment resulted from a triggering event related to adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. The impairment charge reflects the amount by which the carrying values of the reporting units exceeded their estimated fair values. In the second quarter, the Company conducted a qualitative assessment and concluded that no additional impairment existed as of July 4, 2025. The annual impairment assessment was performed in the third quarter, and the Company concluded that it was not more likely than not that the fair values of the reporting units were less than the carrying values. In the fourth quarter, the Company conducted another quantitative impairment assessment due to a further sustained decrease in our stock price and recorded another non-cash goodwill impairment charge of $295.2 million within operating expenses.

The Company’s goodwill impairment assessment is subject to significant estimates and assumptions. Adverse changes in key assumptions, including projected revenue growth rates, the terminal growth rate, or the WACC could result in additional goodwill impairment charges. As of January 2, 2026, SSG was the only reporting unit with a remaining goodwill balance following the recorded goodwill impairment charges. Based on the most recent quantitative assessment, and for purposes of this sensitivity analysis assuming a 100% weighting to the income approach, a 1.5% increase in the WACC would result in a full future impairment of SSG’s remaining goodwill.
Indefinite-lived intangible assets
Certain trademarks and trade names, including FOX and others from certain subsidiaries, are considered to be indefinite life intangibles, and are not amortized but are subject to testing for impairment annually. Due to the triggering events as described above, the indefinite-lived intangible assets were also assessed for impairment. The Company concluded that no impairment existed as of April 4, 2025. A qualitative assessment performed in the second quarter reached the same conclusion as of July 4, 2025. The annual impairment assessment conducted in the third quarter and the quantitative assessment performed in the fourth quarter also indicated no impairment.
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
The Company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the assets, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows.
During the fourth quarter of fiscal 2025, due to lower expected cash flows, the Company performed a recoverability test and related quantitative impairment assessment for its finite‑lived intangible assets and other long‑lived assets. As a result, the Company recorded $13.5 of intangible and long-lived asset impairment in operating expenses.
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
Stock-based compensation
The Company measures stock-based compensation for all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair values on the date of the grant and recognizes the stock-based compensation cost for time-vested awards on a straight-line basis over the requisite service period. For performance-based RSUs, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. To the extent shares are expected to vest, the stock-based compensation cost is recognized on a straight-line basis over the requisite service period. Stock-based compensation was $14.3 million, $9.6 million and $16.5 million for the fiscal years ended January 2, 2026, January 3, 2025 and December 29, 2023, respectively. Refer to Note 13. Stockholders’ Equity for further details. The Company does not estimate forfeitures in recognizing stock-based compensation expense.
The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions including our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

Stock-based compensation expenses are classified in the statements of operations based on the department to which the related employee reports. Our stock-based awards subsequent to our IPO have been comprised principally of RSU awards.
Revenue recognition
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, dealers and retailers, the Company may also enter into master agreements. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on all Stellantis chassis, which we record as a prepaid asset, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floorplan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from upfit packages from our Outside Van and Upfit UTV generally include the vehicle chassis, of which the Company has the risks and rewards of ownership.
We elected as a practical expedient to not capitalize the incremental costs to obtain contracts with customers because the amortization period would have been one year or less.
Provisions for discounts, rebates, sales incentives, returns, and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical trends and projection of future results. Accrued sales rebates were $7.0 million, $7.9 million, and $11.9 million as of January 2, 2026, January 3, 2025, and December 29, 2023, respectively. Sales returns allowances have historically been immaterial to the financial statements.
Allowance for credit losses
We record an allowance for credit losses deemed not collectible using the aging method. The allowance is based on how long a receivable has been outstanding, taking into account the historical credit loss rate and adjusting for both current conditions and reasonable and supportable forecasts of future economic conditions that may impact collectability. Our methodology reflects the expected credit loss model, which does not solely rely on past events or incurred losses but also considers forward-looking information to estimate potential credit deterioration. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, we reassess our estimates and determine whether the recoverability of the amounts due could be reduced by a material amount.
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
As of January 2, 2026, the carrying amount of the principal under the Company’s Credit Agreement - Incremental Term Loans and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.

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
Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies within the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details regarding this topic.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate sensitivity
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. As of January 2, 2026, we had $680.8 million of interest-bearing indebtedness outstanding under our Amended Credit Agreement. Based on the $180.8 million of variable interest rate indebtedness that was outstanding as of January 2, 2026, after giving effect to our interest rate swaps, a hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $1.8 million increase or decrease in interest expense for the year ended January 2, 2026. As of January 2, 2026, our supplier-financed chassis on hand through the floor plan arrangements were $20.7 million. A hypothetical 100 basis point increase or decrease in the interest rate would have resulted in an approximately $0.2 million increase or decrease in interest expense for the year ended January 2, 2026.
Exchange rate sensitivity
As of January 2, 2026, we are exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on our financial condition or results of operations, foreign currency fluctuations could have an adverse effect on our business and results of operations in the future. Historically, our primary exposure has been related to transactions denominated in the Euro, New Taiwanese Dollar, and Canadian Dollar. The majority of our sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of our expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, we may be exposed to greater exchange rate sensitivity in the future. At times, we enter into short-term foreign currency swap contracts to mitigate our foreign currency exposure; however, we may consider strategies to mitigate our foreign currency exposure further in the future if deemed necessary.
Credit and other risks
We are exposed to credit risk associated with cash and cash equivalents, interest rate swap agreements and trade receivables. As of January 2, 2026, the majority of our cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which significantly exceed the insurance coverage provided on such deposits. We do not believe that our cash equivalents and interest rate swap agreements present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of our businesses are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that we have in our customer base and a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. To manage our exposure to such risks, we perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2026. Based on the evaluation of our disclosure controls and procedures as of January 2, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The Management’s Report on Internal Control Over Financial Reporting is contained in Part IV. Management’s Report on Internal Control Over Financial Reporting of this Annual Report on Form 10-K and is incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
Grant Thornton, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on the Company’s internal control over financial reporting. A report of independent registered public accounting firm is contained in Part IV. Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended January 2, 2026, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding our directors and executive officers is incorporated by reference to the sections of our proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Class I Directors” and “Corporate Governance.”
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated November 1, 2023, by and among (i) Fox Factory, Inc; (ii) Marucci Merger Sub, Inc.; (iii) Wheelhouse Holdings Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative	8-K	001-36040	November 3, 2023
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
4.1	Form of Common Stock Certificate	S-1	333-189841	July 8, 2013
4.2	Form of Indenture	S-3	333-203146	March 31, 2015
4.3	Description of Securities	10-K	001-36040	February 23, 2023
10.1†	Employment Agreement, dated August 29, 2018, by and between Fox Factory Holding Corp. and Michael C. Dennison	10-K	001-36040	February 26, 2019
10.2†	Amended and Restated Employment Agreement, dated June 26, 2019, by and between Fox Factory Holding Corp. and Michael C. Dennison	8-K	001-36040	July 1, 2019
10.3†	Amendment to the Amended and Restated Employment Agreement, by and between Fox Factory Holding Corp. and Michael C. Dennison, dated August 5, 2020.	8-K	001-36040	August 10, 2020
10.4†	2023 Policy Regarding Terms Applicable to Restricted Stock Unit and Performance Share Unit Award Agreements in the Event of Qualified Retirement	10-K	001-36040	February 23, 2024
10.5†	Sixth Amended and Restated Non-Employee Director Compensation Policy, effective January 1, 2022.	10-K	001-36040	February 23, 2024
10.6†	Form of Indemnification Agreement, by and between Fox Factory Holding Corp. and certain of its officers, directors and/or advisors	10-Q	001-36040	October 31, 2018
10.7†	Fox Factory Holding Corp. 2022 Omnibus Plan	8-K	001-36040	May 6, 2022
10.8†	Form of Employee Restricted Stock Unit Award Agreement for Non-Employee Directors under 2022 Omnibus Plan (U.S.)	8-K	001-36040	May 6, 2022
10.9†	Form of Restricted Stock Unit Award Agreement under 2022 Omnibus Plan (U.S.)	10-K	001-36040	February 23, 2024
10.10†	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Plan	10-K	001-36040	February 23, 2024
10.11†	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Plan	8-K	001-36040	March 21, 2024
10.12†	Form of Revenue Growth Performance Share Unit Award Agreement under the 2022 Omnibus Plan	8-K	001-36040	March 21, 2024
10.13	First Incremental Facility Amendment, dated November 14, 2023, by and among Fox Factory Holding Corp., Bank of America, N.A., Wells Fargo Bank, National Association and PNC Bank, National Association	8-K	001-36040	November 15, 2023
10.14	Pilot Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.15	Bond Purchase Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.16	Financing Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020

10.17	Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.18	Amendment No. 1 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2020.	10-K	001-36040	February 24, 2022
10.19	Amendment No. 2 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2021.	10-K	001-36040	February 24, 2022
10.20	Deed to Secure Debt and Security Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.21	Assignment of Lease Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.22	Direct Payment Agreement, between the Gainesville and Hall County Development Authority and Fox Factory, Inc., effective June 12, 2020.	8-K	001-36040	June 16, 2020
10.23	Credit Agreement, among Fox Factory Holding Corp., Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and a group of lenders party thereto, dated April 5, 2022.	8-K	001-36040	April 5, 2022
10.24†	Deferred Compensation Plan, effective June 30, 2021.	S-8	333-264858	June 29, 2021
10.25	Securities Purchase Agreement, between Fox Factory, Inc., CWH Holdco, LLC, CWH Blocker Corp., and Thompson Street Capital Partners V, L.P., effective February 17, 2023.	10-K	001-36040	February 23, 2023
10.26	Amendment No. 3 to Lease Agreement between the Gainesville and Hall County Development Authority and Fox Factory, Inc., dated December 31, 2022.	10-Q	001-36040	May 4, 2023
10.27†	Employment Agreement, by and between Fox Factory Holding Corp. and Dennis C. Schemm, dated June 12, 2023	10-Q	001-36040	August 4, 2023
10.28†	Employment Agreement, by and between Fox Factory Holding Corp. and Toby D. Merchant, dated April 13, 2021	10-Q	001-36040	August 4, 2023
10.29	Second Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement, dated June 5, 2024	10-Q	001-36040	August 2, 2024
10.30	Third Amendment to Credit Agreement, dated July 31, 2024	10-Q	001-36040	November 1, 2024
10.31	Amendment to Pilot Agreement, dated September 25, 2024	10-Q	001-36040	November 1, 2024
10.32	Fourth Amendment to the Credit Agreement, dated December 20, 2024.	8-K	001-36040	December 20, 2024
10.33†	Form of EBITDA Performance Share Unit Award Agreement under 2022 Omnibus Plan	10-K	001-36040	February 28, 2025
10.34	Fifth Amendment to Credit Agreement and Second Amendment to Guaranty and Security Agreement, dated October 24, 2025	8-K	001-36040	October 27, 2025
10.35	Cooperation Agreement, dated February 8, 2026	8-K	001-36040	February 9, 2026
19.1	Insider Trading Policy	8-K	001-36040	February 28, 2025
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained in signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended				X
97.1	Clawback Policy	10-K	001-36040	February 23, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X
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

FOX FACTORY HOLDING CORP.
February 26, 2026	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer & Duly Authorized Signatory)

February 26, 2026	By:	/s/ Brendan R. Enick
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

Signature	Title	Date

/s/ Michael C. Dennison	Chief Executive Officer and Director	February 26, 2026
Michael C. Dennison	(Principal Executive Officer)

/s/ Dennis C. Schemm	Chief Financial Officer	February 26, 2026
Dennis C. Schemm	(Principal Financial Officer)

/s/ Dudley W. Mendenhall	Chairman	February 26, 2026
Dudley W. Mendenhall

/s/ Thomas E. Duncan	Director	February 26, 2026
Thomas E. Duncan

/s/ Elizabeth A. Fetter	Director	February 26, 2026
Elizabeth A. Fetter

/s/ Jean H. Hlay	Director	February 26, 2026
Jean H. Hlay

/s/ Ted D. Waitman	Director	February 26, 2026
Ted D. Waitman

/s/ Sidney Johnson	Director	February 26, 2026
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
In making its assessment of internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the evaluation, our management concluded that its internal control over financial reporting was effective as of January 2, 2026.
Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

February 26, 2026

/s/ Michael C. Dennison
Michael C. Dennison
Chief Executive Officer

/s/ Dennis C. Schemm
Dennis C. Schemm
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Fox Factory Holding Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2026 and January 3, 2025, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2026 and January 3, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Net realizable value of inventory
As described further in Note 1 to the consolidated financial statements, adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances. We identified the net realizable value of inventory for certain product categories as a critical audit matter.
The principal consideration for our determination that the net realizable value of inventory represents a critical audit matter is that the assessment of the net realizable value of inventory is complex and includes an estimate of forecasted demand. The demand estimate is subjective and requires the Company to consider significant assumptions such as economic conditions, technology changes, and new product introductions, which are subject to significant uncertainty and therefore require significant auditor judgment.

Our audit procedures related to the net realizable value of inventory included the following, among others:
•We tested selected inventory items and evaluated the appropriateness of judgments and assumptions by reviewing industry reports and inquiring with various staff members outside of the finance function to understand macroeconomic, technology, and product trends.
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
Our audit procedures related to the realizability of deferred tax assets relating to the Company’s foreign tax credits included the following, among others:
•We evaluated management’s assessment of its intent and ability to implement planned operating model changes that are expected to significantly reduce the generation of future foreign tax credits.
•We evaluated management’s assertions regarding anticipated reductions in withholding taxes on intercompany charges in selected jurisdictions, including assessing the consistency and credibility of those assertions with available evidence.
•We assessed the reasonableness of management’s assumptions related to future foreign-source taxable income by reviewing underlying forecasts, historical results, industry data, and evaluating the internal consistency of the projections.
•We tested the design and operating effectiveness of controls related over management’s assessment of the realizability of deferred tax assets related to foreign tax credits.
Goodwill impairment assessments
As discussed in Note 1 to the consolidated financial statements, the Company recorded a non-cash goodwill impairment charge of $557 million for the year ended January 2, 2026 resulting from two triggering events identified during the year. The Company performs a qualitative assessment to determine if it is more likely than not that the fair value of the given reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. We identified these goodwill impairment assessments as a critical audit matter.
The principal consideration for our determination that the goodwill impairment assessments are a critical audit matter is that the assessments required significant judgment, including the estimation of future cash flows, the determination of appropriate discount rates, and the assessment of market and operating conditions as of each testing date. During the year, economic and company-specific conditions changed, which required management to reassess key assumptions and judgments and update projections. Auditing management’s goodwill impairment assessments involved challenging and subjective auditor judgment due to the sensitivity of certain assumptions within the valuation models.

Our audit procedures related to the goodwill impairment assessments of the reporting units included the following, among others:
•We tested management's process for determining the fair value and carrying value of the reporting units. We also evaluated the reasonableness of management's significant assumptions, including forecasts. We evaluated whether these forecasts were reasonable.
•With assistance of valuation specialists, we evaluated the appropriateness of the valuation methods and tested the Company's income approach and market approach for the reporting units, including the reasonableness of the key underlying assumptions.
•We evaluated the design and tested the operating effectiveness of internal controls related to the goodwill impairment assessments, including internal controls over determination of the fair values of the reporting units and the identification of triggering events.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.
San Jose, California
February 26, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Fox Factory Holding Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Fox Factory Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 2, 2026, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP
San Jose, California
February 26, 2026

FOX FACTORY HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except par value)

	As of	As of
	January 02, 2026	January 03, 2025

Assets
Current assets:
Cash and cash equivalents	$58,008	$71,674
Accounts receivable (net of allowances of $2,881 and $1,848 at January 2, 2026 and January 3, 2025, respectively)	190,670	165,827
Inventory	388,635	404,736
Prepaids and other current assets	108,424	85,443
Total current assets	745,737	727,680
Property, plant and equipment, net	234,635	246,393
Lease right-of-use assets	99,002	104,019
Deferred tax assets	90,397	46,842
Goodwill	83,575	639,505
Trademarks and brands, net	241,820	264,126
Customer and distributor relationships, net	137,648	161,585
Core technologies, net	19,950	23,154
Other assets	18,985	21,484
Total assets	$1,671,749	$2,234,788
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$141,378	$135,802
Accrued expenses	92,095	99,692
Current portion of long-term debt	26,875	24,286
Total current liabilities	260,348	259,780
Revolver	150,000	153,000
Term Loan, less current portion	496,663	527,775
Other liabilities	94,733	93,089
Total liabilities	1,001,744	1,033,644
Commitments and contingent liabilities (Refer to Note 12. Commitments and Contingent Liabilities)
Non-controlling interest	(179)	(38)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of January 2, 2026 and January 3, 2025	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,692 shares issued and 41,802 outstanding as of January 2, 2026; 42,574 shares issued and 41,684 outstanding as of January 3, 2025	42	42
Additional paid-in capital	352,239	339,266
Treasury stock, at cost; 890 common shares as of January 2, 2026 and January 3, 2025	(13,754)	(13,754)
Accumulated other comprehensive income (“AOCI”)	832	224
Retained earnings	330,825	875,404
Total stockholders’ equity	670,184	1,201,182
Total liabilities and stockholders’ equity	$1,671,749	$2,234,788
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Net sales	$1,467,321	$1,393,921	$1,464,178
Cost of sales	1,024,074	970,345	999,366
Gross profit	443,247	423,576	464,812
Operating expenses:
Goodwill impairment	557,307	—	—
General and administrative	151,827	139,857	124,582
Sales and marketing	132,058	121,207	100,451
Research and development	69,441	60,314	53,179
Amortization of purchased intangibles	42,030	44,528	26,509
Intangible and long-lived asset impairment	13,517	—	—
Total operating expenses	966,180	365,906	304,721
(Loss) income from operations	(522,933)	57,670	160,091
Interest expense	53,667	54,942	19,320
Other (income) expense, net	(311)	1,716	2,108
(Loss) income before income taxes	(576,289)	1,012	138,663
(Benefit) provision for income taxes	(31,569)	(5,500)	17,817
Net (loss) income	$(544,720)	$6,512	$120,846
Less: net loss attributable to non-controlling interest	(141)	(38)	—
Net (loss) income attributable to Fox stockholders	$(544,579)	$6,550	$120,846
(Net loss) earnings per share:
Basic	$(13.03)	$0.16	$2.86
Diluted	$(13.03)	$0.16	$2.85
Weighted-average shares used to compute earnings per share:
Basic	41,783	41,681	42,305
Diluted	41,783	41,717	42,432
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Net (loss) income	$(544,720)	$6,512	$120,846
Other comprehensive (loss) income
Interest rate swap
Change in net unrealized gain	(1,406)	6,418	830
Reclassification of net gain on interest rate swaps to net earnings	(4,757)	(8,460)	(6,775)
Tax effects	(1,471)	(466)	(1,303)
Net change, net of tax effects	(7,634)	(2,508)	(7,248)
Foreign currency translation adjustments	8,242	(6,309)	1,507
Other comprehensive income (loss)	608	(8,817)	(5,741)
Comprehensive (loss) income	$(544,112)	$(2,305)	$115,105
Less: comprehensive loss attributable to non-controlling interest	(141)	(38)	—
Comprehensive (loss) income attributable to Fox stockholders	$(543,971)	$(2,267)	$115,105
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount

Balance - December 30, 2022	43,160	$42	890	$(13,754)	$356,239	$14,782	$764,077	$1,121,386	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	112	—	—	—	(6,195)	—	—	(6,195)	—
Stock-based compensation expense	—	—	—	—	16,465	—	—	16,465	—
Purchase and retirement of common stock	(428)	—	—	—	(18,163)	—	(6,837)	(25,000)	—
Other comprehensive loss	—	—	—	—	—	(5,741)	—	(5,741)	—
Net income	—	—	—	—	—	—	120,846	120,846	—
Balance - December 29, 2023	42,844	$42	890	$(13,754)	$348,346	$9,041	$878,086	$1,221,761	$—
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	108	—	—	—	(2,609)	—	—	(2,609)	—
Stock-based compensation expense	—	—	—	—	9,606	—	—	9,606	—
Purchase and retirement of common stock	(378)	—	—	—	(16,077)	—	(9,232)	(25,309)
Other comprehensive loss	—	—	—	—	—	(8,817)	—	(8,817)	—
Net income	—	—	—	—	—	—	6,550	6,550	(38)
Balance - January 3, 2025	42,574	$42	890	$(13,754)	$339,266	$224	$875,404	$1,201,182	$(38)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	118	—	—	—	(1,293)	—	—	(1,293)	—
Stock-based compensation expense	—	—	—	—	14,266	—	—	14,266	—
Other comprehensive income	—	—	—	—	—	608	—	608	—
Net loss	—	—	—	—	—	—	(544,579)	(544,579)	(141)
Balance - January 2, 2026	42,692	$42	890	$(13,754)	$352,239	$832	$330,825	$670,184	$(179)
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
OPERATING ACTIVITIES:
Net (loss) income	$(544,720)	$6,512	$120,846
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	557,266	—	—
Depreciation and amortization	92,310	83,907	60,095
Provision for inventory reserve	3,524	5,631	6,184
Stock-based compensation	14,266	9,606	16,465
Amortization of acquired inventory step-up	342	4,485	13,008
Amortization of loan fees	4,839	3,748	905
Amortization of deferred gains on prior swap settlements	(783)	(4,334)	(4,252)
Proceeds from interest rate swap settlements	4,032	4,026	2,522
Intangible and long-lived asset impairment	13,487	—	—
Loss on extinguishment of debt	1,777	—	—
Deferred taxes	(44,835)	(23,310)	(7,867)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,523)	10,372	64,527
Inventory	18,005	(26,503)	31,613
Income taxes	(1,896)	(11,168)	(19,094)
Prepaids and other assets	(27,106)	48,463	(40,702)
Accounts payable	1,235	14,969	(44,029)
Accrued expenses and other liabilities	(7,302)	5,428	(21,478)
Net cash provided by operating activities	60,918	131,832	178,743
INVESTING ACTIVITIES:
Purchases of property and equipment	(33,967)	(44,040)	(46,852)
Acquisition of businesses, net of cash acquired	—	(25,785)	(701,112)
Acquisition foreign exchange hedge settlement	—	(1,118)	—
Acquisition of other assets	—	(5,344)	(2,432)
Net cash used in investing activities	(33,967)	(76,287)	(750,396)
FINANCING ACTIVITIES:
Proceeds from revolver	279,000	189,000	400,000
Payments on revolver	(282,000)	(406,000)	(230,000)
Proceeds from issuance of debt, net of origination fees	534,615	200,000	393,528
Repayment of term debt	(567,433)	(19,286)	(20,000)
Purchase and retirement of common stock	—	(25,000)	(25,000)
Repurchases from stock compensation program, net	(1,294)	(2,608)	(6,195)
Deferred debt issuance/modification costs	(2,897)	(3,434)	(3,354)
Net cash (used in) provided by financing activities	(40,009)	(67,328)	508,979
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(608)	(185)	1,066
CHANGE IN CASH AND CASH EQUIVALENTS	(13,666)	(11,968)	(61,608)
CASH AND CASH EQUIVALENTS—Beginning of year	71,674	83,642	145,250
CASH AND CASH EQUIVALENTS—End of year	$58,008	$71,674	$83,642
The accompanying notes are an integral part of these consolidated statements.

FOX FACTORY HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended
SUPPLEMENTAL CASH FLOW INFORMATION:	January 2, 2026	January 3, 2025	December 29, 2023
Cash paid during the period for:
Income tax payment(1)	$15,181	$29,159	$44,655
Interest	$49,518	$57,004	$21,147
Amounts included in the measurement of lease liabilities	$20,889	$18,844	$14,009
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$16,309	$39,541	$54,949
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1,202	$747	$977

(1) Disaggregated income tax paid information is presented in the following table:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
U.S. federal	$2,784	$14,031	$6,013
U.S. state	$3,591	$5,789	$4,683
Foreign
Taiwan	$8,437	$9,469	$28,865
Canada	954	(2,464)	1,495
Germany	(543)	2,177	3,115
Others	(42)	156	484
Total Foreign	$8,806	$9,338	$33,959
Total cash paid for income taxes, net of refunds	$15,181	$29,158	$44,655
The accompanying notes are an integral part of these consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
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
Fiscal Year Calendar - The Company operates using a 52-53-week fiscal year calendar ending on the Friday nearest to December 31. Therefore, the financial results of certain fiscal years and quarters, which will contain 53 and 14 weeks, respectively, will not be exactly comparable to the prior and subsequent fiscal years and quarters, which contain 52 and 13 weeks, respectively. For the fiscal years 2025, 2024, and 2023, the Company’s fiscal year ended on January 2, 2026, January 3, 2025, and December 29, 2023 and had 52, 53, and 52 weeks, respectively.
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
Foreign currency transaction gain of $2,001, and losses of $1,811, and $1,465 for the years ended January 2, 2026, January 3, 2025, and December 29, 2023, respectively, are included as a component of other income or expense.
Cash and Cash Equivalents - Cash consists of cash maintained in checking or money market accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
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
The following table presents the activity in the allowance for credit losses:

	For the fiscal years ended
Allowance for credit losses:	January 2, 2026	January 3, 2025	December 29, 2023
Balance, beginning of year	$1,848	$1,158	$443
Add: bad debt expense	1,369	913	907
Less: write-offs, net of recoveries	(336)	(223)	(192)
Balance, end of year	$2,881	$1,848	$1,158
Concentration of Credit Risk - Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. As of January 2, 2026 the Company held $49,063 in cash at U.S. subsidiaries and $8,946 at subsidiaries outside the U.S. The account balances may significantly exceed the insurance coverage provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company has not experienced any losses in its uninsured accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing ongoing credit evaluations and monitoring of its customers’ accounts receivable balances. The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	January 2, 2026	January 3, 2025
Customer A	11%	14%
In 2025, 2024, and 2023, our sales to customer A accounted for approximately 12%, 15%, and 13% of total net sales, respectively. No other customers were individually significant in any of these periods presented.
The Company depends on a limited number of vendors to supply component parts for its products. The Company purchased 30%, 26%, and 29% of its product components for the years ended January 2, 2026, January 3, 2025, and December 29, 2023, respectively, from ten vendors. As of January 2, 2026 and January 3, 2025, amounts due to these vendors represented 21% and 21% of accounts payable, respectively.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet, and any resulting gain or loss is reflected in operations in the period realized.
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis, the Company makes a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. The income approach employs a discounted cash flow model, projecting revenue and cash flows over a multi-year period. These projections are based on management’s estimates, historical performance trends, and industry outlooks. These cash flows, along with a terminal value, are discounted to their present value using a WACC that reflects a market rate appropriate for each reporting unit. The market approach employs multiples for public companies that reasonably compare to the reporting units. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Additional impairment may be recognized in connection with the write-off of associated deferred tax liabilities that are no longer needed due to the decrease in goodwill. All impairments, if any, are charged directly to earnings. In early fiscal year 2025, the Company recognized a non-cash goodwill impairment charge of $262,129 within operating expenses, which impacted all reporting units. The impairment resulted from a triggering event related to adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. The impairment charge reflects the amount by which the carrying values of the reporting units exceeded their estimated fair values. In the second quarter, the Company conducted a qualitative assessment and concluded that no additional impairment existed as of July 4, 2025. The annual impairment assessment was performed in the third quarter, and the Company concluded that it was not more likely than not that the fair values of the reporting units were less than the carrying values. In the fourth quarter, the Company conducted another quantitative impairment assessment due to a further sustained decrease in our stock price and recorded a non-cash goodwill impairment charge of $295,178 within operating expenses. Refer to Note 7. Goodwill and Intangible Assets for the goodwill impairment charges by reporting unit.
While the Company believes that the estimates and assumptions used in the impairment test are reasonable, changes in key assumptions, including lower revenue growth, terminal growth rate, or increase in WACC could result in a future goodwill impairment. As of January 2, 2026, SSG was the only reporting unit with a remaining goodwill balance following the recorded goodwill impairment charges. Based on the most recent quantitative assessment, and for purposes of this sensitivity analysis assuming a 100% weighting to the income approach, a 1.5% increase in the WACC would result in a full future impairment of SSG’s remaining goodwill.
Certain trademarks and brands are considered to be indefinite life intangibles and are not amortized but are subject to testing for impairment annually. No impairments of indefinite-lived intangible assets were identified in the years ended January 2, 2026, January 3, 2025, and December 29, 2023.
Intangible and Long-lived Assets - Finite-lived intangible assets including customer relationships, certain trademarks, and the Company’s core technology, are subject to amortization over their respective useful lives, and are classified in intangibles, net in the accompanying consolidated balance sheet. These intangibles and other long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. If facts and circumstances indicate that the carrying value might not be recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives is compared against their respective carrying amounts. If an asset is found to be impaired, the impairment charge will be measured as the amount by which the carrying amount of the asset exceeds its fair value.
During the fourth quarter of fiscal 2025, due to lower expected cash flows, the Company performed a recoverability test and related quantitative impairment assessment for its finite‑lived intangible assets and other long‑lived assets. As a result, Intangible asset impairment charges of $2,984 and $5,020 were recognized within PVG and AAG’s operating expenses, respectively, for the year ended January 2, 2026. No impairments of intangible assets were identified in the years ended January 3, 2025 and December 29, 2023. During the year ended January 2, 2026, the Company recorded $1,082 and $4,431 long-lived asset impairment charges within PVG and AAG’s operating expenses, respectively. No impairment charges were recorded during the years ended January 3, 2025 and December 29, 2023.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Self-Insurance - The Company is self-insured for its U.S. employee health and welfare benefits. The Company’s liability for self-insurance is based on claims filed and an estimate of claims incurred but not yet reported. The Company considers a number of factors, including historical claims information, when determining the amount of the accrual. Costs related to the administration of the plan and related claims are expensed as incurred. The Company has third-party insurance coverage to limit exposure for individually significant claims. The estimates for unpaid claims incurred as of January 2, 2026 and January 3, 2025 are $1,782 and $2,031 respectively, and are recorded within accrued expenses on the consolidated balance sheets.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit recognized as a prepaid asset on Stellantis vehicle chassis, however that deposit is refunded when the chassis is sold through to the end customer. For other chassis, the Company entered into floor plan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from upfit packages from our Outside Van subsidiary generally include the vehicle chassis, of which the Company has the risks and rewards of ownership.
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
Sales and Marketing - Our sales and marketing expenses include costs related to our sales, customer service and marketing personnel, including their wages, employee benefits and related stock-based compensation, and occupancy-related expenses. Other significant sales and marketing expenses include commissions paid to outside sales representatives, promotional materials and products, our sales office costs, race support and sponsorships of events and athletes, advertising and promotions related to trade shows, and travel and entertainment.
Advertising - Advertising costs are expensed as incurred and recorded as sales and marketing expenses on our consolidated statements of operations. Costs incurred for advertising totaled $10,524, $10,695, and $6,717 for the years ended January 2, 2026, January 3, 2025, and December 29, 2023, respectively.
Research and Development - Research and development expenses consist primarily of salaries and personnel costs, including wages, employee benefits and related stock-based compensation for the Company’s engineering, research and development teams, occupancy-related expenses, fees for third party consultants, service fees, and expenses for prototype tooling and materials, travel, and supplies. The Company expenses research and development costs as incurred.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
General and Administrative - General and administrative expenses include costs related to executive, finance, information technology, human resources and administrative personnel, including wages, employee benefits and related stock-based compensation expenses. The Company records professional and contract service expenses, occupancy-related expenses associated with corporate locations and equipment, and legal expenses in general and administrative expenses.
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
The Company accounts for global intangible low-taxed income (“GILTI”) in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The net GILTI inclusion for the year ended January 2, 2026 was partially offset by foreign tax credits associated with the income.
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
Segments - The Company determined that, as of the end of the first quarter of fiscal year 2024, due to the manner in which we began to operate the business to further drive long term value to our stockholders and customers, we have three operating and reportable segments: PVG, AAG, and SSG. The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. Starting in March 2024, the Chief Executive Officer reviews additional financial information by operating and reportable segments for purposes of allocating resources and evaluating financial performance. Adjusted EBITDA is utilized by the CODM to evaluate segment profitability and inform strategic decisions regarding investments, cost management, and resource allocation.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Reclassifications - We reclassified certain prior period amounts within our consolidated balance sheets, consolidated statements of cash flows, and related notes to conform to our current year presentation.
The reclassifications primarily related to:
•Deferred Taxes: For fiscal year 2024, amounts previously presented on a net basis within deferred tax assets were recast to other liabilities to reflect deferred tax liabilities separately. The updated presentation is also reflected in Note 15. Income Taxes.
•Accrued Payroll and Others: For fiscal year 2024, amounts previously included in accounts payable were recast to accrued expenses to better reflect their nature. Corresponding changes are reflected in Note 8. Accrued Expenses, and in the consolidated statement of cash flows.
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
The impact of international geopolitical conflicts, including, among others, continuing tensions between Taiwan and China, on the global economy, energy supplies and raw materials may prove to negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on China and retaliatory tariffs by China on the U.S. may increase costs, disrupt supply chains, and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.
Recent Accounting Pronouncements - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. These amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company adopted ASU 2023-07 in the Annual Report on Form 10-K for fiscal year 2024 ending January 3, 2025. Refer to Significant Accounting Policies - Segments above and Note 20. Segment Information for further details.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 in this Annual Report on Form 10-K for the fiscal year ending January 2, 2026. The Company provided enhanced income tax disclosures, including further disaggregation of the effective tax rate reconciliation and separate disclosure of income taxes paid by jurisdiction. The disclosures include identification of income tax rate drivers and presentation of income taxes paid at the federal, state, and significant foreign jurisdiction levels. Refer to Note 15. Income Taxes for further details.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instrument - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The ASU provides a practical expedient for estimating current expected credit losses by allowing entities to assume that conditions existing as of the balance sheet date do not change for the remaining life of the assets. The guidance is effective for interim and annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of the ASU and does not expect it to have a material effect on its consolidated financial statements or related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments in ASU 2025-06 clarify and modernize the capitalization of costs related to internal-use software. The ASU removes all references to project stages throughout Subtopic 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance is effective for interim and annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The amendments introduce targeted improvements across several areas, including similar‑risk assessments for groups of forecasted transactions, hedging interest payments on choose‑your‑rate debt instruments, and cash flow hedges of nonfinancial forecasted transactions. The guidance is intended to better align hedge accounting with entities’ risk‑management activities and reduce unintuitive hedge dedesignation events. The guidance is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the ASU and does not expect it to have a material effect on its consolidated financial statements or related disclosures.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The ASU establishes authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities, leveraging principles from IAS 20 and introducing targeted improvements to U.S. GAAP. The ASU also modifies certain existing disclosure requirements in ASC 832 to enhance transparency of government assistance. The guidance is effective for annual periods beginning after December 15, 2028 for public business entities, and one year later for all other entities, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” The amendments clarify that Topic 270 applies to all entities providing interim financial statements under GAAP, consolidate required interim disclosures, introduce a disclosure principle for material post–year‑end events, and refine guidance on the form and content of interim financial statements. The amendments do not change the nature or scope of existing interim reporting requirements. The guidance is effective for interim reporting periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of these updates on its consolidated financial statements and related disclosures.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
In December 2025, the FASB issued ASU 2025‑12, “Codification Improvements.” The ASU introduces various technical corrections, clarifications, and minor improvements across a wide range of ASC Topics and are not expected to significantly affect current accounting practice or impose significant costs on most entities. General transition guidance is provided in ASC 105‑10‑65‑10, with separate transition provisions for the earnings‑per‑share amendments in ASC 260. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of these updates and does not expect them to have a material impact on its consolidated financial statements and related disclosures.
2. Revenues
The following table summarizes total net sales by segment:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Powered Vehicles Group	$488,143	$461,403	$523,862
Aftermarket Applications Group	470,013	421,453	551,143
Specialty Sports Group	509,165	511,065	389,173
Total net sales	$1,467,321	$1,393,921	$1,464,178
The following table summarizes total net sales by sales channel:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
OEM	$642,473	$612,679	$725,232
Aftermarket/Non-OEM(1)	824,848	781,242	738,946
Total net sales	$1,467,321	$1,393,921	$1,464,178
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales, and various others, including Marucci’s sales within each of these.
The following table summarizes total net sales generated by geographic location of the customer:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
North America	$1,119,215	$1,097,329	$1,127,587
Europe	198,546	165,043	187,762
Asia	124,037	109,074	125,488
Rest of the World	25,523	22,475	23,341
Total net sales	$1,467,321	$1,393,921	$1,464,178

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
3. Inventory
Inventory consisted of the following:

	January 2, 2026	January 3, 2025
Raw materials	$226,341	$245,368
Work-in-process	22,440	16,519
Finished goods	139,854	142,849
Total inventory	$388,635	$404,736

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	January 2, 2026	January 3, 2025
Prepaid chassis deposits	$67,203	$47,094
Advanced payments and prepaid contracts	26,139	26,496
Other current assets	15,082	11,853
Total prepaids and other assets	$108,424	$85,443

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
5. Property, Plant and Equipment, net
Property, plant and equipment consisted of the following:

	January 2, 2026	January 3, 2025
Machinery and manufacturing equipment	$193,865	$177,261
Building and building improvements	83,550	82,224
Internal-use computer software	40,399	38,572
Information systems, office equipment and furniture	32,412	28,725
Leasehold improvements	44,279	40,663
Transportation equipment	25,609	23,299
Land and land improvements	15,561	15,521
Total property, plant and equipment	435,675	406,265
Less: accumulated depreciation and amortization	(201,040)	(159,872)
Total property, plant and equipment, net	$234,635	$246,393
Depreciation expense was $48,123, $39,038, and $32,094 for the years ended January 2, 2026, January 3, 2025, and December 29, 2023, respectively.
The following table summarizes the allocation of depreciation expense in the accompanying consolidated statements of operations:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Cost of sales	$24,226	$19,153	$15,040
General and administrative	18,902	15,092	13,098
Research and development	3,069	3,158	2,916
Sales and marketing	1,926	1,635	1,040
Total depreciation expense	$48,123	$39,038	$32,094

The Company’s long-lived assets by geographic location are as follows:

	January 2, 2026	January 3, 2025
United States	$196,439	$203,937
International	38,196	42,456
Total long-lived assets	$234,635	$246,393

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
6. Leases
An agreement is considered a lease when it gives the Company the right to substantially all of the economic benefits from an identified asset and the ability to direct its use throughout the term of the agreement. The Company has operating lease agreements for administrative, research and development, manufacturing, and sales and marketing facilities. These leases have remaining lease terms ranging from under one year to 19 years, some of which include options to extend or terminate the leases. The Company considered these options to the extent that they were reasonably certain to be exercised in determining the lease term used to establish its right-of-use assets and lease liabilities. Certain leases are subject to annual escalations as specified in the lease agreements. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all of its leases and elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities. Our lease right-of-use assets are tested for impairment in accordance with ASC 360.
In the year ended January 2, 2026, the Company recorded $4,772 impairment charges on its operating lease right-of-use assets, which is reflected within intangible and long-lived asset impairment in the consolidated statement of operations.
As most of the Company’s leases do not provide an interest rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted-average remaining lease term for the Company’s operating leases was 8.64 years, and the weighted-average incremental borrowing rate was 4.30% as of January 2, 2026.
Operating lease costs consisted of the following:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Operating lease cost	$22,500	$21,467	$15,656
Other lease costs (1)	5,806	4,443	3,846
Total lease costs	$28,306	$25,910	$19,502

(1) Includes short-term leases and variable lease costs. The Company elected a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the right-of-use assets and lease liabilities.
Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	January 2, 2026
Operating lease right-of-use assets	Lease right-of-use assets	$99,002
Current lease liabilities	Accrued expenses	$16,221
Non-current lease liabilities	Other liabilities	$89,791

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

For fiscal year	Total future payments
2026	$20,425
2027	17,197
2028	16,803
2029	14,977
2030	12,843
Thereafter	46,617
Total lease payments	128,862
Less: imputed interest	(22,850)
Present value of lease liabilities	106,012
Less: current portion	(16,221)
Lease liabilities less current portion	$89,791
7. Goodwill and Intangible Assets
Intangible assets, excluding goodwill, are comprised of the following:

	Gross carrying amount	Accumulated amortization	Impairment	Net carrying amount	Weighted average life (years)
January 02, 2026
Trademarks and brands, subject to amortization	$234,194	$(42,230)	$(5,714)	$186,250	14
Customer and distributor relationships	293,058	(153,340)	(2,070)	137,648	12
Core technologies	61,278	(41,108)	(220)	19,950	10
Total	$588,530	$(236,678)	$(8,004)	343,848
Trademarks and brands, not subject to amortization				55,570
Total				$399,418
January 3, 2025
Trademarks and brands, subject to amortization	$233,728	$(25,172)	$—	$208,556	14
Customer and distributor relationships	292,934	(131,349)	—	161,585	12
Core technologies	62,169	(39,015)	—	23,154	10
Total	$588,831	$(195,536)	$—	393,295
Trademarks and brands, not subject to amortization				55,570
Total				$448,865
The following table summarizes the amortization of intangible assets in the accompanying consolidated statements of operations:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Amortization of intangibles	$42,030	$44,528	$26,509

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Future amortization expense for finite-lived intangibles as of January 2, 2026 is as follows:

For fiscal year:	Amortization Expense
2026	$40,269
2027	39,031
2028	36,452
2029	35,228
2030	25,292
Thereafter	167,576
Total expected future amortization	$343,848

Goodwill activity attributable to each reporting unit consisted of the following:

	PVG	AAG	SSG	Total
Balance as of December 29, 2023	$90,683	$257,972	$287,910	$636,565
Acquisitions (Refer to Note 18. Acquisitions)	3,504	1,879	—	5,383
Purchase price adjustments (Refer to Note 18. Acquisitions)	—	(1,608)	(670)	(2,278)
Currency translation and other adjustments	(124)	—	(41)	(165)
Balance as of January 3, 2025	$94,063	$258,243	$287,199	$639,505
Impairment losses	(95,328)	(258,243)	(203,695)	(557,266)
Purchase price adjustments (Refer to Note 18. Acquisitions)	1,252	—	—	1,252
Currency translation and other adjustments	13	—	71	84
Balance as of January 2, 2026	$—	$—	$83,575	$83,575

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
8. Accrued Expenses
Accrued expenses consisted of the following:

	January 2, 2026	January 3, 2025
Payroll and related expenses	$32,743	$24,402
Income tax payable	7,354	9,343
Warranty	15,173	21,593
Current portion of lease liabilities	16,221	16,683
Accrued sales rebate	7,031	7,852
Other accrued expenses	13,573	19,819
Total accrued expenses	$92,095	$99,692
Activity related to warranties is as follows:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Beginning warranty liability	$21,593	$20,001	$17,071
Charge to cost of sales	10,071	18,276	16,114
Fair value of warranty assumed in acquisition	—	514	391
Costs incurred	(16,491)	(17,198)	(13,575)
Ending warranty liability	$15,173	$21,593	$20,001
9. Related Party Transactions
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

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Amendment amending the Credit Agreement. The First Amendment provided the Company with the Incremental Term A Loan in an amount of $400,000 and the Delayed Draw Term Loan in an amount of $200,000, each of which are permitted under the Credit Agreement, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company for up to six months commencing on December 6, 2023, until the earlier of (a) May 14, 2024 and (b) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the Credit Agreement.
The Company paid $10,063 in debt issuance costs, of which $6,709 were allocated to the Incremental Term A Loan and $3,354 were allocated to the Delayed Draw Term Loan. Loan fees allocated to the Incremental Term A Loan are amortized using the interest method over the term of the Credit Agreement. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt was drawn.
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
Amended Credit Agreement
On October 24, 2025, the Company entered into the Fifth Amendment among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and L/C issuer, and a group of lenders party thereto. The Fifth Amendment amends the Credit Agreement, dated as of April 5, 2022, and the Guaranty and Security Agreement, dated as of April 5, 2022, as amended prior to the Fifth Amendment, which secures the obligations under the Credit Agreement in favor of the Agent for the benefit of the lenders and other secured parties. Terms not otherwise defined below will have the meaning as set forth in the Amended Credit Agreement.
The Fifth Amendment, among other things, amends the Credit Agreement to replace the existing loans provided under the Credit Agreement with (i) the Term Loan in the aggregate outstanding amount of $537,500, which will be repaid by the Company in quarterly installments in the amount of $6,719, (ii) the Revolving Credit Facility in an aggregate amount of up to $500,000, with sub-facilities for swing line loans in an aggregate amount of up to $25,000 and letters of credit in an aggregate amount of up to $25,000, and (iii) an incremental loan facility, subject to additional terms set forth in the Amended Credit Agreement, in an aggregate amount of up to $175,000 plus an unlimited amount so long as after giving effect to the incurrence of such incremental loans, on a pro forma basis, the Consolidated Net Leverage Ratio is less than 3.25. To the extent not previously paid, all then-outstanding amounts under the Term Loan and the Revolving Credit Facility are due and payable on October 24, 2030.
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
The Company paid $6,012 in debt issuance costs in connection with the Fifth Amendment, of which $5,782 were allocated between the Term Loan and the Revolving Credit Facility to be amortized over the term of the Amended Credit Agreement.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Additionally, the Company had $8,090 of remaining unamortized debt issuance costs related to the Credit Agreement, of which $6,313 were carried forward to the Amended Credit Agreement and $1,777 were written off as a loss on debt extinguishment. Debt issuance costs related to the Term Loan are presented as a direct deduction from the carrying amount of long-term debt on the consolidated balance sheet and are amortized using the effective interest method over the term of the Term Loan. Debt issuance costs related to the Revolving Credit Facility are presented in other non-current assets and are amortized on a straight-line basis over the term of the Revolving Credit Facility.
The Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of January 2, 2026.
At January 2, 2026, the one-month SOFR and three-month SOFR rates were 3.78% and 4.00%, respectively. At January 2, 2026, our weighted-average interest rate on outstanding borrowing was 6.05%.
The following table summarizes the revolver under the Amended Credit Agreement:

	January 2, 2026	January 3, 2025
Amount outstanding	$150,000	$153,000
Standby letters of credit	$167	$155
Available borrowing capacity	$349,833	$496,845
Total borrowing capacity	$500,000	$650,000
Maturity date	October 24, 2030	April 5, 2027
As of January 2, 2026, future principal payments for term loan debt, including the current portion, as summarized as follows:

For fiscal year	January 2, 2026
2026	$26,875
2027	26,875
2028	26,875
2029	26,875
2030	423,281
Total	$530,781
Debt issuance cost	(7,243)
Long-term debt, net of issuance cost	523,538
Less: current portion	(26,875)
Long-term debt less current portion	$496,663

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
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
As of January 2, 2026 and January 3, 2025, the Company had the following interest rate swap contracts:

			January 2, 2026	January 3, 2025
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
September 2, 2020	June 11, 2021	$200,000	$—	$16
July 2, 2021	April 5, 2022	$200,000	—	767
April 5, 2022	April 5, 2027	$100,000	1,068	2,650
September 20, 2024	December 26, 2025	$100,000	—	(87)
September 20, 2024	December 25, 2026	$200,000	(407)	903
September 20, 2024	September 21, 2029	$100,000	(86)	2,219
December 26, 2025	December 22, 2028	$100,000	(269)	N/A
Total			$306	$6,468
On June 11, 2021, the Company terminated its existing swap agreement (the “2020 Swap Agreement”) with an effective date of September 2, 2020 and entered into an interest rate swap agreement (the “2021 Swap Agreement”) with an effective date of July 2, 2021 and a notional amount of $200,000. On April 5, 2022, the Company terminated its 2021 Swap Agreement and entered into a new interest rate swap agreement with a notional amount of $100,000 with an effective date of April 5, 2022. The terminated 2020 and 2021 Swap Agreements resulted in unrealized gains of $324 and $12,270, respectively, at the termination dates that continued to be accounted for in accumulated other comprehensive income and amortized into earnings over the term of the associated debt instrument. The remaining unrealized gains from the terminated agreements were fully amortized as of April 4, 2025.
On August 26, 2024, the Company entered into new interest rate swap agreements with an aggregate notional amount of $400,000, one of which matured on December 26, 2025. On December 16, 2025, the Company entered into a new three-year interest rate swap agreement, effective December 26, 2025, with a notional amount of $100,000.
The interest rate swaps are indexed to a three-month Term SOFR as defined in the agreements. The interest rate swaps met the criteria as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), and are recorded to other assets or other liabilities on the consolidated balance sheets. Refer to Note 16. Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the consolidated statements of operations when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.
The unrealized gains and losses deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the years ended January 2, 2026, January 3, 2025, and December 29, 2023 were a loss of $1,406, and gains of $6,418, and $830, respectively. The reclassifications of gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the years ended January 2, 2026, January 3, 2025, and December 29, 2023 were $4,757, $8,640, and $6,775, respectively. The aggregate tax effects on activity in accumulated other comprehensive income associated with the derivative instruments designated as cash flow hedges during the years ended January 2, 2026, January 3, 2025, and December 29, 2023 were losses of $1,471, $466, and $1,303, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Over the next 12 months, the Company estimates that $306 will be reclassified as a decrease to interest expense related to the interest rate swap contracts.
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
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the Court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. The defendants moved to dismiss the second amended complaint on May 30, 2025, which plaintiff opposed on July 14, 2025, following which the defendants filed their reply on August 11, 2025. On February 10, 2026, the Court issued its opinion and order dismissing with prejudice the second amended complaint for failing to state a claim. Judgment was entered on February 12, 2026. If plaintiff chooses to appeal, it must file a notice of appeal on or before March 16, 2026.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The court stayed these cases pending a final, non-appealable decision on the motion to dismiss the securities fraud litigation. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend themselves.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Bailment Pool Arrangements - The Company has relationships with several OEM partners, including General Motors (“GM”), Ford Motor Company (“Ford”), and Stellantis to obtain truck chassis. For Stellantis chassis, the Company pays a cash deposit upon transfer of the chassis to the Company’s premises, and records the chassis within prepaids and other current assets on the consolidated balance sheets until the chassis are transferred to the dealer customer’s floor plan, at which time the cash deposit is returned to the Company. For GM and Ford, the Company entered into floor plan financing agreements with the OEM. The Company receives an allocation of chassis and pays interest expense on the allocated value of chassis based on the duration of time they are on the Company’s premises. Bailment, which is the non-ownership transfer of the chassis from GM and Ford to the Company, ends when the vehicle is sold to an authorized dealer, or upon authorized return of the vehicle to the manufacturer. The Company does not pay a cash deposit to obtain GM and Ford chassis, and accordingly it does not recognize an asset or a liability related to these chassis. Interest payments made to manufacturer-affiliated finance companies are classified as operating activities in the consolidated statements of cash flows.
At January 2, 2026 and January 3, 2025, the Company utilized $9,566 and $36,008 out of a maximum of $38,300 and $36,100 of Ford allocation of chassis, respectively, and $11,152 and $10,857, respectively, out of a maximum of $49,500 and $49,500 GM allocation of chassis. The Company incurred $3,641 and $1,271 of interest expense related to chassis on hand during the years ended January 2, 2026 and January 3, 2025, respectively.
The following table sets forth a rollforward of GM and Ford chassis utilization:

	For the fiscal years ended
	January 2, 2026	January 3, 2025
Beginning balance: Supplier financed chassis	$46,865	$20,398
Add: New supplier financed chassis	240,833	298,156
Less: Supplier financed chassis sold	(266,980)	(271,689)
Ending balance: Supplier financed chassis	$20,718	$46,865

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands, except per share data)
13. Stockholders’ Equity
Share Repurchase Plan
There were no repurchases of common stock during the fiscal year ended January 2, 2026. During the fiscal year January 3, 2025, the Company repurchased approximately 378 shares for $25,000, at an average price of $66.03. All repurchased shares were immediately retired. The aggregate cost of share repurchases and average price paid per share exclude 1% excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022. Common stock was reduced by the number of shares retired at $0.001 par value per share. The excess purchase price over par value was allocated between additional paid-in capital and retained earnings.
Equity Incentive Plan
The Company has outstanding awards under 2022 Omnibus Plan (the “2022 Plan”). Under the 2022 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance units and/or performance shares.
The 2022 Plan is administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the type of incentive award, as well as the terms and conditions of the awards. Options granted under the 2022 Plan have vesting periods ranging from one to 10 years and expire no later than 10 years from the date of grant. As of January 2, 2026, there were no outstanding options. RSUs generally vest over a three to four-year period with equal annual installments beginning at the end of one year and the remaining vesting annually thereafter. In addition to time-based vesting criteria, certain of our RSUs include performance-based vesting criteria. As of January 2, 2026, there were 2,094 shares available for issuance under the 2022 Plan. The Company generally issues new shares in connection with awards under its equity incentive plans.
Stock-Based Compensation
Compensation expense related to the Company’s share-based awards for the fiscal years ended January 2, 2026, January 3, 2025, and December 29, 2023 was $14,266, $9,606, and $16,465, respectively, all of which related to RSUs and performance share units (“PSUs”). No compensation expense related to stock options was incurred during the fiscal years ended January 2, 2026, January 3, 2025, and December 29, 2023.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Cost of sales	$1,122	$1,124	$1,179
General and administrative	10,186	5,981	12,610
Sales and marketing	1,509	1,303	1,501
Research and development	1,449	1,198	1,175
Total	$14,266	$9,606	$16,465

Stock-based compensation expense capitalized to inventory was not material for the years ended January 2, 2026, January 3, 2025, and December 29, 2023.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
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
The following table summarizes RSU activity:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	297	$87.05
Granted	135	$109.23
Canceled	(44)	$90.91
Vested	(141)	$83.97
Unvested at December 29, 2023	247	$100.21
Granted	333	$45.82
Canceled	(43)	$71.30
Vested	(137)	$94.76
Unvested at January 3, 2025	400	$59.88
Granted	572	$25.87
Canceled	(51)	$38.43
Vested	(175)	$65.90
Unvested at January 2, 2026	746	$33.95
The fair value of vested RSUs was $3,901, $5,837, and $15,516 for the years ended January 2, 2026, January 3, 2025, and December 29, 2023, respectively. As of January 2, 2026, the Company had approximately $15,721 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.75 years.
Performance Stock Units
During the year ended January 2, 2026, the Company issued PSUs to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, on certain measures including EBITDA margin. The PSUs vest only upon the achievement of the applicable performance goals for the performance period, and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands, except per share data)
The following table summarizes the activity for the Company’s unvested PSUs for the year ended January 2, 2026:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at December 30, 2022	48	$126.69
Granted	45	$114.04
Canceled	(10)	$120.08
Vested	(13)	$141.57
Unvested at December 29, 2023	70	$116.54
Granted	232	$46.38
Canceled	(26)	$52.30
Vested	(30)	$118.09
Unvested at January 3, 2025	246	$57.00
Granted	262	$26.14
Canceled	(6)	$40.65
Vested	(38)	$115.16
Unvested at January 2, 2026	464	$35.03
The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested performance-based awards could reach a maximum of $17,134 assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.63 years.
Stock Options
There was no stock option activity during the years ended January 2, 2026, January 3, 2025, and December 29, 2023.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands, except per share data)
14. (Net Loss) Earnings Per Share
Basic earnings per share amounts are computed by dividing net (loss) income attributable to Fox stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net (loss) income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include shares issuable upon the exercise of outstanding stock options and vesting of restricted stock units, which are reflected in diluted earnings per share by application of the treasury stock method.
When the Company incurs a net loss for a period, all potential common shares are considered anti-dilutive in accordance with ASC 260. Accordingly, diluted net loss per share is the same as basic net loss per share for such periods, and the impact of stock-based awards and other potentially dilutive securities is excluded from the computation of diluted net loss per share.
The Company excluded 271, 127, and 12 shares from the calculation of diluted earnings per share for the years ended January 2, 2026, January 3, 2025, and December 29, 2023, respectively, as these shares would have been antidilutive.
The following table presents the calculation of basic and diluted earnings per share:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Net (loss) income attributable to FOX stockholders	$(544,579)	$6,550	$120,846

Weighted average shares used to compute basic earnings per share	41,783	41,681	42,305
Dilutive effect of employee stock plans	—	36	127
Weighted average shares used to compute diluted earnings per share	41,783	41,717	42,432
(Net loss) earnings per share:
Basic	$(13.03)	$0.16	$2.86
Diluted	$(13.03)	$0.16	$2.85

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
15. Income Taxes
Provision for Income Taxes
The components of income tax expense are as follows:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Current:
Federal	$7,483	$9,464	$14,427
State	1,979	3,568	5,404
Foreign	3,823	4,646	5,850
Total current	13,285	17,678	25,681
Deferred:
Federal	(31,986)	(21,107)	(4,782)
State	(9,852)	(2,041)	(2,693)
Foreign	(3,016)	(30)	(389)
Total deferred	(44,854)	(23,178)	(7,864)
(Benefit) provision for income taxes	$(31,569)	$(5,500)	$17,817
The Company’s income (loss) before provision for income taxes was subject to taxes in the following jurisdictions for the following periods:

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
United States	$(595,930)	$(13,351)	$114,128
Foreign	19,641	14,363	24,535
Total income before provision for income taxes	$(576,289)	$1,012	$138,663

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the fiscal years ended
	January 2, 2026		January 3, 2025		December 29, 2023
US Federal Statutory Income Tax Rate	$(121,020)	21.0%	$213	21.0%	$29,120	21%
Domestic Federal:
Tax Credits
Research and Development Credit	(1,201)	0.2	(6,530)	(645.2)	(5,296)	(3.8)
Foreign Tax Credit	(2,341)	0.4	(8,322)	(822.3)	(12,753)	(9.2)
Nontaxable or Nondeductible Items
Goodwill Impairment	90,471	(15.7)	—	0.0	—	0.0
Stock-based Compensation	1,289	(0.2)	1,981	195.7	419	0.3
Meals and Entertainment Expense	188	0.0	175	17.3	235	0.2
Executive Compensation Deduction Limitation	175	0.0	205	20.2	822	0.6
Fines and Penalties Expense	—	0.0	16	1.6	3	0.0
Cross-Border tax laws
Global intangible low-taxed income	2,100	(0.4)	1,277	126.2	103	0.1
Foreign-derived intangible income	(820)	0.1	(2,670)	(263.8)	(6,064)	(4.4)
Other
Amended Return	—	0.0	1,483	146.6	(1,035)	(0.7)
Return to Provision	67	0.0	(1,546)	(152.7)	1,469	1.1
Deferred True Up	(1,449)	0.3	(2,465)	(243.5)	995	0.7
Other	296	(0.1)	71	7.0	(283)	(0.4)
Domestic state and local income taxes, net of federal effect	(6,159)	1.1	1,221	120.6	1,076	0.8
Domestic changes in valuation allowance	2,272	(0.4)	573	56.6	—	0.0
Foreign Tax Effects
Canada
Statutory income tax rate differential	(10)	0.0	178	17.6	130	0.1
Non-Deductible Stock Compensation Expense	(176)	0.0	(137)	(13.6)	(106)	(0.1)
SR&ED Credit Adjustment	(37)	0.0	(13)	(1.3)	9	0.0
Other	12	0.0	4	0.4	203	0.1
Germany
Statutory income tax rate differential	(211)	0.0	221	21.8	45	0.0
Other	263	0.0	—	0.0	—	0.0
Thailand
Changes in Valuation Allowance	34		45	4.4	(141)	(0.1)
Other	(12)	0.0	—	0.0	1	0.0
Japan
Statutory income tax rate differential	(3)	0.0	(21)	(2.1)	(1)	0.0
Other	163	0.0	—	0.0	—	0.0
Sweden
Changes in Valuation Allowance	(103)	0.0	98	9.7	—	0.0
Foreign NOLs	103	0.0	62	6.2	—	0.0
Other	(3)	0.0	2	0.2	1	0.0
Taiwan
Statutory income tax rate differential	(236)	0.0	(141)	(13.9)	(227)	(0.2)
Witholding taxes	7,798	(1.4)	7,412	732.3	7,753	5.6
Other	11	0.0	1	0.1	(4)	0.0
United Kingdom

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)

Statutory income tax rate differential	3	0.0	(41)	(4.1)	(36)	0.0
Foreign NOLs	19	0.0	(25)	0.0	(50)	0.0
Changes in Valuation Allowance	(1,527)	0.3	413	0.4	387	0.0
Foreign Branch					—
Statutory income tax rate differential	(1,425)	0.2	774	0.8	24	0.0
Other foreign jurisdictions	(322)	0.1	1	0.0	72	0.0
Worldwide changes in unrecognized tax benefits	222	0.0	(15)	0.0	946	0.0
Effective tax rate	$(31,569)	5.5%	$(5,500)	(543.5)%	$17,817	12.8%
Deferred Income Taxes

	January 2, 2026	January 3, 2025
Deferred tax assets:
Foreign tax credits, including amounts associated with accrued charges	$45,409	$47,394
Capitalized research & development	45,210	44,967
Lease liability	19,321	21,368
Inventory	8,938	9,555
Accrued liabilities	7,369	7,519
Interest Carryforward	6,917	5,868
Net operating losses	5,005	2,071
Research and development tax credits	4,261	4,946
Interest rate swap	2,473	1,544
Stock-based compensation	72	—
Other	2,308	2,441
Total deferred tax asset	147,283	147,673
Valuation allowance	(2,927)	(1,785)
Net deferred tax asset	144,356	145,888
Deferred tax liabilities:
Intangible assets	(30,467)	(63,016)
Lease right-of-use-asset	(17,806)	(21,389)
Depreciation	(5,686)	(12,554)
Other	—	(2,087)
Total deferred tax liability	(53,959)	(99,046)
Net deferred tax asset	$90,397	$46,842
As of January 2, 2026, the Company had foreign tax credits of $45,409 that begin to expire in 2028, unless previously utilized.
As of January 2, 2026, the Company assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets for each jurisdiction based on the framework of ASC 740. For the year ended January 2, 2026, the valuation allowance increased by $1,142, primarily due to the establishment of a valuation allowance on branch foreign tax credits, partially offset by the release of U.K. net operating loss carryforward. It is reasonably possible that the company could record a material adjustment to the valuation allowance in the next twelve months related to the carrying value of foreign tax credits.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
Unrecognized Tax Benefits

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Balance - beginning of period	$29	$1,274	$119
Increase related to current year tax positions	281	686	1,274
Decrease related to prior year tax positions	(259)	(1,931)	(119)
Balance - end of period	$51	$29	$1,274
As of January 2, 2026, the Company had $51 of unrecognized tax benefits related to certain state tax positions. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that significant changes in the unrecognized tax benefit may occur within the next twelve months, including settlement of the full amount with the taxing authority.
The Company’s 2021 and forward federal tax returns, state tax returns from 2019 and forward, and foreign tax returns from 2021 and forward are subject to examination by tax authorities. In 2024, the IRS commenced an examination of our 2021 income tax return, which is ongoing.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
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
The following table presents the Company’s hierarchy for its assets, liabilities and redeemable non-controlling interest measured at fair value on a recurring basis as of the following periods:

	January 2, 2026				January 3, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest Rate Swaps	$—	$1,068	$—	$1,068	$—	$5,685	$—	$5,685
Deferred Compensation Plan Investments	4,693	—	—	4,693	4,394	—	—	4,394
Total assets measured at fair value	$4,693	$1,068	$—	$5,761	$4,394	$5,685	$—	$10,079
Liabilities:
Interest Rate Swaps	$—	$762	$—	$762	$—	$—	$—	$—
Incremental Term Loans	—	530,781	—	530,781	—	560,714	—	560,714
Deferred Compensation Plan Liabilities	4,675	—	—	4,675	4,300	—	—	4,300
Revolver	—	150,000	—	150,000	—	153,000	—	153,000
Total liabilities measured at fair value	$4,675	$681,543	$—	$686,218	$4,300	$713,714	$—	$718,014
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the years ended January 2, 2026, and January 3, 2025.
As of January 2, 2026, the carrying amount of the principal under the Company’s Amended Credit Agreement - Term Loan and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
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
The Company invests in marketable securities to mitigate the risk associated with the investment return on the non-qualified deferred compensation plan provided to executives and non-employee directors. The investments are recorded as cash and cash equivalents at their quoted market price. The corresponding deferred compensation plan liabilities are recorded at fair value based on the quoted market price of the underlying investments and are included in accrued expenses on the consolidated balance sheets.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
17. Retirement Plan
The Company established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain IRS restrictions. The Company made matching contributions of $6,490, $3,687, and $3,873 for each of the years ended January 2, 2026, January 3, 2025, and December 29, 2023, respectively.
18. Acquisitions
Acquisition of Custom Wheel House
On February 17, 2023 the Company entered into a Securities Purchase Agreement with CWH Holdco, LLC (“CWH”), CWH Blocker Corp., (“Blocker”), Thompson Street Capital Partners V, L.P., and each other member of CWH to purchase all of the outstanding equity of Blocker, and thereafter Blocker acquired all of the outstanding equity interest of CWH. CWH is the parent company of Custom Wheel House, LLC. Custom Wheel House is a designer, marketer, and distributor of high-performance wheels, performance off-road tires, and accessories, including the premier flagship brand Method Race Wheels. The Company believes that this acquisition will be complementary to its upfitting businesses and will help to expand its product offerings. This acquisition was financed through the Company’s existing Amended Credit Agreement. The acquisition was closed on March 3, 2023 and accounted for as a business combination.
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
The Company incurred $1,001 of transaction costs related to the acquisition of Custom Wheel House during the year ended December 29, 2023. These costs are classified as general and administrative expenses in the accompanying consolidated statements of operations. The results of operations for Custom Wheel House have been included in the Company's consolidated statements of operations since the closing date of the acquisition on March 3, 2023. The total revenue and pre-tax loss for the year ended December 29, 2023 amounted to $65,558 and $1,630, respectively.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
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
The Company incurred $3,798 of acquisition costs in conjunction with the Marucci acquisition. These costs are classified as general and administrative expenses in the accompanying consolidated statements of operations. Additional debt issuance costs of $6,709 were incurred in association with financing the transaction. Refer to Note 10. Debt for further details.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $244,120 reflects the strategic fit of Marucci with the Company’s operations. The weighted average amortization period of the total acquired intangible assets was 16 years. The weighted average amortization periods of the customer and distributor relationship, trade name and trademark, and developed technology assets were 18, 15, and 13 years, respectively. Goodwill is expected to have an indefinite life and will be subject to impairment testing. The goodwill is not deductible for income tax purposes. Marucci previously purchased intangibles in asset acquisitions with a remaining net tax basis approximating $57,735, which the Company may deduct for income tax purposes.
The results of operations for Marucci have been included in the Company's consolidated statements of operations since the closing date of the acquisition on November 14, 2023. The total revenue and pre-tax income for the year ended January 3, 2025 amounted to $192,372 and $9,989, respectively. The total revenue and pre-tax loss for the year ended December 29, 2023 amounted to $16,791 and $3,150, respectively.
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
The purchase price of Marzocchi is allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of December 19, 2024 with the excess purchase price allocated to goodwill. During the year ended January 2, 2026, and translated into U.S. dollars using the exchange rate at the acquisition date, the Company recorded a decrease of $1,058 to accounts receivable, and increases of $744 to other assets, $411 to accrued expenses, $413 to other liabilities, and $1,138 to goodwill. The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of the acquisition:

Acquisition consideration
Cash consideration, net of cash acquired	$20,501
Total consideration at closing	$20,501

Fair market value
Accounts receivable	$5,648
Inventory	12,097
Prepaids and other current assets	1,527
Property, plant, and equipment	5,888
Trademarks and brands	1,500
Customer and distributor relationships	2,000
Goodwill	4,613
Other assets	5,601
Total assets acquired	$38,874

Accounts payable	$12,175
Accrued expenses	2,587
Deferred tax liability	840
Other liabilities	2,771
Total liabilities assumed	$18,373
Purchase price allocation	$20,501

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)

The gross contractual accounts receivable acquired in the acquisition was $5,648, all of which had been collected as of January 2, 2026.
The Company incurred $2,004 of acquisition costs in conjunction with the Marzocchi acquisition, of which $528 were incurred during the years ended January 2, 2026. These costs are classified as general and administrative expenses in the accompanying consolidated statements of operations.
The values assigned to the identifiable intangible assets were determined by discounting the estimated future cash flows associated with these assets to their present value. The goodwill of $4,613 reflects the strategic fit of Marzocchi with the Company’s operations. The weighted average amortization periods of the customer and distributor relationships and trade names and trademarks were 15 years. Goodwill is expected to have an indefinite life and will be subject to impairment testing. In the acquisition of Marzocchi, the Company stepped up the intangibles by $3,500, which is not deductible for Italian income tax purposes.
The results of operations for Marzocchi have been included in the Company's consolidated statements of operations since the closing date of the acquisition on December 19, 2024. The total revenues and pre-tax loss for the year ended January 2, 2026 amounted to $40,600 and $9,619, respectively.
19. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss):

	Interest Rate Swaps	Foreign Currency Translation	Total
Balance as of December 29, 2023	$10,522	$(1,481)	$9,041
Change in interest rate swaps fair value	6,418	—	6,418
Net gain reclassified to interest expense	(8,460)	—	(8,460)
Income tax provision on interest rate swaps	(466)	—	(466)
Foreign currency translation adjustments	—	(6,309)	(6,309)
Balance as of January 3, 2025	$8,014	$(7,790)	$224
Change in interest rate swaps fair value	(1,406)	—	(1,406)
Net gain reclassified to interest expense	(4,757)	—	(4,757)
Income tax provision on interest rate swaps	(1,471)	—	(1,471)
Foreign currency translation adjustments	—	8,242	8,242
Balance as of January 2, 2026	$380	$452	$832

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
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
Specialty Sports Group: This segment operates 8 plants and 11 distribution facilities (9 in the United States, 3 in Taiwan, and 1 facility each in Australia, Canada, Germany, Japan, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes and gravel bikes under the FOX, Race Face, Easton Cycling and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Our products for diamond sports include premium baseball and softball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and are sold through dealers and distributors and through direct-to-customer channels.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1. Business and Summary of Significant Accounting Policies.
We measure the profitability and financial performance of our operating segments based on adjusted EBITDA. Adjusted EBITDA provides a measure of our underlying segment results that is in line with our approach to risk management. We define adjusted EBITDA as net income adjusted for (a) interest expense, (b) income tax or tax benefits, (c) amortization including amortization of purchased intangibles, (d) depreciation, (e) stock-based compensation, (f) litigation and settlement related expenses, (g) organizational restructuring expenses, (h) acquisition and integration-related expenses, (i) strategic transformation costs, (j) goodwill impairment, and (k) intangible and long-lived asset impairment. Adjusted EBITDA Margin is defined as adjusted EBITDA divided by net sales.
Segment asset information is not presented because it is not evaluated by the CODM at the segment level. All transactions between reportable segments are eliminated in consolidation.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
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

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Net sales
Powered Vehicles Group	$488,143	$461,403	$523,862
Aftermarket Applications Group	470,013	421,453	551,143
Specialty Sports Group	509,165	511,065	389,173
Net sales	$1,467,321	$1,393,921	$1,464,178

Adjusted EBITDA
Powered Vehicles Group	62,283	53,819	79,159
Aftermarket Applications Group	55,769	51,745	126,784
Specialty Sports Group	107,642	117,811	117,766
	$225,694	$223,375	$323,709
Reconciliation of segment adjusted EBITDA
Unallocated corporate expenses	(57,338)	(56,362)	(62,661)
Goodwill impairment	(557,307)	—	—
Intangible and long-lived asset impairment	(13,517)	—	—
Depreciation and amortization(1)	(88,398)	(83,566)	(58,603)
Non-cash stock-based compensation	(14,266)	(9,606)	(16,465)
Litigation and settlement-related expenses	(2,042)	(4,329)	(2,724)
Other acquisition and integration-related expenses(2)	(2,375)	(8,054)	(19,214)
Organizational restructuring expenses(3)	(13,890)	(3,218)	(3,952)
Loss on fixed asset disposals related to organizational restructure	—	—	(1,027)
Strategic transformation costs	(491)	(1,689)	—
Interest and other expense, net	(52,359)	(55,539)	(20,400)
Consolidated income before income taxes	$(576,289)	$1,012	$138,663
(1) Depreciation excludes amortization for purchase accounting property, plant and equipment fair value adjustment and accelerated depreciation related to organizational restructuring initiatives.
(2) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory and property, plant and equipment valuation adjustments recorded in connection with the purchase of acquired assets.
(3) Represents expenses associated with various restructuring initiatives. See Note 21. Restructuring Charges for more information.

FOX FACTORY HOLDING CORP.
Notes to Consolidated Financial Statements - Continued
January 2, 2026
(in thousands)
The CODM relies on adjusted EBITDA for assessing performance and allocating resources across segments. On a regular basis, the CODM reviews budget-to-actual variances for adjusted EBITDA to guide capital and personnel distribution. During the annual budgeting and forecasting process, segment adjusted EBITDA is used by the CODM to measure segment performance and to allocate resources such as employees, financial assets, or capital. Additionally, adjusted EBITDA is reviewed by the CODM in evaluating the efficiency of cost management strategies within each segment, ensuring that financial and operational resources are optimized and aligned with the Company's overall strategic objectives. No expense details by segment are regularly provided to the CODM, and accordingly, no significant segment expenses have been disclosed. The CODM reviews consolidated expense information.
The following table presents the Company’s other segment items that consist of costs of sales and operating expenses excluding goodwill impairment, intangible and long-lived asset impairment, depreciation and amortization, non-cash stock-based compensation, litigation and settlement-related expenses, other acquisition and integration-related expenses, organizational restructuring-related expenses, and strategic transformation costs, which represent the computable difference between segment net sales and segment adjusted EBITDA.

	For the fiscal years ended
	January 2, 2026	January 3, 2025	December 29, 2023
Powered Vehicles Group	$425,860	$407,584	$444,703
Aftermarket Applications Group	414,244	369,708	424,359
Specialty Sports Group	401,523	393,254	271,407
21. Restructuring Charges
During the fiscal year ended January 2, 2026, the Company undertook various restructuring initiatives intended to improve operational efficiency, realign resources, and support the Company’s long-term strategic objectives, which resulted in costs for employee severance, relocation expenses, consulting and advisory fees, and losses related to lease terminations and disposal of fixed assets. The majority of the costs were related to our footprint consolidations and workforce reductions.
Obligations related to these restructuring activities, primarily severance and lease termination costs, were settled shortly after they were incurred. No material restructuring liabilities remained outstanding as of January 2, 2026.
The following table summarizes the charges recorded in connection with the restructuring activities by reportable segment:

For the fiscal year ended January 2, 2026
	PVG	AAG	SSG	Corporate	Total
Facility closure and other related costs	$—	$7,369	$3,880	$—	$11,249
Severance and employee related costs	29	199	1,892	194	2,314
Other restructuring costs	13	—	12	302	327
	$42	$7,568	$5,784	$496	$13,890

22. Subsequent Events
Subsequent to January 2, 2026, the Company initiated a process to divest its Phoenix, Arizona AAG operations, including the Upfit UTV, Geiser, and Shock Therapy businesses, as part of ongoing efforts to streamline operations. The divestiture is expected to be completed by the end of the first quarter of fiscal 2026. The Company is continuing to evaluate the financial reporting implications of this anticipated transaction.