Form 10-Q
period 2026-04-03
FOX FACTORY HOLDING CORP
filed 2026-05-08
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, there were 41,936,133 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	April 3, 2026	January 2, 2026

Assets
Current assets:
Cash and cash equivalents	$53,911	$58,008
Accounts receivable (net of allowances of $2,968 and $2,881, respectively)	209,051	190,670
Inventory	375,116	388,635
Prepaids and other current assets	126,271	108,424
Total current assets	764,349	745,737
Property, plant and equipment, net	220,299	234,635
Lease right-of-use assets	87,046	99,002
Deferred tax assets	86,668	90,397
Goodwill	83,575	83,575
Trademarks and brands, net	235,889	241,820
Customer and distributor relationships, net	131,890	137,648
Core technologies, net	19,089	19,950
Other assets	32,992	18,985
Total assets	$1,661,797	$1,671,749
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$143,370	$141,378
Accrued expenses	85,624	92,095
Current portion of long-term debt	26,875	26,875
Total current liabilities	255,869	260,348
Revolver	176,000	150,000
Term loan, less current portion	485,318	496,663
Other liabilities	86,055	94,733
Total liabilities	1,003,242	1,001,744
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Non-controlling interest	(201)	(179)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of April 3, 2026 and January 2, 2026	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,826 shares issued and 41,936 outstanding as of April 3, 2026; 42,692 shares issued and 41,802 outstanding as of January 2, 2026	42	42
Additional paid-in capital	355,185	352,239
Treasury stock, at cost; 890 common shares as of April 3, 2026 and January 2, 2026	(13,754)	(13,754)
Accumulated other comprehensive income	1,454	832
Retained earnings	315,829	330,825
Total stockholders’ equity	658,756	670,184
Total liabilities and stockholders’ equity	$1,661,797	$1,671,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the three months ended
	April 3, 2026	April 4, 2025
Net sales	$368,657	$355,030
Cost of sales	262,269	245,351
Gross profit	106,388	109,679
Operating expenses:
Goodwill impairment	—	262,129
General and administrative	38,646	37,331
Sales and marketing	33,302	32,847
Research and development	18,454	17,039
Amortization of purchased intangibles	10,035	10,920
Total operating expenses	100,437	360,266
Income (loss) from operations	5,951	(250,587)
Interest expense	11,938	12,934
Other expense (income), net	9,645	(150)
Loss before income taxes	(15,632)	(263,371)
Benefit from income taxes	(614)	(3,637)
Net loss	$(15,018)	$(259,734)
Less: net loss attributable to non-controlling interest	(22)	(40)
Net loss attributable to FOX stockholders	$(14,996)	$(259,694)
Net loss per share:
Basic	$(0.36)	$(6.23)
Diluted	$(0.36)	$(6.23)
Weighted-average shares used to compute earnings per share:
Basic	41,862	41,711
Diluted	41,862	41,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	For the three months ended
	April 3, 2026	April 4, 2025
Net loss	$(15,018)	$(259,734)
Other comprehensive income (loss)
Interest rate swap
Change in net unrealized gains	2,618	(3,948)
Reclassification of net gains on interest rate swap to net earnings	(471)	(1,907)
Tax effects	510	(1,396)
Net change, net of tax effects	2,657	(7,251)
Foreign currency translation adjustments	(2,035)	2,882
Other comprehensive income (loss)	622	(4,369)
Comprehensive loss	$(14,396)	$(264,103)
Less: comprehensive loss attributable to non-controlling interest	(22)	(40)
Comprehensive loss attributable to FOX stockholders	$(14,374)	$(264,063)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 3, 2025	42,574	$42	890	$(13,754)	$339,266	$224	$875,404	$1,201,182	$(38)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	28	—	—	—	(580)	—	—	(580)	—
Stock-based compensation expense	—	—	—	—	3,355	—	—	3,355	—
Other comprehensive loss	—	—	—	—	—	(4,369)	—	(4,369)	—
Net loss	—	—	—	—	—	—	(259,694)	(259,694)	(40)
Balance - April 4, 2025	42,602	$42	890	$(13,754)	$342,041	$(4,145)	$615,710	$939,894	$(78)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 2, 2026	42,692	$42	890	$(13,754)	$352,239	$832	$330,825	$670,184	$(179)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	134	—	—	—	(1,175)	—	—	(1,175)	—
Stock-based compensation expense	—	—	—	—	4,121	—	—	4,121	—
Other comprehensive income	—	—	—	—	—	622	—	622	—
Net loss	—	—	—	—	—	—	(14,996)	(14,996)	(22)
Balance - April 3, 2026	42,826	$42	890	$(13,754)	$355,185	$1,454	$315,829	$658,756	$(201)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	April 3, 2026	April 4, 2025
OPERATING ACTIVITIES:
Net loss	$(15,018)	$(259,734)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	262,129
Depreciation and amortization	20,868	22,621
Provision for inventory reserve	512	1,727
Stock-based compensation	4,121	3,355
Amortization of acquired inventory step-up	—	164
Amortization of loan fees	602	1,349
Amortization of deferred gains on prior swap settlements	—	(783)
Proceeds from interest rate swap settlements	469	1,127
Loss on divestiture	9,993	—
Deferred taxes	(1,811)	(4,736)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(23,099)	(11,279)
Inventory	(7,949)	(4,923)
Income taxes	(195)	(1,919)
Prepaids and other assets	(103)	25,718
Accounts payable	2,547	(16,903)
Accrued expenses and other liabilities	(6,998)	(17,233)
Net cash (used in) provided by operating activities	(16,061)	680
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,390)	(7,180)
Divestiture of businesses, net of cash divested	4,964	—
Net cash used in investing activities	(426)	(7,180)
FINANCING ACTIVITIES:
Proceeds from revolver	67,000	37,000
Payments on revolver	(41,000)	(27,000)
Repayment of term debt	(11,719)	(6,071)
Repurchases from stock compensation program, net	(1,175)	(580)
Net cash provided by financing activities	13,106	3,349
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(716)	78
CHANGE IN CASH AND CASH EQUIVALENTS	(4,097)	(3,073)
CASH AND CASH EQUIVALENTS—Beginning of period	58,008	71,674
CASH AND CASH EQUIVALENTS—End of period	$53,911	$68,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	April 3, 2026	April 4, 2025
Cash paid during the period for:
Income tax payment	$1,526	$3,052
Interest	$11,408	$12,405
Amounts included in the measurement of lease liabilities	$4,742	$5,239
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$3,252	$540
Non-cash investing and financing activities:
Note receivable from divestiture	$22,375	$—
Capital expenditures included in accounts payable	$698	$437
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Fox Factory Holding Corp. (the “Company”) designs, engineers, manufactures, and markets premium products and systems that deliver championship-level performance for customers worldwide. Our premium brand, performance-defining products and systems are used primarily on bicycles (“bikes”), side-by-side vehicles (“side-by-sides”), on-road vehicles with and without off-road capabilities, off-road vehicles and trucks, all-terrain vehicles (“ATVs”), snowmobiles, motorcycles, and specialty vehicles and applications. In addition, we currently offer premium baseball and softball gear and equipment. Certain of our products are specifically designed and marketed to some of the leading cycling and powered vehicle original equipment manufacturers (“OEMs”), while others are distributed to consumers through a global network of dealers and distributors and through direct-to-customer channels.
Throughout this Form 10-Q, unless stated otherwise or as the context otherwise requires, the “Company,” “FOX,” “Fox Factory,” “we,” “us,” “our,” and “ours” refer to Fox Factory Holding Corp. and its operating subsidiaries on a consolidated basis.
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.” or “United States”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 2, 2026 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53-week fiscal year calendar. For 2026 and 2025, the Company’s fiscal year will end or has ended on January 1, 2027 and January 2, 2026, respectively. The 12-month periods ended January 1, 2027 and January 2, 2026, will include or have included 52 weeks. The three-month periods ended April 3, 2026 and April 4, 2025 each included 13 weeks.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026, that had a material impact on our condensed consolidated financial statements and related notes.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Substantially all of the Company’s revenue is recognized at a point in time. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Tariff surcharges consisting of amounts billed to customers to recover tariff costs are recorded as revenue when the associated products are recognized as revenue. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on Stellantis vehicle chassis; however, that deposit is refunded when the chassis is sold through to our customer. For other chassis, the Company entered into floor plan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from the

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
Outside Van and Upfit UTV subsidiaries generally include the vehicle chassis, of which the Company has the risks and rewards of ownership.
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
For the quantitative impairment test, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. The income approach employs a discounted cash flow model, projecting revenue and cash flows over a multi-year period. These projections are based on management’s estimates, historical performance trends, and industry outlooks. These cash flows, along with a terminal value, are discounted to their present value using a weighted-average cost of capital (“WACC”) that reflects a market rate appropriate for each reporting unit. The market approach employs multiples for public companies that reasonably compare to the reporting units. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. All impairments, if any, are charged directly to earnings.
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
Reclassifications - We reclassified certain prior period amounts within our condensed consolidated statement of cash flows to conform to our current year presentation. The reclassifications did not have any impact on net income.
Certain Significant Risks and Uncertainties - As of April 3, 2026, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, disruptions in the operations of its or its customers’ facilities, or along its global supply chain, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
The impact of geopolitical conflicts, including, among others, continuing tensions between Taiwan and China, and the war in Iran continue to create uncertainty in global economic conditions and volatility in energy, raw materials, and supply chains, which may negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on China, Canada, Mexico, Taiwan and other countries, as well as potential changes to or expansions of such tariffs and related retaliatory trade measures, disrupt supply chains, and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.
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
Recent Accounting Pronouncements
In November 2024 and January 2025, respectively, the FASB issued ASU 2024-03 and ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which adds new disclosure requirements, including more detailed information about certain income statement expense captions and a separate disclosure for selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with retrospective application and early adoption permitted. The Company is currently evaluating the impact of the accounting standard updates on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instrument - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The ASU provides a practical expedient for estimating current expected credit losses by allowing entities to assume that conditions existing as of the balance sheet date do not change for the remaining life of the assets. The guidance is effective for interim and annual reporting periods beginning after December 15, 2025. The Company elected the practical expedient starting the first quarter of fiscal 2026 and applied the guidance prospectively. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended
	April 3, 2026	April 4, 2025
Powered Vehicles Group	$143,379	$122,098
Aftermarket Applications Group	114,784	111,914
Specialty Sports Group	110,494	121,018
Total net sales	$368,657	$355,030

The following table summarizes total net sales by sales channel:

	For the three months ended
	April 3, 2026	April 4, 2025
OEM	$169,287	$156,321
Aftermarket/Non-OEM(1)	199,370	198,709
Total net sales	$368,657	$355,030
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales, and various others, including Marucci’s sales within each of these respective channels as applicable.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended
	April 3, 2026	April 4, 2025
North America	$285,460	$272,301
Europe	45,572	48,277
Asia	31,175	27,809
Rest of the world	6,450	6,643
Total net sales	$368,657	$355,030

3. Inventory
Inventory consisted of the following:

	April 3, 2026	January 2, 2026
Raw materials	$225,118	$226,341
Work-in-process	15,129	22,440
Finished goods	134,869	139,854
Total inventory	$375,116	$388,635

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	April 3, 2026	January 2, 2026
Prepaid chassis deposits	$70,645	$67,203
Advanced payments and prepaid contracts	22,785	26,139
Other current assets	32,841	15,082
Total prepaid and other current assets	$126,271	$108,424

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	April 3, 2026	January 2, 2026
Machinery and manufacturing equipment	$187,305	$193,865
Building and building improvements	83,424	83,550
Leasehold improvements	43,096	44,279
Internal-use computer software	40,310	40,399
Information systems, office equipment and furniture	34,124	32,412
Transportation equipment	24,722	25,609
Land and land improvements	15,594	15,561
Total property, plant and equipment	428,575	435,675
Less: accumulated depreciation and amortization	(208,276)	(201,040)
Total property, plant and equipment, net	$220,299	$234,635

The Company’s long-lived assets by geographic location are as follows:

	April 3, 2026	January 2, 2026
United States	$183,828	$196,439
International	36,471	38,196
Total long-lived assets	$220,299	$234,635

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	April 3, 2026	January 2, 2026
Payroll and related expenses	$25,461	$32,743
Current portion of lease liabilities	13,145	16,221
Warranty	13,881	15,173
Income tax payable	11,587	7,354
Other accrued expenses	21,550	20,604
Total accrued expenses	$85,624	$92,095
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

	For the three months ended
	April 3, 2026	April 4, 2025
Beginning warranty liability	$15,173	$21,593
Charge to cost of sales	4,046	1,468
Costs incurred	(5,338)	(3,948)
Ending warranty liability	$13,881	$19,113
*All changes to warranty liability were within normal course of business.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
7. Debt
Credit Agreement
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders (the “Credit Agreement”). The Credit Agreement, which was set to mature on April 5, 2027, provides for revolving loans, swingline loans, and letters of credit up to an aggregate amount of $650,000.
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
Amended Credit Agreement
On October 24, 2025, the Company entered into the Fifth Amendment to the Credit Agreement and Second Amendment to Guaranty and Security Agreement (the “Fifth Amendment”) among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and letter of credit (“L/C”) issuer, and certain lenders named therein. The Fifth Amendment amends the Credit Agreement, dated as of April 5, 2022, as amended prior to the Fifth Amendment (as amended by the Fifth Amendment, the “Amended Credit Agreement”); and the Guaranty and Security Agreement, dated as of April 5, 2022, as amended prior to the Fifth Amendment, which secures the obligations under the Credit Agreement in favor of the Agent for the benefit of the lenders and other secured parties. Terms not otherwise defined below have the meaning as set forth in the Amended Credit Agreement.

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
The Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 3, 2026.
At April 3, 2026, the one-month SOFR and three-month SOFR rates were 3.65% and 3.67%, respectively. At April 3, 2026, our weighted-average interest rate on outstanding borrowing was 6.04%.
The following table summarizes the revolver under the Credit Agreement:

	April 3, 2026	January 2, 2026
Amount outstanding	$176,000	$150,000
Standby letters of credit	292	167
Available borrowing capacity	323,708	349,833
Total borrowing capacity	$500,000	$500,000

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
As of April 3, 2026, future principal payments for term loan debt, including the current portion, are summarized as follows:

For fiscal year	April 3, 2026
2026	$20,156
2027	26,875
2028	26,875
2029	26,875
2030	418,281
Total	$519,062
Debt issuance cost	(6,869)
Long-term debt, net of issuance cost	$512,193
Less: current portion	(26,875)
Long-term debt less current portion	$485,318
The Company hedges the variability of cash flows in interest payments associated with the first $500,000 of its variable rate debt through swap agreements. Refer to Note 9 - Derivatives and Hedging for further details.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
8. Commitments and Contingencies
Indemnification Agreements - In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise because of their status or service as directors, officers or employees. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s results of operations, financial position or liquidity.
Legal Proceedings - On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. On February 10, 2026, the court issued its opinion and order dismissing with prejudice the second amended complaint for failing to state a claim. Judgment was entered on February 12, 2026, and plaintiff did not file an appeal, concluding the case.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. Following the dismissal of the securities fraud litigation in February 2026, plaintiff agreed to voluntarily dismiss these cases without prejudice. On March 30, 2026, the parties filed a joint motion to voluntarily dismiss without prejudice, and on May 1, 2026, the court granted the motion.
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
At April 3, 2026 and January 2, 2026, the Company utilized $15,399 and $9,566, out of a maximum of $38,300 and $38,300 of Ford allocation of chassis, respectively, and $12,298 and $11,152, out of a maximum of $49,500 and $49,500 of GM allocation of chassis, respectively.
The Company incurred interest expense related to bailment of $482 and $677 during the three months ended April 3, 2026 and January 2, 2026, respectively.

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
As of April 3, 2026 and January 2, 2026, the Company had the following interest rate swap contracts:

			April 3, 2026	January 2, 2026
Effective Date	Termination Date	Notional Amount	Unrealized Gain (Loss) in AOCI	Unrealized Gain (Loss) in AOCI
April 5, 2022	April 5, 2027	$100,000	$1,177	$1,068
September 20, 2024	December 25, 2026	$200,000	79	(407)
September 20, 2024	September 21, 2029	$100,000	695	(86)
December 26, 2025	December 22, 2028	$100,000	502	(269)
Total			$2,453	$306
On April 5, 2022, the Company entered into a new interest rate swap agreement with a notional amount of $100,000. On August 26, 2024, the Company entered into new interest rate swap agreements with an aggregate notional amount of $400,000, one of which matured on December 26, 2025. On December 16, 2025, the Company entered into a new three-year interest rate swap agreement, effective December 26, 2025, with a notional amount of $100,000.
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
The unrealized gains and losses deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three months ended April 3, 2026 and April 4, 2025 were a net gain of $2,618 and a net loss of $3,948, respectively. The reclassifications of unrealized gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three months ended April 3, 2026 and April 4, 2025 were $471 and $1,907, respectively. The aggregate tax effects on activity in accumulated other comprehensive income associated with the derivative instruments designated as cash flow hedges during three months ended April 3, 2026 and April 4, 2025 were a gain of $510 and a loss of $1,396, respectively.
Over the next 12 months, the Company estimates that $1,938 of existing net gain in AOCI related to the interest rate swap contracts will be reclassified as a decrease to interest expense.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	April 3, 2026				January 2, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plan investments	$4,505	$—	$—	$4,505	$4,693	$—	$—	$4,693
Interest rate swaps	—	2,453	—	2,453	—	1,068	—	1,068
Total assets measured at fair value	$4,505	$24,828	$—	$29,333	$4,693	$1,068	$—	$5,761
Liabilities:
Term loan	$—	$519,062	$—	$519,062	$—	$530,781	$—	$530,781
Revolver	—	176,000	—	176,000	—	150,000	—	150,000
Deferred compensation plan liabilities	4,486	—	—	4,486	4,675	—	—	4,675
Interest rate swaps	—	—	—	—	—	762	—	762
Total liabilities measured at fair value	$4,486	$695,062	$—	$699,548	$4,675	$681,543	$—	$686,218
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three months ended April 3, 2026.
As of April 3, 2026, the carrying amount of the principal under the Company’s Amended Credit Agreement - Term Loan and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
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
The Company holds a promissory note receivable in connection with the sale of its Phoenix, Arizona AAG operations, including Shock Therapy, Upfit UTV, and Geiser businesses. The note was issued as part of the transaction consideration and is accounted for at amortized cost in accordance with ASC 310-10, with interest income recognized using the effective interest method. It was initially measured at fair value on a nonrecurring basis. The fair value of the note was determined using the income approach under ASC 820, with the stated interest rate compared to the Federal Reserve prime rate of 6.75% at the date of closing. As the stated rate approximates a market rate of return, the fair value at inception approximated face value. The note is classified as a Level 2 asset with a fair value of $22,375 at inception. The Company evaluated the note for expected credit losses under ASC 326-20 and determined that no allowance was required as of April 3, 2026. Refer to Note 15. Divestiture for additional information regarding the divestiture.

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
There were no repurchases of common stock during the three months ended April 3, 2026 and April 4, 2025. As of April 3, 2026, authorized repurchases of $250,000 remain available to the Company.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations:

	For the three months ended
	April 3, 2026	April 4, 2025
Cost of sales	$283	$298
Sales and marketing	382	389
Research and development	433	332
General and administrative	3,023	2,336
Total	$4,121	$3,355
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
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the three months ended April 3, 2026:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 2, 2026	746	$33.95
Granted	588	$18.06
Canceled	(17)	$33.29
Vested	(201)	$34.85
Unvested at April 3, 2026	1,116	$25.43
As of April 3, 2026, the Company had approximately $22,646 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.19 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
During the three months ended April 3, 2026, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs.
The following table summarizes the activity for the Company’s unvested PSUs for the three months ended April 3, 2026:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 2, 2026	464	$35.03
Granted	585	$18.05
Canceled	(4)	$38.49
Vested	—	$—
Unvested at April 3, 2026	1,045	$25.52
The fair value of PSUs is calculated based on the stock price on the grant date, assuming the performance goals will be achieved at target. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $32,797, assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.71 years.

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
The Company excluded 309 and 241 shares from the calculation of diluted earnings per share for the three months ended April 3, 2026 and April 4, 2025, respectively, as these shares would have been antidilutive. Due to the net loss reported for the three months ended April 3, 2026 and April 4, 2025, there were no dilutive shares included in the calculation of diluted net loss per share for the period.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended
	April 3, 2026	April 4, 2025
Net loss attributable to FOX stockholders	$(14,996)	$(259,694)

Weighted average shares used to compute basic earnings per share	41,862	41,711
Dilutive effect of employee stock plans	—	—
Weighted average shares used to compute diluted earnings per share	41,862	41,711
Net loss per share:
Basic	$(0.36)	$(6.23)
Diluted	$(0.36)	$(6.23)
13. Income Taxes

	For the three months ended
	April 3, 2026	April 4, 2025
Benefit from income taxes	$(614)	$(3,637)
Effective tax rates	3.9%	1.4%
For the three months ended April 3, 2026, the difference between the Company’s effective tax rate of 3.9% and the 21% federal statutory rate was primarily due to lower pre‑tax earnings for the quarter and the tax effects recognized in connection with the sale of our Phoenix, Arizona AAG operations, including Shock Therapy, Upfit UTV, and Geiser businesses.
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
Aftermarket Applications Group: This segment operates 10 plants across the United States. Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van, SCA, RTR, Fun-Haver, and Custom Wheel House brands designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, specialty vehicles and applications, and commercial trucks.
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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026.
We measure the profitability and financial performance of our operating segments based on adjusted EBITDA. Adjusted EBITDA provides a measure of our underlying segment results that is in line with our approach to risk management. We define adjusted EBITDA as net income adjusted for (a) interest expense, (b) income tax or tax benefits, (c) amortization including amortization of purchased intangibles, (d) depreciation, (e) stock-based compensation, (f) litigation and settlement related expenses, (g) organizational restructuring expenses, (h) acquisition and integration-related expenses, (i) strategic transformation costs, (j) goodwill impairment, and (k) loss on divestiture.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)

	For the three months ended
	April 3, 2026	April 4, 2025
Net sales
Powered Vehicles Group	$143,379	$122,098
Aftermarket Applications Group	114,784	111,914
Specialty Sports Group	110,494	121,018
Net sales	$368,657	$355,030

Adjusted EBITDA
Powered Vehicles Group	22,556	14,383
Aftermarket Applications Group	11,402	16,993
Specialty Sports Group	17,454	23,394
	$51,412	$54,770
Reconciliation of segment adjusted EBITDA
Unallocated corporate expenses	(15,712)	(15,168)
Goodwill impairment	—	(262,129)
Depreciation and amortization(1)	(20,616)	(21,739)
Loss on divestiture	(9,994)	—
Non-cash stock-based compensation	(4,120)	(3,355)
Litigation and settlement-related expenses	(194)	(716)
Other acquisition and integration-related expenses(2)	(185)	(617)
Organizational restructuring expenses(3)	(2,121)	(2,311)
Strategic transformation costs	(2,635)	(20)
Interest and other expense, net	(11,467)	(12,086)
Consolidated loss before income taxes	$(15,632)	$(263,371)

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
(3) Represents expenses associated with various restructuring initiatives intended to improve operational efficiency, realign resources, and support the Company’s long-term strategic objectives, including employee severance, relocation expenses, and consulting and advisory fees.

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

	For the three months ended
	April 3, 2026	April 4, 2025
Powered Vehicles Group	$120,823	$107,715
Aftermarket Applications Group	$103,382	$94,921
Specialty Sports Group	$93,040	$97,624
15. Divestiture
On February 26, 2026, the Company divested its Phoenix, Arizona AAG operations, including the Shock Therapy, Upfit UTV, and Geiser businesses, as part of ongoing efforts to streamline operations. The Company sold the businesses to S&G Holdings and Investments Company (“S&G”) and the former general manager of the businesses who was also the prior owner of Shock Therapy, whose employment with the Company ended upon execution of the transaction. The transaction was conducted on terms comparable to those that would have been obtained in a transaction with an unrelated party.
The consideration consisted of $5,000 in cash and a promissory note receivable of $22,375, bearing interest at a rate of 6.75% per annum, with a maturity date of June 30, 2028. The Company recorded a $9,993 loss associated with the sale that is presented in other expense (income), net on the condensed consolidated statement of operations. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and, therefore, is not reported as a discontinued operation.
As part of the divestiture, the Company obtained a warrant to purchase 10% of the fully diluted common equity of S&G at a nominal exercise price of $0.01 per share. The warrant is exercisable beginning on the earlier of February 26, 2029 or upon notice of a fundamental transaction involving S&G, and expires on February 26, 2036. The warrant is exercisable through cash exercise only. The initial fair value of the warrant was determined to be zero based on a Level 3 measurement under ASC 820, using unobservable inputs including management's assessment of the enterprise value of S&G, the capital structure and leverage of the entity, the historical financial performance of the underlying businesses, and the impact of the exercise lockout period on time value. The Company elected to account for the warrant under the measurement alternative in ASC 321-10-35-2, measuring it at cost minus impairment, adjusted for observable price changes. As of April 3, 2026, the carrying amount of the warrant was zero. No impairments, downward adjustments, or upward adjustments have been recognized since the warrant was obtained.
In connection with the divestiture, the Company retained an operating lease for a facility previously shared with Shock Therapy and entered into a sublease arrangement with the buyer. The sublease has a remaining term of approximately four years and provides for aggregate sublease income of approximately $630. The Company's obligations under the head lease are unchanged by the sublease arrangement.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
16. Subsequent Events
Sixth Amendment to Credit Agreement
On May 6, 2026, the Company entered into the Sixth Amendment to the Credit Agreement and Third Amendment to Guaranty and Security Agreement (the “Sixth Amendment”) among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and L/C issuer (the “Agent”), and certain lenders named therein. The Sixth Amendment amends the Amended Credit Agreement (as amended by the Sixth Amendment, the “Sixth Amended Credit Agreement”); and the Guaranty and Security Agreement, dated as of April 5, 2022, as amended prior to the Sixth Amendment, which secures the obligations under the Amended Credit Agreement in favor of the Agent for the benefit of the lenders and other secured parties.
The Sixth Amendment, among other things, amends the margins for interest under Amended Credit Agreement, pursuant to which the term loan and advances under the revolving credit facility can be either SOFR loans or base rate loans. Pursuant to the Sixth Amendment, SOFR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to the term SOFR for such calculation period plus a margin ranging from 1.00% to 2.75%, based on the levels of Consolidated Net Leverage Ratio. Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” and (iii) term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth in the Sixth Amended Credit Agreement, plus a margin ranging from 0.00% to 1.75%, based on the levels of Consolidated Net Leverage Ratio.
The Sixth Amendment also amends the definition of Consolidated Net Leverage Ratio and modifies the provisions for the mandatory prepayment of the loans with the net proceeds of asset sales. In addition, the Sixth Amendment tightens certain negative covenants on the Company, including restrictions on indebtedness, investments, and restricted payments during the period beginning on the effective date of the Sixth Amendment and ending on the date a compliance certificate is delivered by the Company for the fiscal quarter ending June 30, 2028, provided that no default or event of default has occurred and is continuing on such date of delivery (the “Covenant Relief Period”).
Under the Sixth Amendment, the Company is required to maintain (i) a Consolidated Net Leverage Ratio not to exceed (a) 5.00 as of the end of each fiscal quarter ending July 3, 2026 through January 1, 2027, (b) 4.75 as of the end of each fiscal quarter ending April 2, 2027 through July 2, 2027, (c) 4.50 as of the end of each fiscal quarter ending October 1, 2027 through December 31, 2027, (d) 4.25 as of the end of the fiscal quarter ending March 31, 2028, and (e) 4.00 as of the end of the fiscal quarters ending June 30, 2028 and thereafter, each of which will be, at the Company’s election, increased by 0.50 (but not to exceed 4.50) for the four fiscal quarters after the consummation of certain permitted acquisitions exceeding $75,000 (provided that such increase is not permitted during the Covenant Relief Period), and (ii) a Consolidated Interest Coverage Ratio of not less than (a) 2.50 as of the end of each fiscal quarter ending July 3, 2026 through June 30, 2028, and (b) 2.75 as of the end each fiscal quarter ending September 29, 2028 and thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026, and our other reports and registration statements that we file with the SEC from time to time. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section included in Part II, Item 1A.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “can,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
•changes in general economic conditions, including, among others, market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the war in Iran, or similar events, due to inflation, higher interest rates, or tariffs, or due to the spread of infectious or contagious disease or public health issues;
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
•our future financial performance, including our net sales, cost of sales, gross profit or gross margins, operating expenses, ability to generate positive cash flow, ability to maintain our profitability, and ability to remain in compliance with financial covenants;
•our ability to maintain our premium brand image and high-performance products;

•our ability to execute our cost optimization efforts and identify and capitalize on other strategic initiatives, including possible divestitures, sales, or related transactions involving one or more of our businesses or assets and any other actions we take related to our strategic review of our portfolio;
•our decision and ability to market and execute potential strategic transactions, which depend on, among other factors, third-party interest, valuation considerations and regulatory requirements;
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
•our ability to adapt our business model to mitigate the impact of certain changes in tax laws, tariffs, international trade policies, and other regulatory matters;
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
You should not rely upon forward-looking statements as predictions of future events. We based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects and the outcomes of any of the events described in any forward-looking statements are subject to risks, uncertainties, and other factors. In addition to the risks, uncertainties, and other factors discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties, and other factors expressed or implied in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026, could cause or contribute to actual results differing materially from those set forth in any forward-looking statement. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur and you should not place undue reliance on our forward-looking statements. Actual results, events, or circumstances could differ materially from those contemplated by, set forth in, or underlying any forward-looking statements. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, the occurrence of unanticipated events or otherwise, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or choose not to make.
Critical Accounting Policies and Estimates
There have been no changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026, that had a material impact on our unaudited condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements
See Note 1 - Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations
The table below summarizes our results of operations:

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025
Net sales	$368.7	$355.0
Cost of sales	262.3	245.4
Gross profit	106.4	109.7
Operating expenses:
Goodwill impairment	—	262.1
General and administrative	38.6	37.3
Sales and marketing	33.3	32.8
Research and development	18.5	17.0
Amortization of purchased intangibles	10.0	10.9
Total operating expenses	100.4	360.3
Income (loss) from operations	6.0	(250.6)
Interest expense	11.9	12.9
Other expense (income), net	9.6	(0.2)
Loss before income taxes	(15.6)	(263.4)
Benefit from income taxes	(0.6)	(3.6)
Net loss	$(15.0)	$(259.7)
Less: net loss attributable to non-controlling interest	—	—
Net loss attributable to FOX stockholders	$(15.0)	$(259.7)
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended
	April 3, 2026	April 4, 2025
Net sales	100.0%	100.0%
Cost of sales	71.1	69.1
Gross profit	28.9	30.9
Operating expenses:
Goodwill impairment	—	73.8
General and administrative	10.5	10.5
Sales and marketing	9.0	9.3
Research and development	5.0	4.8
Amortization of purchased intangibles	2.7	3.1
Total operating expenses	27.2	101.5
Income (loss) from operations	1.6	(70.6)
Interest expense	3.2	3.6
Other expense (income), net	2.6	—
Loss before income taxes	(4.2)	(74.2)
Benefit from income taxes	(0.2)	(1.0)
Net loss	(4.1)%	(73.2)%
Less: net loss attributable to non-controlling interest	—	—
Net loss attributable to FOX stockholders	(4.1)%	(73.1)%
*Percentages may not foot due to rounding.
Three months ended April 3, 2026 compared to three months ended April 4, 2025
Net sales

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Net sales	$368.7	$355.0	$13.7	3.9%
Total net sales for the three months ended April 3, 2026 increased $13.7 million, or 3.9%, compared to the three months ended April 4, 2025. The increase in net sales is driven by strengthening demand across powersports, automotive aftermarket, and upfitting product lines, as well as stable aftermarket product sales, which more than offset distributors and dealers reducing inventory levels in response to market-wide economic conditions.
Cost of sales

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Cost of sales	$262.3	$245.4	$16.9	6.9%
Cost of sales for the three months ended April 3, 2026 increased $16.9 million, or 6.9%, compared to the three months ended April 4, 2025. The increase in cost of sales is mainly due to our increased sales and impact of tariffs. Our gross margin decreased 200 basis points to 28.9% for the three months ended April 3, 2026, as compared to the same prior fiscal year period, primarily due to the net impact of tariffs and shifts in our product line mix.

Operating expenses

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Operating expenses:
Goodwill impairment	$—	$262.1	$(262.1)	(100.0)%
General and administrative	38.6	37.3	1.3	3.5
Sales and marketing	33.3	32.9	0.4	1.2
Research and development	18.5	17.1	1.4	8.2
Amortization of purchased intangibles	10.0	10.9	(0.9)	(8.3)
Total operating expenses	$100.4	$360.3	$(259.9)	(72.1)%
Total operating expenses for the three months ended April 3, 2026 were $100.4 million, compared to $360.3 million for the three months ended April 4, 2025. During the three months ended April 4, 2025, we recognized an impairment charge of $262.1 million as a result of a quantitative assessment on goodwill. Research and development expenses increased $1.4 million, mainly due to investments to support product innovation. General and administrative expenses increased $1.3 million driven by our strategic transformation initiatives.
Income (loss) from operations

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Income (loss) from operations	$6.0	$(250.6)	$256.6	102.4%
As a result of the factors discussed above, income from operations for the three months ended April 3, 2026 increased $256.6 million, or 102.4%, compared to loss from operations for the three months ended April 4, 2025.
Interest and other expense, net

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Interest expense	$11.9	$12.9	$(1.0)	(7.8)%
Other expense (income), net	9.6	(0.2)	9.8	4,900.0
Interest and other expense, net	$21.5	$12.7	$8.8	69.3%
Interest and other expense, net for the three months ended April 3, 2026 increased by $8.8 million to $21.5 million, compared to $12.7 million for the three months ended April 4, 2025 mainly due to a loss on divestiture of $10.0 million.
Income taxes

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Benefit from income taxes	$(0.6)	$(3.6)	$3.0	83.3%
The effective tax rates were 3.9% and 1.4% for the three months ended April 3, 2026 and April 4, 2025, respectively.
For the three months ended April 3, 2026, the difference between the Company’s effective tax rate of 3.9% and the 21% federal statutory rate was primarily due to lower pre‑tax earnings for the quarter and the tax effects recognized in connection with the sale of our Phoenix, Arizona AAG operations, including Shock Therapy, Upfit UTV, and Geiser businesses.
For the three months ended April 4, 2025, the difference between our effective tax rate of 1.4% and the 21% federal statutory rate was due to the impairment impact of the non-deductible goodwill recognized during the same period.

Net loss

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Net loss	$(15.0)	$(259.7)	$244.7	94.2%
As a result of the factors described above, our net loss decreased $244.7 million, or 94.2%, to $15.0 million in the three months ended April 3, 2026 from $259.7 million for the three months ended April 4, 2025.
Segment Review
We manage our activities based on three operating segments: PVG, AAG, and SSG.
For additional financial information related to our operating segments including the reconciliation of consolidated net (loss) income to adjusted EBITDA, see Note 14 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$143.4	$122.1	$21.3	17.4%
Aftermarket Applications Group	114.8	111.9	2.9	2.6
Specialty Sports Group	110.5	121.0	(10.5)	(8.7)
Net sales	$368.7	$355.0	$13.7	3.9%

Adjusted EBITDA
Powered Vehicles Group	$22.6	$14.4	$8.2	56.9%
Aftermarket Applications Group	11.4	17.0	(5.6)	(32.9)
Specialty Sports Group	17.5	23.4	(5.9)	(25.2)
Powered Vehicles Group
Powered Vehicles Group net sales increased by $21.3 million, or 17.4%, mainly due to strengthening demand in powersports and continued momentum in the automotive aftermarket.
Powered Vehicles Group adjusted EBITDA increased by $8.2 million, or 56.9%, primarily due to higher gross profit driven by shifts in product line mix, partially offset by unfavorable tariff impacts.
Aftermarket Applications Group
Aftermarket Applications Group net sales increased by $2.9 million, or 2.6%, driven by improved performance in our upfitting product lines and stable aftermarket product sales.
Aftermarket Applications Group adjusted EBITDA decreased by $5.6 million, or 32.9%, mainly due to lower gross profit driven by shifts in product line mix and unfavorable tariff impacts.
Specialty Sports Group
Specialty Sports Group net sales decreased by $10.5 million, or 8.7%, primarily due to distributors and dealers reducing inventory levels in response to market-wide economic conditions.
Specialty Sports Group adjusted EBITDA decreased by $5.9 million, or 25.2%, primarily due to a decrease in gross profit driven by unfavorable tariff impacts.

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
As of April 3, 2026, we held $9.8 million of our $53.9 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing, and financing activities is shown in the following table:

	For the three months ended
(in millions)	April 3, 2026	April 4, 2025
Net cash (used in) provided by operating activities	$(16.1)	$0.7
Net cash used in investing activities	(0.4)	(7.2)
Net cash provided by financing activities	13.1	3.3
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.1
Change in cash and cash equivalents	$(4.1)	$(3.1)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flows from operations and availability under our Credit Agreement will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the three months ended April 3, 2026, net cash used in operating activities was $16.1 million. Our investment in operating assets and liabilities is mainly a result of an increase in accounts receivable of $23.1 million, an increase in inventory of $7.9 million, and a decrease in accrued expenses and other liabilities of $7.0 million, partially offset by a an increase in accounts payable of $2.5 million, excluding the impact of divestiture. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. Inventory increased primarily due to planned inventory builds to support anticipated demand. The decrease in accrued expenses and other liabilities is driven by lower payroll accruals mainly due to timing of payroll and a decrease in headcount. The change in accounts payable reflects the timing of vendor payments.
In the three months ended April 4, 2025, net cash provided by operating activities was $0.7 million. Our investment in operating assets and liabilities is a result of a decrease in accrued expenses and other liabilities of $17.2 million, a decrease in accounts payable of $16.9 million, an increase in accounts receivable of $11.3 million, an increase in inventory of $4.9 million, and a decrease in income taxes payable of $1.9 million partially offset by a decrease in prepaids and other assets of $25.7 million. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The decrease in accrued expenses and other liabilities is mainly due to a decrease in warranty reserve, a decrease in lease liabilities due to lease terminations, and payments for various accruals. The decrease in income taxes payable is mainly due to our income tax payments. The decrease in prepaids and other assets is primarily due to lower chassis deposits driven by working capital optimization efforts.
Investing activities
In the three months ended April 3, 2026 and April 4, 2025, net cash used in investing activities was $0.4 million and $7.2 million, respectively. Investing activities for the three months ended April 3, 2026 consisted of $5.4 million of property and equipment additions, partially offset by $5.0 million proceed from a divestiture. Investing activities for the three months ended April 4, 2025 consisted of $7.2 million of property and equipment additions.

Financing activities
In the three months ended April 3, 2026, net cash provided by financing activities was $13.1 million, and consisted of the proceeds from our Credit Agreement revolver of $67.0 million that were used to support our working capital, offset by payments of $41.0 million to reduce the revolver borrowings, $11.7 million repayments on our term loans, and payments of $1.2 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
In the three months ended April 4, 2025, net cash provided by financing activities was $3.3 million, and consisted of the proceeds from our Credit Agreement revolver of $37.0 million that were used to support our working capital, offset by payments of $27.0 million to reduce the revolver borrowings, $6.1 million quarterly repayment on our Term A Loan, and payments of $0.6 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
Credit Agreement
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders. The Credit Agreement, which matures on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
The Company may borrow, prepay, and re-borrow principal under the Credit Agreement during its term. Advances under the Credit Agreement can be either Adjusted Term SOFR loans or base rate loans. SOFR rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to Term SOFR for such calculation plus 0.10% plus a margin ranging from 1.00% to 2.25%. Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the lender as its “prime rate”, and (iii) Adjusted Term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth therein, plus a margin ranging from 0.00% to 1.00%. At April 3, 2026, the one-month SOFR and three-month SOFR rates were 3.65% and 3.67%, respectively. At April 3, 2026, our weighted-average interest rate on outstanding borrowing was 6.04%.
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
Amended Credit Agreement
On October 24, 2025, the Company entered into the Fifth Amendment among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender and L/C issuer, and certain lenders named therein. The Fifth Amendment amends the Credit Agreement, dated as of April 5, 2022, and the Guaranty and Security Agreement, dated as of April 5, 2022, as amended prior to the Fifth Amendment, which secures the obligations under the Credit Agreement in favor of the Agent for the benefit of the lenders and other secured parties. Terms not otherwise defined below will have the meaning as set forth in the Amended Credit Agreement.

The Fifth Amendment, among other things, amends the Credit Agreement to replace the existing loans provided under the Credit Agreement with (i) the Term Loan in the aggregate outstanding amount of $537.5 million, which will be repaid by the Company in quarterly installments in the amount of $6.7 million, (ii) the Revolving Credit Facility in an aggregate amount of up to $500.0 million, with sub-facilities for swing line loans in an aggregate amount of up to $25.0 million and letters of credit in an aggregate amount of up to $25.0 million, and (iii) an incremental loan facility, subject to additional terms set forth in the Amended Credit Agreement, in an aggregate amount of up to $175.0 million plus an unlimited amount so long as after giving effect to the incurrence of such incremental loans, on a pro forma basis, the Consolidated Net Leverage Ratio is less than 3.25. To the extent not previously paid, all then-outstanding amounts under the Term Loan and the Revolving Credit Facility are due and payable on October 24, 2030.
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
The Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of April 3, 2026.
At April 3, 2026, the one-month SOFR and three-month SOFR rates were 3.65% and 3.67%, respectively. At April 3, 2026, our weighted-average interest rate on outstanding borrowing was 6.04%.

Recent Developments
Global Trade Actions and Tariffs - New and expanded tariffs announced under the Trump administration and triggered retaliatory actions by certain affected countries, and other foreign governments have introduced additional costs and uncertainty into our supply chain, which may impact our cost structure and working capital needs. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the Trump administration were unlawful, and U.S. Customs and Border Protection has subsequently implemented a process through which eligible importers may apply for refunds of tariffs previously paid. While we are evaluating our eligibility and the potential recoverability and timing of any such refunds, the process is subject to administrative requirements and uncertainty, and any refunds are not assured. We continue to assess the potential effects of these developments on our supply chain and sourcing strategies as well as our future operating results, cash flows, and working capital. Although we may experience volatility in cash flows as trade policies and refund mechanisms evolve, we believe our existing liquidity and access to the Amended Credit Agreement provide sufficient flexibility to manage these developments.
Material Cash Requirements
There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the disclosures discussed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2026. Based on the evaluation of our disclosure controls and procedures as of April 3, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 20, 2024, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of Georgia in Atlanta. On August 16, 2024, the plaintiff filed an amended complaint that purported to seek damages on behalf of a putative class of persons who purchased the Company’s common stock between May 6, 2021 and November 2, 2023. The amended complaint asserted claims under Sections 10(b) and 20 of the Securities Exchange Act and alleged that the Company and certain current and former officers made material misstatements and omissions to investors regarding demand for the Company’s products and its inventory levels. The amended complaint generally sought money damages, interest, attorneys’ fees, and other costs. On October 15, 2024, the defendants filed a motion to dismiss the amended complaint, which plaintiff opposed. On March 13, 2025, the court dismissed the amended complaint but granted plaintiff leave to file a second amended complaint. On April 14, 2025, plaintiff filed a second amended complaint asserting essentially the same claims and relief. The defendants moved to dismiss the second amended complaint on May 30, 2025, which plaintiff opposed on July 14, 2025, following which the defendants filed their reply on August 11, 2025. On February 10, 2026, the court issued its opinion and order dismissing with prejudice the second amended complaint for failing to state a claim. Judgment was entered on February 12, 2026, and plaintiff did not file an appeal, concluding the case.
On October 9, 2024, and October 29, 2024, two stockholder derivative complaints were filed in the United States District Court for the Northern District of Georgia against certain of the Company’s officers and its directors, with the Company named as a nominal defendant. The cases are assigned to the same judge presiding over the securities fraud class action. The complaints are premised on substantially the same factual allegations as the securities fraud class action, but in these complaints, the plaintiff claims that the Company’s officers and directors breached their fiduciary duties or otherwise engaged in wrongdoing by allowing the underlying securities fraud to occur. The court stayed these cases pending the decision on the motions to dismiss the securities fraud litigation. Following the dismissal of the securities fraud litigation in February 2026, plaintiff agreed to voluntarily dismiss these cases without prejudice. On March 30, 2026, the parties filed a joint motion to voluntarily dismiss without prejudice, and on May 1, 2026, the court granted the motion.
ITEM 1A. RISK FACTORS
Our efforts to increase profitability and optimize costs—including, among other possible initiatives, current or future strategic transactions involving one or more of our businesses—may not be successful or could be significantly delayed, which may materially impact our operating results, financial condition, liquidity, and margins.
Due to challenges in the OEM market and broader market conditions impacting discretionary consumer spending, we implemented (and are continuing to implement) certain immediate and longer-term actions to strengthen our business, including aggressive cost management and strategic operational improvements. In February 2026, we established the Transformation Committee, an advisory committee of the Board of Directors, to assist with efforts with respect to profitability, cost-cutting and margin improvement. We also developed a plan to adjust our business structure to operate efficiently in a number of demand environments intended to protect margins and drive free cash flow to reduce leverage and strengthen our balance sheet. However, our strategy to increase profitability and optimize costs relies on a number of factors, some of which are outside of our control, and may distract management, slow improvements to our products and services, and hinder production capability in certain situations. If the Company enters into any strategic transactions involving one or more of our businesses in connection with these efforts, we may not achieve the expected benefits. We cannot provide any assurance that our strategic initiatives will be successful, and we may not achieve measures to increase profitability or optimize costs on our anticipated timeline, or at all. Failure to achieve our cost optimization targets or increase our profitability could have a material adverse effect on our results of operations, liquidity and financial condition.
Our optimization initiatives and strategic review of our portfolio of businesses could disrupt the Company’s ongoing business, present risks not currently contemplated, and materially adversely affect our business, reputation, results of operations and financial condition.
As part of our efforts to streamline our business and sharpen our focus on core operations, we are reviewing aspects of our business and considering potential transactions involving one or more of our businesses. We have taken and may continue to take certain strategic actions in connection with this process that may result in divestitures, sales, dispositions or related transactions involving one or more of our businesses or assets. These initiatives are subject to uncertainty, and no such actions may ultimately be pursued.

Our ability to identify and capitalize on opportunities or strategic transactions that would produce favorable results depend on a range of factors, which include, among others, market conditions, our ability to successfully market and execute potential transactions, third-party interest, valuation considerations and regulatory requirements. In addition, our optimization initiatives may be complex, require management attention, and result in costs or disruptions to our business even if no transactions are completed. If we are unsuccessful in implementing, or choose not to take, actions or other initiatives related to our ongoing strategic review, our business, reputation, results of operations and financial condition could be materially and adversely impacted.
Except as noted in this Item 1A, there have been no material changes to the risk factors described in our Form 10-K for the 2025 fiscal year ended January 2, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains the details related to the repurchase of common stock based on the date of trade during the quarter ended April 3, 2026:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
1/3-2/6	—	$—	—	$250,000,000
2/7-3/6	66,067	$17.65	—	$250,000,000
3/7-4/3	—	$—	—	$250,000,000
Total	66,067	$17.65	—	$250,000,000

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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended April 3, 2026, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
10.1†	Form of Amendment to Executive Employment Agreement entered between the Company and each of Michael C. Dennison, Dennis C. Schemm, Toby D. Merchant, and Brendan R. Enick				X
10.2†	Employment Agreement, dated December 2, 2024, by and between Fox Factory Holding Corp. and Brendan R. Enick				X
10.3	Cooperation Agreement, dated February 8, 2026	8-K	001-36040	February 9, 2026
10.4	Sixth Amendment to Credit Agreement and Third Amendment to Guaranty and Security Agreement, dated May 6, 2026, among Fox Factory Holding Corp. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other financial institutions party thereto.	8-K	001-36040	May 7, 2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

May 7, 2026	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
May 7, 2026	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)