Form 10-Q
period 2026-07-03
FOX FACTORY HOLDING CORP
filed 2026-08-07
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, there were 42,031,001 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	July 3, 2026	January 2, 2026

Assets
Current assets:
Cash and cash equivalents	$61,276	$58,008
Accounts receivable (net of allowances of $3,265 and $2,881, respectively)	198,817	190,670
Inventory	382,897	388,635
Prepaids and other current assets	121,157	108,424
Total current assets	764,147	745,737
Property, plant and equipment, net	211,138	234,635
Lease right-of-use assets	82,722	99,002
Deferred tax assets	85,500	90,397
Goodwill	83,575	83,575
Trademarks and brands, net	231,931	241,820
Customer and distributor relationships, net	126,529	137,648
Core technologies, net	18,415	19,950
Other assets	32,499	18,985
Total assets	$1,636,456	$1,671,749
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$134,886	$141,378
Accrued expenses	84,350	92,095
Current portion of long-term debt	26,875	26,875
Total current liabilities	246,111	260,348
Revolver	163,000	150,000
Term loan, less current portion	477,827	496,663
Other liabilities	82,691	94,733
Total liabilities	969,629	1,001,744
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Non-controlling interest	(220)	(179)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of July 3, 2026 and January 2, 2026	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,921 shares issued and 42,031 outstanding as of July 3, 2026; 42,692 shares issued and 41,802 outstanding as of January 2, 2026	42	42
Additional paid-in capital	358,084	352,239
Treasury stock, at cost; 890 common shares as of July 3, 2026 and January 2, 2026	(13,754)	(13,754)
Accumulated other comprehensive income	2,793	832
Retained earnings	319,882	330,825
Total stockholders’ equity	667,047	670,184
Total liabilities and stockholders’ equity	$1,636,456	$1,671,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net sales	$358,122	$374,864	$726,779	$729,894
Cost of sales	248,429	257,873	510,698	503,224
Gross profit	109,693	116,991	216,081	226,670
Operating expenses:
Goodwill impairment	—	—	—	262,129
General and administrative	34,197	39,044	72,843	76,375
Sales and marketing	29,408	31,216	62,710	64,063
Research and development	18,598	17,847	37,052	34,886
Amortization of purchased intangibles	9,983	10,356	20,018	21,276
Total operating expenses	92,186	98,463	192,623	458,729
Income (loss) from operations	17,507	18,528	23,458	(232,059)
Interest expense	11,875	14,388	23,813	27,322
Other (income) expense, net	(676)	(1,365)	8,969	(1,515)
Income (loss) before income taxes	6,308	5,505	(9,324)	(257,866)
Provision (benefit) for income taxes	2,274	2,800	1,660	(837)
Net income (loss)	$4,034	$2,705	$(10,984)	$(257,029)
Less: net loss attributable to non-controlling interest	(19)	(39)	(41)	(79)
Net income (loss) attributable to FOX stockholders	$4,053	$2,744	$(10,943)	$(256,950)
Earnings (net loss) per share:
Basic	$0.10	$0.07	$(0.26)	$(6.15)
Diluted	$0.10	$0.07	$(0.26)	$(6.15)
Weighted-average shares used to compute earnings per share:
Basic	42,005	41,788	41,933	41,749
Diluted	42,275	41,866	41,933	41,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income (loss)	$4,034	$2,705	$(10,984)	$(257,029)
Other comprehensive income (loss)
Interest rate swap
Change in net unrealized gains	2,048	2,130	4,666	(1,818)
Reclassification of net gains on interest rate swap to net earnings	(499)	(1,097)	(970)	(3,004)
Tax effects	369	249	879	(1,147)
Net change, net of tax effects	1,918	1,282	4,575	(5,969)
Foreign currency translation adjustments	(579)	10,908	(2,614)	13,790
Other comprehensive income	1,339	12,190	1,961	7,821
Comprehensive income (loss)	$5,373	$14,895	$(9,023)	$(249,208)
Less: comprehensive loss attributable to non-controlling interest	(19)	(39)	(41)	(79)
Comprehensive income (loss) attributable to FOX stockholders	$5,392	$14,934	$(8,982)	$(249,129)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 3, 2025	42,574	$42	890	$(13,754)	$339,266	$224	$875,404	$1,201,182	$(38)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	28	—	—	—	(580)	—	—	(580)	—
Stock-based compensation expense	—	—	—	—	3,355	—	—	3,355	—
Other comprehensive loss	—	—	—	—	—	(4,369)	—	(4,369)	—
Net loss	—	—	—	—	—	—	(259,694)	(259,694)	(40)
Balance - April 4, 2025	42,602	$42	890	$(13,754)	$342,041	$(4,145)	$615,710	$939,894	$(78)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	89	—	—	—	(671)	—	—	(671)
Stock-based compensation expense	—	—	—	—	4,562	—	—	4,562	—
Other comprehensive income	—	—	—	—	—	12,190	—	12,190	—
Net income (loss)	—	—	—	—	—	—	2,744	2,744	(39)
Balance - July 4, 2025	42,691	$42	890	$(13,754)	$345,932	$8,045	$618,454	$958,719	$(117)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 2, 2026	42,692	$42	890	$(13,754)	$352,239	$832	$330,825	$670,184	$(179)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	134	—	—	—	(1,175)	—	—	(1,175)	—
Stock-based compensation expense	—	—	—	—	4,121	—	—	4,121	—
Other comprehensive income	—	—	—	—	—	622	—	622	—
Net loss	—	—	—	—	—	—	(14,996)	(14,996)	(22)
Balance - April 3, 2026	42,826	$42	890	$(13,754)	$355,185	$1,454	$315,829	$658,756	$(201)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	95	—	—	—	(473)	—	—	(473)	—
Stock-based compensation expense	—	—	—	—	3,372	—	—	3,372	—
Other comprehensive income	—	—	—	—	—	1,339	—	1,339	—
Net income (loss)	—	—	—	—	—	—	4,053	4,053	(19)
Balance - July 3, 2026	42,921	$42	890	$(13,754)	$358,084	$2,793	$319,882	$667,047	$(220)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	July 3, 2026	July 4, 2025
OPERATING ACTIVITIES:
Net loss	$(10,984)	$(257,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	—	262,129
Depreciation and amortization	41,207	45,462
Provision for inventory reserve	2,138	3,313
Stock-based compensation	7,492	7,925
Amortization of acquired inventory step-up	—	342
Amortization of loan fees	1,289	2,704
Amortization of deferred gains on prior swap settlements	—	(783)
Loss on divestiture	10,612	—
Deferred taxes	(281)	(5,082)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(12,990)	(15,396)
Inventory	(17,400)	(2,131)
Income taxes	(1,648)	(3,996)
Prepaids and other assets	3,917	19,796
Accounts payable	(5,928)	(11,147)
Accrued expenses and other liabilities	(4,274)	(8,631)
Net cash provided by operating activities	13,150	37,476
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,472)	(19,644)
Proceeds from sale of property and equipment	2,762	232
Proceeds from divestitures, net of cash divested, including collections of promissory note principal	7,369	—
Net cash provided by (used in) investing activities	659	(19,412)
FINANCING ACTIVITIES:
Proceeds from revolver	107,000	57,000
Payments on revolver	(94,000)	(53,000)
Repayment of term debt	(18,438)	(12,142)
Repurchases from stock compensation program, net	(1,648)	(1,259)
Deferred debt issuance/modification costs	(2,432)	—
Net cash used in financing activities	(9,518)	(9,401)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,023)	1,114
CHANGE IN CASH AND CASH EQUIVALENTS	3,268	9,777
CASH AND CASH EQUIVALENTS—Beginning of period	58,008	71,674
CASH AND CASH EQUIVALENTS—End of period	$61,276	$81,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	July 3, 2026	July 4, 2025
Cash paid during the period for:
Income tax payment	$3,668	$8,257
Interest	$22,670	$25,380
Amounts included in the measurement of lease liabilities	$9,181	$10,453
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$3,511	$2,524
Non-cash investing and financing activities:
Note receivable from divestiture	$22,575	$—
Capital expenditures included in accounts payable	$703	$1,028
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.” or “United States”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 2, 2026 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53-week fiscal year calendar. For 2026 and 2025, the Company’s fiscal year will end or has ended on January 1, 2027 and January 2, 2026, respectively. The 12-month periods ended January 1, 2027 and January 2, 2026, will include or have included 52 weeks. The three and six-month periods ended July 3, 2026 and July 4, 2025 each included 13 weeks and 26 weeks, respectively.
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
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Substantially all of the Company’s revenue is recognized at a point in time. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Tariff surcharges consisting of amounts billed to customers to recover tariff costs are recorded as revenue when the associated products are recognized as revenue. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on vehicle chassis manufactured by Stellantis N.V. (“Stellantis”); however, that deposit is refunded when the chassis is sold through to our customer. For other chassis, the Company entered into floor plan financing agreements, in which the

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
Company pays interest expense based on the duration of time the chassis stay on the Company's premises. Revenues generated from custom upfit packages from the Outside Van and Upfit UTV subsidiaries generally include the vehicle chassis, of which the Company takes on the risks and rewards of ownership.
As a practical expedient, we elected to not capitalize the incremental costs to obtain contracts with customers since the amortization period would have been one year or less.
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
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such asset are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows.

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
Certain Significant Risks and Uncertainties - As of July 3, 2026, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, disruptions in the operations of its or its customers’ facilities, or along its global supply chain, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
The impact of geopolitical conflicts, including, among others, continuing tensions between Taiwan and China, and the war in Iran continue to create uncertainty in global economic conditions and volatility in energy, raw materials, and supply chains, which may negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on more than 60 countries, including China, Canada, Mexico, and Taiwan, as well as potential changes to or expansions of such tariffs and related retaliatory trade measures, disrupt supply chains and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
Recent Accounting Pronouncements
In November 2024 and January 2025, respectively, the FASB issued Accounting Standard Update (“ASU”) 2024-03 and ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which adds new disclosure requirements, including more detailed information about certain income statement expense captions and a separate disclosure for selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with retrospective application and early adoption permitted. The Company is currently evaluating the impact of the accounting standard updates on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025‑12, “Codification Improvements.” The ASU introduces various technical corrections, clarifications, and minor improvements across a wide range of ASC Topics, which are not expected to significantly affect current accounting practice or impose significant costs on most entities. General transition guidance is provided in ASC 105‑10‑65‑10, with separate transition provisions for the earnings‑per‑share amendments in ASC 260. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of these updates and does not expect them to have a material impact on its consolidated financial statements and related disclosures.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Powered Vehicles Group	$124,227	$123,514	$267,606	$245,612
Aftermarket Applications Group	109,553	114,144	224,337	226,058
Specialty Sports Group	124,342	137,206	234,836	258,224
Total net sales	$358,122	$374,864	$726,779	$729,894
The following table summarizes total net sales by sales channel:

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
OEM	$165,095	$173,757	$334,382	$330,078
Aftermarket/Non-OEM(1)	193,027	201,107	392,397	399,816
Total net sales	$358,122	$374,864	$726,779	$729,894
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales, and various others, including sales from our Marucci Sports, LLC subsidiary within each of these respective channels as applicable.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
North America	$262,805	$271,676	$548,265	$543,977
Europe	52,761	58,147	98,333	106,424
Asia	36,486	38,741	67,661	66,550
Rest of the world	6,070	6,300	12,520	12,943
Total net sales	$358,122	$374,864	$726,779	$729,894

3. Inventory
Inventory consisted of the following:

	July 3, 2026	January 2, 2026
Raw materials	$238,765	$226,341
Work-in-process	13,806	22,440
Finished goods	130,326	139,854
Total inventory	$382,897	$388,635

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	July 3, 2026	January 2, 2026
Prepaid chassis deposits	$70,198	$67,203
Advanced payments and prepaid contracts	19,909	26,139
Other current assets	31,050	15,082
Total prepaid and other current assets	$121,157	$108,424

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	July 3, 2026	January 2, 2026
Machinery and manufacturing equipment	$189,727	$193,865
Building and building improvements	83,353	83,550
Leasehold improvements	43,310	44,279
Internal-use computer software	40,527	40,399
Information systems, office equipment and furniture	34,139	32,412
Transportation equipment	20,633	25,609
Land and land improvements	15,675	15,561
Total property, plant and equipment	427,364	435,675
Less: accumulated depreciation and amortization	(216,226)	(201,040)
Total property, plant and equipment, net	$211,138	$234,635

The Company’s long-lived assets by geographic location are as follows:

	July 3, 2026	January 2, 2026
United States	$176,225	$196,439
International	34,913	38,196
Total long-lived assets	$211,138	$234,635

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	July 3, 2026	January 2, 2026
Payroll and related expenses	$29,569	$32,743
Warranty	14,201	15,173
Current portion of lease liabilities	12,459	16,221
Accrued sales rebate	9,185	7,031
Income tax payable	8,600	7,354
Other accrued expenses	10,336	13,573
Total accrued expenses	$84,350	$92,095
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

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Beginning warranty liability	$13,881	$19,113	$15,173	$21,593
Charge to cost of sales	4,581	2,679	8,627	4,147
Costs incurred	(4,261)	(3,249)	(9,599)	(7,197)
Ending warranty liability	$14,201	$18,543	$14,201	$18,543
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
The Company paid $10,063 in debt issuance and amendment costs, of which $6,709 were allocated to the Term A Loan and $3,354 were allocated to the Delayed Draw Term Loan. The costs allocated to the Term A Loan are amortized using the interest method over the term of the Credit Facility. Loan fees allocated to the Delayed Draw Term Loan were deferred as an asset until the debt was drawn. On May 13, 2024, the Company borrowed the full amount of $200,000 of the Delayed Draw Term Loan. The fees were reclassified to a contra-liability account and amortized over the term of the drawn debt using the interest method.
On July 31, 2024 and December 20, 2024, the Company entered into the Third and Fourth Amendments to the Credit Agreement, respectively, to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment. The Company paid $3,490 in debt amendment costs and related fees for the Third and Fourth Amendments, of which $3,433 were allocated among the revolver and the Incremental Term Loans to be amortized over the remaining term of the Credit Agreement.
Fifth Amended Credit Agreement
On October 24, 2025, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”), which amended the Credit Agreement, dated as of April 5, 2022, as amended prior to the Fifth Amendment and as amended by the Fifth Amendment (the “Fifth Amended Credit Agreement”).
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The Term Loan and advances under the Revolving Credit Facility can be either SOFR loans or base rate loans. SOFR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to the term SOFR for such calculation plus a margin ranging from 1.00% to 2.50%. Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” and (iii) term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth in the Fifth Amended Credit Agreement, plus a margin ranging from 0.00% to 1.50%.
In connection with the Fifth Amendment, the Company borrowed $710,000 under the Fifth Amended Credit Agreement consisting of the $537,500 Term Loan and $172,500 under the Revolving Credit Facility, which was used to repay all outstanding amounts owed under the Credit Agreement prior to the Fifth Amendment and for general corporate purposes.
The Company paid $6,012 in debt issuance and amendment costs in connection with the Fifth Amendment, of which $5,782 was allocated between the Term Loan and the Revolving Credit Facility to be amortized over the term of the Fifth Amended Credit Agreement. Additionally, the Company had $8,090 of remaining unamortized debt issuance costs related to the Credit Agreement, of which $6,313 was carried forward to the Fifth Amended Credit Agreement and $1,777 was written off as a loss on debt extinguishment during the fourth quarter of fiscal year 2025.
Sixth Amended Credit Agreement
On May 6, 2026, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amends the Credit Agreement, dated April 5, 2022, as amended prior to the Sixth Amendment, and as amended by the Sixth Amendment (the “Sixth Amended Credit Agreement”).
The Sixth Amendment, among other things, amends the margins for interest under the Credit Agreement, pursuant to which the term loan and advances under the revolving credit facility can be either SOFR loans or base rate loans. Pursuant to the Sixth Amendment, SOFR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to the term SOFR for such calculation period plus a margin ranging from 1.00% to 2.75%, based on the levels of Consolidated Net Leverage Ratio. Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” and (iii) term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth in the Sixth Amended Credit Agreement, plus a margin ranging from 0.00% to 1.75%, based on the levels of Consolidated Net Leverage Ratio.
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
The Company paid $2,536 in debt amendment costs in connection with the Sixth Amendment, of which $2,432 was allocated between the Term Loan and the Revolving Credit Facility to be amortized over the term of the Sixth Amended Credit Agreement.
Debt issuance and amendment costs allocated to the Term Loan are presented as a direct deduction from the carrying amount of long-term debt on the consolidated balance sheet and are amortized using the effective interest method over the term of the Term Loan. Debt issuance and amendment costs allocated to the Revolving Credit Facility are presented in other non-current assets and are amortized on a straight-line basis over the term of the Revolving Credit Facility.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The Sixth Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 3, 2026.
At July 3, 2026, the one-month SOFR and three-month SOFR rates were 3.63% and 3.63%, respectively. At July 3, 2026, our weighted-average interest rate on outstanding borrowing was 6.05%.
The following table summarizes the revolver:

	July 3, 2026	January 2, 2026
Amount outstanding	$163,000	$150,000
Standby letters of credit	295	167
Available borrowing capacity	336,705	349,833
Total borrowing capacity	$500,000	$500,000

As of July 3, 2026, future principal payments for term loan debt, including the current portion, are summarized as follows:

For fiscal year	July 3, 2026
2026	$13,438
2027	26,875
2028	26,875
2029	26,875
2030	418,281
Total	$512,344
Debt issuance cost	(7,642)
Long-term debt, net of issuance cost	$504,702
Less: current portion	(26,875)
Long-term debt less current portion	$477,827
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
At July 3, 2026 and January 2, 2026, the Company utilized $19,522 and $9,566, out of a maximum of $30,500 and $38,300 of Ford allocation of chassis, respectively, and $28,840 and $11,152, out of a maximum of $49,500 and $49,500 of GM allocation of chassis, respectively.
The Company incurred interest expenses related to bailment of $453 and $677 during the three months July 3, 2026 and January 2, 2026, respectively and $935 and $1,898 during the six months ended July 3, 2026 and January 2, 2026, respectively.

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
As of July 3, 2026 and January 2, 2026, the Company had the following interest rate swap contracts:

			July 3, 2026	January 2, 2026
Effective Date	Termination Date	Notional Amount	Unrealized Gain in AOCI	Unrealized Gain (Loss) in AOCI
April 5, 2022	April 5, 2027	$100,000	$1,089	$1,068
September 20, 2024	December 25, 2026	$200,000	220	(407)
September 20, 2024	September 21, 2029	$100,000	1,516	(86)
December 26, 2025	December 22, 2028	$100,000	1,177	(269)
Total			$4,002	$306
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
The unrealized gains and losses deferred to accumulated other comprehensive income resulting from the derivative instruments designated as cash flow hedges for the three and six months ended July 3, 2026 were net gains of $2,048 and $4,666, respectively; and for July 4, 2025 were a net gain of $2,130 and a loss of $1,818, respectively. The reclassifications of unrealized gains from accumulated other comprehensive income into earnings related to the derivative instruments designated as cash flow hedges during the three and six months ended July 3, 2026 were $499 and $970 respectively; and for July 4, 2025 were $1,097 and $3,004, respectively. The aggregate tax effects on activity in accumulated other comprehensive income associated with the derivative instruments designated as cash flow hedges during three and six months ended July 3, 2026 were losses of $369 and $879, respectively; and for July 4, 2025 were a gain of $249 and a loss of $1,147, respectively.
Over the next 12 months, the Company estimates that $1,733 of existing net gain in accumulated other comprehensive income (“AOCI”) related to the interest rate swap contracts will be reclassified as a decrease to interest expense.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	July 3, 2026				January 2, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plan investments	$4,844	$—	$—	$4,844	$4,693	$—	$—	$4,693
Interest rate swaps	—	4,002	—	4,002	—	1,068	—	1,068
Total assets measured at fair value	$4,844	$4,002	$—	$8,846	$4,693	$1,068	$—	$5,761
Liabilities:
Term loan	$—	$512,344	$—	$512,344	$—	$530,781	$—	$530,781
Revolver	—	163,000	—	163,000	—	150,000	—	150,000
Deferred compensation plan liabilities	4,842	—	—	4,842	4,675	—	—	4,675
Interest rate swaps	—	—	—	—	—	762	—	762
Total liabilities measured at fair value	$4,842	$675,344	$—	$680,186	$4,675	$681,543	$—	$686,218
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and six months ended July 3, 2026.
As of July 3, 2026, the carrying amount of the principal under the Company’s Sixth Amended Credit Agreement - Term Loan and Revolver approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
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
There were no repurchases of common stock during the six months ended July 3, 2026 and July 4, 2025. As of July 3, 2026, authorized repurchases of $250,000 remain available to the Company.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations:

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Cost of sales	$239	$347	$522	$645
Sales and marketing	389	461	771	850
Research and development	511	395	944	727
General and administrative	2,233	3,359	5,255	5,695
Total	$3,372	$4,562	$7,492	$7,917
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
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the six months ended July 3, 2026:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 2, 2026	746	$33.95
Granted	652	$18.03
Canceled	(48)	$28.18
Vested	(320)	$38.50
Unvested at July 3, 2026	1,030	$22.73
As of July 3, 2026, the Company had approximately $19,790 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.97 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
During the six months ended July 3, 2026, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs.
The following table summarizes the activity for the Company’s unvested PSUs for the six months ended July 3, 2026:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 2, 2026	464	$35.03
Granted	595	$18.03
Canceled	(7)	$41.60
Vested	—	$—
Unvested at July 3, 2026	1,052	$25.38
The fair value of PSUs is calculated based on the stock price on the grant date, assuming the performance goals will be achieved at target. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $25,314, assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.45 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
12. Net Earnings (Loss) Per Share
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
The Company excluded 288 and 241 shares from the calculation of diluted earnings per share for the three months ended July 3, 2026 and July 4, 2025, respectively, as these shares would have been antidilutive. Due to the net loss reported for the six months ended July 3, 2026 and July 4, 2025, there were no dilutive shares included in the calculation of diluted net loss per share for the period.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income (loss) attributable to FOX stockholders	$4,053	$2,744	$(10,943)	$(256,950)

Weighted average shares used to compute basic earnings per share	42,005	41,788	41,933	41,749
Dilutive effect of employee stock plans	270	78	—	—
Weighted average shares used to compute diluted earnings per share	42,275	41,866	41,933	41,749
Net earnings (loss) per share:
Basic	$0.10	$0.07	$(0.26)	$(6.15)
Diluted	$0.10	$0.07	$(0.26)	$(6.15)
13. Income Taxes

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Provision (benefit) for income taxes	$2,274	$2,800	$1,660	$(837)
Effective tax rates	36.0%	50.9%	(17.8)%	0.3%
For the three months ended July 3, 2026, the difference between the Company’s effective tax rate of 36.0% and the 21% federal statutory rate was primarily due to unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
For the six months ended July 3, 2026, the difference between the Company’s effective tax rate of (17.8)% and the 21% federal statutory rate was primarily due to lower pre‑tax earnings for the quarter and the tax effects of discrete items recognized in connection with the sale of the Arizona entities.
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
Specialty Sports Group: This segment operates 8 plants and 10 distribution facilities (9 in the United States, 3 in Taiwan, and 1 facility each in Australia, Canada, Japan, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes, and gravel bikes under the FOX, Race Face, Easton Cycling, and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Our products for diamond sports include premium baseball and softball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and are sold through dealers and distributors and through direct-to-customer channels.
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

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net sales
Powered Vehicles Group	$124,227	$123,514	$267,606	$245,612
Aftermarket Applications Group	109,553	114,144	224,337	226,058
Specialty Sports Group	124,342	137,206	234,836	258,224
Net sales	$358,122	$374,864	$726,779	$729,894

Adjusted EBITDA
Powered Vehicles Group	15,820	16,387	38,376	30,769
Aftermarket Applications Group	16,155	16,016	27,556	33,010
Specialty Sports Group	27,687	30,385	45,142	53,779
	$59,662	$62,788	$111,074	$117,558
Reconciliation of segment adjusted EBITDA
Unallocated corporate expenses	(14,202)	(13,495)	(29,914)	(28,663)
Goodwill impairment	—	—	—	(262,129)
Depreciation and amortization(1)	(20,568)	(21,449)	(41,184)	(43,188)
Loss on divestiture	(618)	—	(10,612)	—
Non-cash stock-based compensation	(3,372)	(4,562)	(7,492)	(7,917)
Litigation and settlement-related expenses	(114)	(474)	(308)	(1,191)
Other acquisition and integration-related expenses(2)	(33)	(739)	(218)	(1,356)
Organizational restructuring expenses(3)	(253)	(3,933)	(2,374)	(6,244)
Strategic transformation costs(4)	(2,832)	—	(5,467)	(20)
Interest and other expense, net	(11,362)	(12,631)	(22,829)	(24,716)
Consolidated income (loss) before income taxes	$6,308	$5,505	$(9,324)	$(257,866)

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
(4) Represents third-party consulting, advisory and other direct costs incurred in connection with the Company’s multi-phase profit optimization and transformation program and its review of strategic alternatives for non-core assets.

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

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Powered Vehicles Group	$108,407	$107,127	$229,230	$214,843
Aftermarket Applications Group	$93,398	$98,128	$196,781	$193,048
Specialty Sports Group	$96,655	$106,821	$189,694	$204,445
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
The consideration consisted of $5,000 in cash and a promissory note receivable of $22,575, bearing interest at a rate of 6.75% per annum, with a maturity date of June 30, 2028. The Company recorded a $10,612 loss associated with the sale that is presented in other (income) expense, net on the condensed consolidated statement of operations. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and, therefore, is not reported as a discontinued operation.
As part of the divestiture, the Company obtained a warrant to purchase 10% of the fully diluted common equity of S&G at a nominal exercise price of $0.01 per share. The warrant is exercisable beginning on the earlier of February 26, 2029 or upon notice of a fundamental transaction involving S&G, and expires on February 26, 2036. The warrant is exercisable through cash exercise only. The initial fair value of the warrant was determined to be zero based on a Level 3 measurement under ASC 820, using unobservable inputs including management's assessment of the enterprise value of S&G, the capital structure and leverage of the entity, the historical financial performance of the underlying businesses, and the impact of the exercise lockout period on time value. The Company elected to account for the warrant under the measurement alternative in ASC 321-10-35-2, measuring it at cost minus impairment, adjusted for observable price changes. As of July 3, 2026, the carrying amount of the warrant was zero. No impairments, downward adjustments, or upward adjustments have been recognized since the warrant was obtained.
In connection with the divestiture, the Company retained an operating lease for a facility previously shared with Shock Therapy and entered into a sublease arrangement with the buyer. The sublease had a remaining term of approximately four years and was expected to provide aggregate sublease income of approximately $630. The Company's obligations under the head lease were unchanged by the sublease arrangement.

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
•our ability to protect against cybersecurity incidents and disruptions or failures of our information technology systems;
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the six months ended
(in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net sales	$358.1	$374.9	$726.8	$729.9
Cost of sales	248.4	257.9	510.7	503.2
Gross profit	109.7	117.0	216.1	226.7
Operating expenses:
Goodwill impairment	—	—	—	262.1
General and administrative	34.2	39.0	72.8	76.4
Sales and marketing	29.4	31.2	62.7	64.1
Research and development	18.6	17.8	37.1	34.9
Amortization of purchased intangibles	10.0	10.4	20.0	21.3
Total operating expenses	92.2	98.5	192.6	458.7
Income (loss) from operations	17.5	18.5	23.5	(232.1)
Interest expense	11.9	14.4	23.8	27.3
Other (income) expense, net	(0.7)	(1.4)	9.0	(1.5)
Income (loss) before income taxes	6.3	5.5	(9.3)	(257.9)
Provision (benefit) for income taxes	2.3	2.8	1.7	(0.8)
Net income (loss)	$4.0	$2.7	$(11.0)	$(257.0)
Less: net loss attributable to non-controlling interest	—	—	—	(0.1)
Net income (loss) attributable to FOX stockholders	$4.1	$2.7	$(10.9)	$(257.0)
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.4	68.8	70.3	68.9
Gross profit	30.6	31.2	29.7	31.1
Operating expenses:
Goodwill impairment	—	—	—	35.9
General and administrative	9.5	10.4	10.0	10.5
Sales and marketing	8.2	8.3	8.6	8.8
Research and development	5.2	4.8	5.1	4.8
Amortization of purchased intangibles	2.8	2.8	2.8	2.9
Total operating expenses	25.7	26.3	26.5	62.8
Income (loss) from operations	4.9	4.9	3.2	(31.8)
Interest expense	3.3	3.8	3.3	3.7
Other (income) expense, net	(0.2)	(0.4)	1.2	(0.2)
Income (loss) before income taxes	1.8	1.5	(1.3)	(35.3)
Provision (benefit) for income taxes	0.6	0.7	0.2	(0.1)
Net income (loss)	1.1%	0.7%	(1.5)%	(35.2)%
Less: net loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to FOX stockholders	1.1%	0.7%	(1.5)%	(35.2)%
*Percentages may not foot due to rounding.

Three months ended July 3, 2026 compared to three months ended July 4, 2025
Net sales

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Net sales	$358.1	$374.9	$(16.8)	(4.5)%
Total net sales for the three months ended July 3, 2026 decreased $16.8 million, or 4.5%, compared to the three months ended July 4, 2025. The decrease in net sales is driven by OEMs, distributors and dealers reducing inventory levels in response to market-wide economic conditions and lost revenues from divested businesses, offset by strengthening demand across powersports and AAG products.
Cost of sales

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Cost of sales	$248.4	$257.9	$(9.5)	(3.7)%
Cost of sales for the three months ended July 3, 2026 decreased $9.5 million, or 3.7%, compared to the three months ended July 4, 2025. The decrease in cost of sales is mainly due to lower sales and our optimization efforts. Our gross margin decreased 60 basis points to 30.6% for the three months ended July 3, 2026, as compared to the same prior fiscal year period, primarily due to shifts in our product line mix.
Operating expenses

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Operating expenses:
General and administrative	$34.2	$39.0	$(4.8)	(12)%
Sales and marketing	29.4	31.2	(1.8)	(5.8)
Research and development	18.6	17.9	0.7	3.9
Amortization of purchased intangibles	10.0	10.4	(0.4)	(3.8)
Total operating expenses	$92.2	$98.5	$(6.3)	(6.4)%
Total operating expenses for the three months ended July 3, 2026 were $92.2 million, compared to $98.5 million for the three months ended July 4, 2025. General and administrative expenses decreased $4.8 million and sales and marketing expenses decreased by $1.8 million mainly due to our strategic optimization initiatives.
Income from operations

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Income from operations	$17.5	$18.5	$(1.0)	(5.4)%
As a result of the factors discussed above, income from operations for the three months ended July 3, 2026 decreased $1.0 million, or 5.4%, compared to loss from operations for the three months ended July 4, 2025.

Interest and other expense, net

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Interest expense	$11.9	$14.4	$(2.5)	(17.4)%
Other income, net	(0.7)	(1.4)	0.7	50.0
Interest and other (income) expense, net	$11.2	$13.0	$(1.8)	(13.8)%
Interest and other expense, net for the three months ended July 3, 2026 decreased by $1.8 million to $11.2 million, compared to $13.0 million for the three months ended July 4, 2025 driven by lower interest rates.
Income taxes

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Provision for income taxes	$2.3	$2.8	$(0.5)	(17.9)%
The effective tax rates were 36.0% and 50.9% for the three months ended July 3, 2026 and July 4, 2025, respectively.
For the three months ended July 3, 2026, the difference between the Company’s effective tax rate of 36.0% and the 21% federal statutory rate was primarily due to unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
For the three months ended July 4, 2025, the difference between our effective tax rate of 50.9% and the 21% federal statutory rate was due to the unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
Net income

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Net income	$4.0	$2.7	$1.3	48.1%
As a result of the factors described above, our net income increased $1.3 million, or 48.1%, to $4.0 million for the three months ended July 3, 2026 from $2.7 million for the three months ended July 4, 2025.

Segment Review
We manage our activities based on three operating segments: PVG, AAG, and SSG.
For additional financial information related to our operating segments including the reconciliation of consolidated net (loss) income to adjusted EBITDA, see Note 14 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$124.2	$123.5	$0.7	0.6%
Aftermarket Applications Group	109.6	114.2	(4.6)	(4.0)
Specialty Sports Group	124.3	137.2	(12.9)	(9.4)
Net sales	$358.1	$374.9	$(16.8)	(4.5)%

Adjusted EBITDA
Powered Vehicles Group	$15.8	$16.4	$(0.6)	(3.7)%
Aftermarket Applications Group	$16.2	$16.0	$0.2	1.3%
Specialty Sports Group	$27.7	$30.4	$(2.7)	(8.9)%
Powered Vehicles Group
Powered Vehicles Group net sales increased by $0.7 million, or 0.6%, mainly due to strengthening demand in powersports.
Powered Vehicles Group adjusted EBITDA decreased by $0.6 million, or 3.7%, primarily due to lower gross profit driven by shifts in product line mix.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $4.6 million, or 4.0%. Excluding the impact of the divested businesses, AAG net sales increased compared to the prior year period, with growth limited by supply constraints affecting our upfit businesses.
Aftermarket Applications Group adjusted EBITDA increased by $0.2 million, or 1.3%, mainly due to decreases in operating expenses, partially offset by lower gross profit.
Specialty Sports Group
Specialty Sports Group net sales decreased by $12.9 million, or 9.4%, primarily due to OEMs, distributors and dealers reducing inventory levels in response to market-wide economic conditions.
Specialty Sports Group adjusted EBITDA decreased by $2.7 million, or 8.9%, primarily due to lower gross profit, partially offset by decreases in operating expenses.

Six months ended July 3, 2026 compared to six months ended July 4, 2025
Consolidated net sales

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Net sales	$726.8	$729.9	$(3.1)	(0.4)%
Total net sales for the six months ended July 3, 2026 decreased $3.1 million, or 0.4%, compared to the six months ended July 4, 2025. The decrease in net sales is primarily due to OEMs, distributors and dealers reducing inventory levels in response to market-wide economic conditions and lost revenues from divested businesses, offset by strengthening demand across powersports and AAG products.
Cost of sales

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Cost of sales	$510.7	$503.2	$7.5	1.5%
Cost of sales for the six months ended July 3, 2026 increased $7.5 million, or 1.5%, compared to the six months ended July 4, 2025. The increase in cost of sales is primarily due to impacts of tariffs. Our gross margin decreased by 140 basis points to 29.7% for the six months ended July 3, 2026, as compared to the same prior fiscal year period, primarily due to shifts in our product line mix and the impact of tariffs.
Operating expenses

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Operating expenses:
Goodwill impairment	$—	$262.1	$(262.1)	N/A
General and administrative	72.8	76.4	(3.6)	(4.7)%
Sales and marketing	62.7	64.0	(1.3)	(2.0)
Research and development	37.1	34.9	2.2	6.3
Amortization of purchased intangibles	20.0	21.3	(1.3)	(6.1)
Total operating expenses	$192.6	$458.7	$(266.1)	(58.0)%
*Numbers may not foot due to rounding.
Total operating expenses for the six months ended July 3, 2026 were $192.6 million, compared to $458.7 million for the six months ended July 4, 2025. During the six months ended July 4, 2025, we recognized an impairment charge of $262.1 million as a result of our quantitative assessment on goodwill triggered by adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. General and administrative and sales and marketing expenses decreased $3.6 million and $1.3 million, respectively, primarily on our strategic optimization initiatives. Research and development increased $2.2 million, due to our investments to support future growth and product innovation.

Income (loss) from operations

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Income (loss) from operations	$23.5	$(232.1)	$255.6	110.1%
As a result of the factors discussed above, income from operations for the six months ended July 3, 2026 increased $255.6 million, or 110.1%, compared to loss from operations for the six months ended July 4, 2025.
Interest and other expense, net

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Interest expense	$23.8	$27.3	$(3.5)	(12.8)%
Other expense (income), net	9.0	(1.5)	10.5	700.0
Interest and other expense, net	$32.8	$25.8	$7.0	27.1%
Interest and other expense, net for the six months ended July 3, 2026 increased by $7.0 million to $32.8 million, compared to $25.8 million for the six months ended July 4, 2025, mainly due to a loss on divestiture of $10.6 million, partially offset by lower interest rates.
Income taxes

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Provision (benefit) for income taxes	$1.7	$(0.8)	$2.5	(312.5)%
The effective tax rates were (17.8)% and 0.3% for the six months ended July 3, 2026 and July 4, 2025, respectively.
For the six months ended July 3, 2026, the difference between the Company’s effective tax rate of (17.8)% and the 21% federal statutory rate was due to the lower pre‑tax earnings for the quarter and the tax effects of discrete items recognized in connection with the sale of the Arizona entities.
For the six months ended July 4, 2025, the difference between our effective tax rate of 0.3% and the 21% federal statutory rate was due to the impairment impact of non-deductible goodwill.
Net loss

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Net loss	$(11.0)	$(257.0)	$246.0	95.7%
As a result of the factors described above, our net loss decreased $246.0 million to a net loss of $11.0 million for the six months ended July 3, 2026 from a net loss of $257.0 million for the six months ended July 4, 2025.

Segment Review
For additional financial information related to our operating segments including the reconciliation of consolidated net (loss) income to adjusted EBITDA, see Note 14. Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$267.6	$245.6	$22.0	9.0%
Aftermarket Applications Group	224.3	226.1	(1.8)	(0.8)
Specialty Sports Group	234.8	258.2	(23.4)	(9.1)
Net sales	$726.8	$729.9	$(3.1)	(0.4)%

Adjusted EBITDA
Powered Vehicles Group	$38.4	$30.8	$7.6	24.7%
Aftermarket Applications Group	$27.6	$33.0	$(5.4)	(16.4)%
Specialty Sports Group	$45.1	$53.8	$(8.7)	(16.2)%
*Numbers may not foot due to rounding.
Powered Vehicles Group
Powered Vehicles Group net sales increased by $22.0 million, or 9.0%, primarily due to strengthening demand in powersports.
Powered Vehicles Group adjusted EBITDA increased by $7.6 million, or 24.7%, mainly due to an increase in gross profit driven by higher net sales.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $1.8 million, or 0.8%. Excluding the impact of the divested businesses, AAG net sales increased compared to the prior year period, with growth limited by supply constraints affecting our upfit businesses.
Aftermarket Applications Group adjusted EBITDA decreased by $5.4 million, or 16.4%, driven by lower gross profit due to shifts in product mix.
Specialty Sports Group
Specialty Sports Group net sales decreased by $23.4 million, or 9.1%, mainly attributable to OEMs, distributors and dealers reducing inventory levels in response to market-wide economic conditions.
Specialty Sports Group adjusted EBITDA decreased by $8.7 million, or 16.2%, primarily due to a decrease in gross profit.

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
As of July 3, 2026, we held $9.9 million of our $61.3 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing, and financing activities is shown in the following table:

	For the six months ended
(in millions)	July 3, 2026	July 4, 2025
Net cash provided by operating activities	$13.2	$37.5
Net cash provided by (used in) investing activities	0.7	(19.4)
Net cash used in financing activities	(9.5)	(9.4)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.1
Change in cash and cash equivalents	$3.3	$9.8
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flows from operations and availability under our Credit Agreement will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the six months ended July 3, 2026, net cash provided by operating activities was $13.2 million. Our investment in operating assets and liabilities is mainly a result of an increase in inventory of $17.4 million, an increase in accounts receivable of $13.0 million, a decrease in accounts payable of $5.9 million, and a decrease in accrued expenses and other liabilities of $4.3 million, partially offset by a decrease in prepaids and other assets of $3.9 million, net of the impact of the divestiture. Inventory increased primarily due to planned inventory builds to support anticipated demand. The change in our accounts receivable reflects the timing of customer collections. The change in accounts payable reflects the timing of vendor payments. The decrease in accrued expenses and other liabilities is driven by amortization of lease liabilities. Prepaids and other assets decreased primarily due to lower prepaid insurance.
In the six months ended July 4, 2025, net cash provided by operating activities was $37.5 million. Our investment in operating assets and liabilities is a result of an increase in accounts receivable of $15.4 million, a decrease in accounts payable of $11.1 million, a decrease in accrued expenses and other liabilities of $8.6 million, a decrease in income taxes payable of $4.0 million, and an increase in inventory of $2.1 million, partially offset by a decrease in prepaids and other assets of $19.8 million. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The decrease in accrued expenses and other liabilities is mainly due to a decrease in warranty reserve, a decrease in lease liabilities due to lease terminations, and payments for various accruals. The decrease in income taxes payable is mainly due to our income tax payments. Inventory increased primarily due to planned inventory builds to support anticipated demand, the impact from higher tariffs, and foreign currency translation, partially offset by our efforts to optimize inventory levels. The decrease in prepaids and other assets is primarily due to lower chassis deposits driven by working capital optimization efforts.
Investing activities
In the six months ended July 3, 2026 and July 4, 2025, net cash provided by investing activities was $0.7 million and net cash used by investing activities was $19.4 million, respectively. Investing activities for the six months ended July 3, 2026 consisted of $7.4 million proceeds from a divestiture and $2.8 million proceeds from sales of assets, partially offset by $9.5 million of property and equipment additions. Investing activities for the six months ended July 4, 2025 consisted of $19.6 million of property and equipment additions and $0.2 million proceeds from sales of assets.

Financing activities
In the six months ended July 3, 2026, net cash used in financing activities was $9.5 million, and consisted of $18.4 million repayments on our term loan, payments of $94.0 million to reduce the revolver borrowings, offset by proceeds from our revolver of $107.0 million that were used to support our working capital, $2.4 million debt modification costs, and payments of $1.7 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
In the six months ended July 4, 2025, net cash used in financing activities was $9.4 million, and consisted of payments of $53.0 million to reduce the revolver borrowings, offset by proceeds from our Credit Agreement revolver of $57.0 million that were used to support our working capital, $12.1 million quarterly repayment on our term loans, and payments of $1.3 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
Credit Agreement
On April 5, 2022, the Company entered into a new credit agreement with Wells Fargo Bank, National Association, and other named lenders. The Credit Agreement, which was set to mature on April 5, 2027, provides for revolving loans, swingline loans and letters of credit up to an aggregate amount of $650.0 million.
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
Fifth Amended Credit Agreement
On October 24, 2025, the Company entered into the Fifth Amendment to the Credit Agreement, which amended the Credit Agreement, dated as of April 5, 2022, as previously amended.
The Fifth Amendment, among other things, amended the Credit Agreement to replace the existing loans provided under the Credit Agreement with (i) the Term Loan in the aggregate outstanding amount of $537.5 million, which will be repaid by the Company in quarterly installments in the amount of $6.7 million, (ii) the Revolving Credit Facility in an aggregate amount of up to $500.0 million, with sub-facilities for swing line loans in an aggregate amount of up to $25.0 million and letters of credit in an aggregate amount of up to $25.0 million, and (iii) an incremental loan facility, subject to additional terms set forth in the Amended Credit Agreement, in an aggregate amount of up to $175.0 million plus an unlimited amount so long as after giving effect to the incurrence of such incremental loans, on a pro forma basis, the Consolidated Net Leverage Ratio is less than 3.25. To the extent not previously paid, all then-outstanding amounts under the Term Loan and the Revolving Credit Facility are due and payable on October 24, 2030.
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
Sixth Amended Credit Agreement
On May 6, 2026, the Company entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment amended the Credit Agreement, dated April 5, 2022, as previously amended.
The Sixth Amendment, among other things, amended the margins for interest under the Credit Agreement, pursuant to which the term loan and advances under the revolving credit facility can be either SOFR loans or base rate loans. Pursuant to the Sixth Amendment, SOFR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to the term SOFR for such calculation period plus a margin ranging from 1.00% to 2.75%, based on the levels of Consolidated Net Leverage Ratio. Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Agent as its “prime rate,” and (iii) term SOFR rate for a one-month tenor plus 1.00%, subject to the interest rate floors set forth in the Sixth Amended Credit Agreement, plus a margin ranging from 0.00% to 1.75%, based on the levels of Consolidated Net Leverage Ratio.
The Sixth Amendment also amended the definition of Consolidated Net Leverage Ratio and modifies the provisions for the mandatory prepayment of the loans with the net proceeds of asset sales. In addition, the Sixth Amendment tightens certain negative covenants on the Company, including restrictions on indebtedness, investments, and restricted payments during the period beginning on the effective date of the Sixth Amendment and ending on the date a compliance certificate is delivered by the Company for the fiscal quarter ending June 30, 2028, provided that no default or event of default has occurred and is continuing on such date of delivery.
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
The Sixth Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of July 3, 2026.
At July 3, 2026, the one-month SOFR and three-month SOFR rates were 3.63% and 3.63%, respectively. At July 3, 2026, our weighted-average interest rate on outstanding borrowing was 6.05%.

Recent Developments
Global Trade Actions and Tariffs - New and expanded tariffs announced under the Trump administration and triggered retaliatory actions, by certain affected countries and other foreign governments, have introduced additional costs and uncertainty into our supply chain, which may impact our cost structure and working capital needs. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the Trump administration were unlawful, and U.S. Customs and Border Protection has subsequently implemented a process through which eligible importers may apply for refunds of tariffs previously paid. While we are evaluating our eligibility and the potential recoverability and timing of any such refunds, the process is subject to administrative requirements and uncertainty, and any refunds are not assured. In July 2026, the administration announced new tariffs ranging from 10% to 12.5 % for over sixty countries, citing that the tariffs target countries with forced labor practices. Some countries hit by the new tariffs have objected to unfounded labor claims and the enforceability of the tariffs is still to be determined. We continue to assess the potential effects of these developments on our supply chain and sourcing strategies as well as our future operating results, cash flows, and working capital. Although we may experience volatility in cash flows as trade policies and refund mechanisms evolve, we believe our existing liquidity and access to the Amended Credit Agreement provide sufficient flexibility to manage these developments.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2026. Based on the evaluation of our disclosure controls and procedures as of July 3, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments in the legal proceeding previously disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2026.
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
In April 2024, the Trump administration imposed a universal “reciprocal” tariff of at least 10% on all countries and higher rates for certain countries, which took effect on August 1, 2025. On February 20, 2026, the U.S. Supreme Court issued a decision finding that IEEPA does not authorize the President to impose tariffs. The Company continues to evaluate the potential ramifications of the U.S. Supreme Court’s ruling and any impacts on the Company from that ruling, including refunds from the government, and any contractual obligations arising from such refunds. Responding to that ruling, President Trump rescinded the tariff actions based on IEEPA and signed a new proclamation imposing, effective February 24, 2026, a 10% global tariff (to be increased to 15%) under Section 122 of the Trade Act of 1974 (“Section 122”). The tariff expired on July 28, 2026. However, the Trump administration announced on July 27, 2026, new tariffs ranging from 10% to 12.5% for over 60 countries, citing that the tariffs target countries with forced labor practices. Some countries hit by the new tariffs have objected to unfounded labor claims and the enforceability of the tariffs is still to be determined.
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
Except as noted in this Item 1A and as previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, there have been no material changes to the risk factors described in our Form 10-K for the 2025 fiscal year ended January 2, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains details related to the repurchase of common stock based on the date of trade during the quarter ended July 3, 2026:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
4/4-5/8	22,329	$18.37	—	$250,000,000
5/9-6/5	2,155	$17.23	—	$250,000,000
6/6-7/3	—	$—	—	$250,000,000
Total	24,484	$18.27	—	$250,000,000

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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended July 3, 2026, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
10.1	Sixth Amendment to Credit Agreement and Third Amendment to Guaranty and Security Agreement, dated May 6, 2026, among Fox Factory Holding Corp. and certain of its subsidiaries, Wells Fargo Bank, National Association, and other financial institutions party thereto.	8-K	001-36040	May 7, 2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FOX FACTORY HOLDING CORP.

August 6, 2026	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
August 6, 2026	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)