Form 10-Q
period 2026-10-02
FOX FACTORY HOLDING CORP
filed 2026-11-06
CIK 1424929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2026, there were 42,031,897 shares of the registrant’s common stock outstanding.

Fox Factory Holding Corp.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOX FACTORY HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	As of	As of
	October 2, 2026	January 2, 2026

Assets
Current assets:
Cash and cash equivalents	$45,444	$58,008
Accounts receivable (net of allowances of $2,275 and $2,881, respectively)	177,900	190,670
Inventory	334,250	388,635
Prepaids and other current assets	92,184	108,424
Total current assets	649,778	745,737
Property, plant and equipment, net	174,172	234,635
Lease right-of-use assets	59,643	99,002
Deferred tax assets	113,558	90,397
Goodwill	49,275	83,575
Trademarks and brands, net	85,533	241,820
Customer and distributor relationships, net	50,834	137,648
Core technologies, net	2,805	19,950
Other assets	36,076	18,985
Total assets	$1,221,674	$1,671,749
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$122,976	$141,378
Accrued expenses	80,328	92,095
Current portion of long-term debt	26,875	26,875
Total current liabilities	230,179	260,348
Revolver	105,000	150,000
Term loan, less current portion	265,550	496,663
Other liabilities	58,096	94,733
Total liabilities	658,825	1,001,744
Commitments and contingencies (Refer to Note 8 - Commitments and Contingencies)
Non-controlling interest	—	(179)
Stockholders’ equity
Preferred stock, $0.001 par value — 10,000 authorized and no shares issued or outstanding as of October 2, 2026 and January 2, 2026	—	—
Common stock, $0.001 par value — 90,000 authorized; 42,921 shares issued and 42,032 outstanding as of October 2, 2026; 42,692 shares issued and 41,802 outstanding as of January 2, 2026	42	42
Additional paid-in capital	360,304	352,239
Treasury stock, at cost; 890 common shares as of October 2, 2026 and January 2, 2026	(13,754)	(13,754)
Accumulated other comprehensive income	5,995	832
Retained earnings	210,262	330,825
Total stockholders’ equity	562,849	670,184
Total liabilities and stockholders’ equity	$1,221,674	$1,671,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net sales	$338,413	$376,355	$1,065,192	$1,106,249
Cost of sales	231,829	261,903	742,527	765,127
Gross profit	106,584	114,452	322,665	341,122
Operating expenses:
Losses on divestitures	121,331	—	131,943	—
Goodwill impairment	—	—	—	262,129
General and administrative	32,200	37,662	105,043	114,037
Sales and marketing	26,898	32,685	89,608	96,748
Research and development	15,053	18,621	52,105	53,507
Amortization of purchased intangibles	9,719	10,383	29,737	31,659
Total operating expenses	205,201	99,351	408,436	558,080
(Loss) income from operations	(98,617)	15,101	(85,771)	(216,958)
Interest expense	11,120	13,912	34,933	41,234
Other income, net	(1,546)	(435)	(3,189)	(1,950)
(Loss) income before income taxes	(108,191)	1,624	(117,515)	(256,242)
Provision for income taxes	1,534	2,286	3,194	1,449
Net loss	$(109,725)	$(662)	$(120,709)	$(257,691)
Less: net loss attributable to non-controlling interest	(105)	(28)	(146)	(107)
Net loss attributable to FOX stockholders	$(109,620)	$(634)	$(120,563)	$(257,584)
Net loss per share:
Basic	$(2.61)	$(0.02)	$(2.87)	$(6.17)
Diluted	$(2.61)	$(0.02)	$(2.87)	$(6.17)
Weighted-average shares used to compute earnings per share:
Basic	42,040	41,816	41,969	41,771
Diluted	42,040	41,816	41,969	41,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net loss	$(109,725)	$(662)	$(120,709)	$(257,691)
Other comprehensive income (loss)
Interest rate swap
Change in net unrealized gains	3,760	275	8,426	(1,543)
Reclassification of gains and losses on interest rate swap to net earnings	(860)	(1,062)	(1,830)	(4,066)
Tax effects	690	(189)	1,569	(1,336)
Net change, net of tax effects	3,590	(976)	8,165	(6,945)
Foreign currency translation adjustments	(388)	(4,145)	(3,002)	9,645
Other comprehensive income (loss)	3,202	(5,121)	5,163	2,700
Comprehensive loss	$(106,523)	$(5,783)	$(115,546)	$(254,991)
Less: comprehensive loss attributable to non-controlling interest	(105)	(28)	(146)	(107)
Comprehensive loss attributable to FOX stockholders	$(106,418)	$(5,755)	$(115,400)	$(254,884)
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

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity	Non-controlling interest
	Shares	Amount	Shares	Amount
Balance - January 2, 2026	42,692	$42	890	$(13,754)	$352,239	$832	$330,825	$670,184	$(179)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	134	—	—	—	(1,175)	—	—	(1,175)	—
Stock-based compensation expense	—	—	—	—	4,121	—	—	4,121	—
Other comprehensive income	—	—	—	—	—	622	—	622	—
Net loss	—	—	—	—	—	—	(14,996)	(14,996)	(22)
Balance - April 3, 2026	42,826	$42	890	$(13,754)	$355,185	$1,454	$315,829	$658,756	$(201)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	95	—	—	—	(473)	—	—	(473)	—
Stock-based compensation expense	—	—	—	—	3,372	—	—	3,372	—
Other comprehensive income	—	—	—	—	—	1,339	—	1,339	—
Net income (loss)	—	—	—	—	—	—	4,053	4,053	(19)
Balance - July 3, 2026	42,921	$42	890	$(13,754)	$358,084	$2,793	$319,882	$667,047	$(220)
Issuance of common stock under equity compensation plans, net of shares repurchased for income tax withholding	—	—	—	—	(5)	—	—	(5)	—
Stock-based compensation expense	—	—	—	—	2,225	—	—	2,225	—
Other comprehensive income	—	—	—	—	—	3,202	—	3,202	—
Divested non-controlling interest	—	—	—	—	—	—	—	—	325
Net loss	—	—	—	—	—	—	(109,620)	(109,620)	(105)
Balance - October 2, 2026	42,921	$42	890	$(13,754)	$360,304	$5,995	$210,262	$562,849	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	October 2, 2026	October 3, 2025
OPERATING ACTIVITIES:
Net loss	$(120,709)	$(257,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on divestitures	131,943	—
Goodwill impairment	—	262,129
Depreciation and amortization	60,982	69,449
Provision for inventory reserve	1,354	4,152
Stock-based compensation	9,718	10,937
Amortization of acquired inventory step-up	—	342
Amortization of loan fees	2,028	3,978
Amortization of deferred gains on interest rate swaps	(312)	(783)
Deferred taxes	(150)	(4,695)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(9,483)	(30,725)
Inventory	(38,364)	(4,885)
Income taxes	1,174	(4,847)
Prepaids and other assets	52,250	3,927
Accounts payable	(8,329)	8,254
Accrued expenses and other liabilities	(7,353)	(16,776)
Net cash provided by operating activities	74,749	42,766
INVESTING ACTIVITIES:
Proceeds from divestitures, net, including collections of promissory note principal	204,933	—
Purchases of property and equipment	(14,141)	(27,957)
Proceeds from sale of property and equipment	3,065	788
Net cash provided by (used in) investing activities	193,857	(27,169)
FINANCING ACTIVITIES:
Proceeds from revolver	107,000	77,000
Payments on revolver	(152,000)	(79,000)
Repayment of term debt	(231,156)	(18,214)
Repurchases from stock compensation program, net	(1,653)	(1,266)
Deferred debt issuance/modification costs	(2,432)	—
Net cash used in financing activities	(280,241)	(21,480)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(929)	(419)
CHANGE IN CASH AND CASH EQUIVALENTS	(12,564)	(6,302)
CASH AND CASH EQUIVALENTS—Beginning of period	58,008	71,674
CASH AND CASH EQUIVALENTS—End of period	$45,444	$65,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

FOX FACTORY HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
SUPPLEMENTAL CASH FLOW INFORMATION:	October 2, 2026	October 3, 2025
Cash paid during the period for:
Income tax payment, net	$2,266	$10,999
Interest	$33,459	$37,905
Amounts included in the measurement of lease liabilities	$14,475	$15,699
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$14,001	$16,309
Non-cash investing and financing activities:
Notes receivable from divestitures	$47,575	$—
Capital expenditures included in accounts payable	$576	$782
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
Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.” or “United States”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 2, 2026 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which, except as otherwise disclosed, are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
Fiscal Year Calendar - The Company operates on a 52-53-week fiscal year calendar. For 2026 and 2025, the Company’s fiscal year will end or has ended on January 1, 2027 and January 2, 2026, respectively. The 12-month periods ended January 1, 2027 and January 2, 2026, will include or have included 52 weeks. The three and nine-month periods ended October 2, 2026 and October 3, 2025 each included 13 weeks and 39 weeks, respectively.
Principles of Consolidation - These condensed consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies - Except for the addition of the Divestitures accounting policy described below, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026, that had a material impact on our condensed consolidated financial statements and related notes.
Divestitures - The Company may sell businesses or groups of assets from time to time, including as part of its ongoing efforts to streamline operations. In accordance with ASC 360, Property, Plant, and Equipment, the Company classifies a business or group of assets to be sold (a “disposal group”) as held for sale in the period in which all of the following criteria are met: management commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition; an active program to locate a buyer has been initiated; the sale is probable and the transfer of the disposal group is expected to be completed within one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less costs to sell, and long-lived assets within the disposal group are not depreciated or amortized while classified as held for sale. The Company reassesses the fair value less costs to sell of a disposal group each reporting period it remains classified as held for sale and adjusts its carrying amount for subsequent changes, provided that the adjusted carrying amount does not exceed the carrying amount of the disposal group at the date it was initially classified as held for sale. When the held for sale criteria are met and the sale is completed within the same reporting period, the disposal group is not presented as held for sale on the condensed consolidated balance sheets.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
If a disposal group meets the definition of a business, goodwill of the reporting unit is allocated to the disposal group based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. When the disposal group is a portion of a reporting unit, the goodwill remaining in the reporting unit is tested for impairment in accordance with ASC 350, Intangibles - Goodwill and Other.
The Company derecognizes a disposal group and recognizes any gain or loss not previously recognized when control of the disposal group transfers to the buyer. The gain or loss is measured as the difference between the fair value of the consideration received, including noncash consideration such as notes receivable, and the carrying amount of the net assets derecognized. Gains and losses on divestitures that are not reported as discontinued operations are presented in losses on divestitures in the condensed consolidated statements of operations.
A divestiture is reported as a discontinued operation only when the disposal represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. Refer to Note 15. Divestitures for information about the divestitures completed during the nine months ended October 2, 2026.
Revenue Recognition - Revenues are generated from the sale of performance-defining products and systems to customers worldwide. The Company’s performance-defining products and systems are solutions that improve performance of powered vehicles and bikes. Prior to the divestiture of Marucci Sports, LLC on September 25, 2026, the Company's products also included baseball and softball gear and equipment. Powered vehicles include side-by-sides, on-road vehicles with and without off-road capabilities, purpose-built off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks.
Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, generally at the time of shipment. Substantially all of the Company’s revenue is recognized at a point in time. Contracts are generally in the form of purchase orders and are governed by standard terms and conditions. For larger OEMs, the Company may also enter into master agreements. Sales tax and other similar taxes are excluded from revenues. Tariff surcharges consisting of amounts billed to customers to recover tariff costs are recorded as revenue when the associated products are recognized as revenue. Revenues generated from upfit packages generally do not include the vehicle chassis, as the Company is not the principal in this arrangement and the automotive dealer purchases the chassis directly from the OEM. The Company is required to place a deposit on vehicle chassis manufactured by Stellantis N.V. (“Stellantis”); however, that deposit is refunded when the chassis is sold through to our customer. For other chassis, the Company entered into floor plan financing agreements, in which the Company pays interest expense based on the duration of time the chassis stay on the Company’s premises. Revenues generated from custom upfit packages from previously owned Outside Van and Upfit UTV subsidiaries generally included the vehicle chassis, of which the Company took on the risks and rewards of ownership.
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
Certain Significant Risks and Uncertainties - As of October 2, 2026, the Company is subject to those risks common in manufacturing-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its products, disruptions in the operations of its or its customers’ facilities, or along its global supply chain, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
The impact of geopolitical conflicts, including, among others, continuing tensions between Taiwan and China, and the continuing conflicts and instability in the Middle East continue to create uncertainty in global economic conditions and volatility in energy, raw materials, and supply chains, which may negatively impact the Company’s business and operations. Additionally, the imposition of U.S. tariffs on more than 60 countries, including China, Canada, Mexico, and Taiwan, as well as potential changes to or expansions of such tariffs and related retaliatory trade measures, disrupt supply chains and impact demand for the Company’s products. Furthermore, domestic and foreign political instability and uncertainty may create economic volatility, regulatory changes, and trade disruptions that pose additional risks to the Company’s business environment.

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
2. Revenues
The following table summarizes total net sales by segment:

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Powered Vehicles Group	$130,975	$125,872	$398,581	$371,484
Specialty Sports Group	113,618	132,716	348,454	390,940
Aftermarket Applications Group	93,820	117,767	318,157	343,825
Total net sales	$338,413	$376,355	$1,065,192	$1,106,249
The following table summarizes total net sales by sales channel:

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Aftermarket/Non-OEM(1)	170,552	209,392	562,949	609,208
OEM	$167,861	$166,963	$502,243	$497,041
Total net sales	$338,413	$376,355	$1,065,192	$1,106,249
(1) Aftermarket/non-OEM sales include sales to dealers and dealerships, distributors, sales through our websites, retail sales, and various others, including sales previously generated by our former Marucci Sports, LLC subsidiary within each of these respective channels as applicable.

The following table summarizes total net sales generated by geographic location of the customer:

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
North America	$248,312	$289,340	$796,577	$833,317
Europe	45,177	50,298	143,510	156,722
Asia	37,570	31,800	105,231	98,350
Rest of the world	7,354	4,917	19,874	17,860
Total net sales	$338,413	$376,355	$1,065,192	$1,106,249

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
3. Inventory
Inventory consisted of the following:

	October 2, 2026	January 2, 2026
Raw materials	$246,347	$226,341
Work-in-process	13,669	22,440
Finished goods	74,234	139,854
Total inventory	$334,250	$388,635

4. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following:

	October 2, 2026	January 2, 2026
Prepaid chassis deposits	$23,152	$67,203
Advanced payments and prepaid contracts	15,001	26,139
Other current assets	54,031	15,082
Total prepaid and other current assets	$92,184	$108,424

5. Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following:

	October 2, 2026	January 2, 2026
Machinery and manufacturing equipment	$179,407	$193,865
Building and building improvements	81,608	83,550
Internal-use computer software	41,599	40,399
Leasehold improvements	26,709	44,279
Information systems, office equipment and furniture	24,957	32,412
Transportation equipment	16,518	25,609
Land and land improvements	15,475	15,561
Total property, plant and equipment	386,273	435,675
Less: accumulated depreciation and amortization	(212,101)	(201,040)
Total property, plant and equipment, net	$174,172	$234,635

The Company’s long-lived assets by geographic location are as follows:

	October 2, 2026	January 2, 2026
United States	$140,904	$196,439
International	33,268	38,196
Total long-lived assets	$174,172	$234,635

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

	October 2, 2026	January 2, 2026
Payroll and related expenses	$21,082	$32,743
Warranty	14,186	15,173
Current portion of lease liabilities	12,461	16,221
Income tax payable	9,111	7,354
Accrued sales rebate	8,402	7,031
Other accrued expenses	15,086	13,573
Total accrued expenses	$80,328	$92,095
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

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Beginning warranty liability	$14,201	$18,543	$15,173	$21,593
Charge to cost of sales	4,431	2,204	13,058	6,351
Changes in warranty related to business divestitures	(319)	—	(319)	—
Costs incurred	(4,127)	(4,797)	(13,726)	(11,994)
Ending warranty liability	$14,186	$15,950	$14,186	$15,950
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
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “First Amendment”) amending the Credit Agreement. The First Amendment provided the Company with a term loan in an amount of $400,000 (the “Incremental Term A Loan”) and a delayed draw term loan in an amount of $200,000 (the “Delayed Draw Term Loan” and, together with the Incremental Term A Loan, the “Incremental Term Loans”), each of which are permitted under the Credit Agreement, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company from and including December 6, 2023, until the earlier of (i) May 14, 2024 and (ii) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the Credit Agreement.
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

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The Sixth Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 2, 2026.
At October 2, 2026, the one-month SOFR and three-month SOFR rates were 3.76% and 3.69%, respectively. At October 2, 2026, our weighted-average interest rate on outstanding borrowing was 5.87%.
The following table summarizes the revolver:

	October 2, 2026	January 2, 2026
Amount outstanding	$105,000	$150,000
Standby letters of credit	296	167
Available borrowing capacity	394,704	349,833
Total borrowing capacity	$500,000	$500,000

As of October 2, 2026, future principal payments for term loan debt, including the current portion, are summarized as follows:

For fiscal year	October 2, 2026
2026	$6,719
2027	26,875
2028	26,875
2029	26,875
2030	212,281
Total	$299,625
Debt issuance cost	(7,200)
Long-term debt, net of issuance cost	$292,425
Less: current portion	(26,875)
Long-term debt less current portion	$265,550
The Company hedges the variability of cash flows in interest payments associated with portions of its variable rate debt through swap agreements. Refer to Note 9 - Derivatives and Hedging for further details.

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
At October 2, 2026 and January 2, 2026, the Company utilized $9,827 and $9,566, out of a maximum of $30,500 and $38,300 of Ford allocation of chassis, respectively, and $38,236 and $11,152, out of a maximum of $49,500 and $49,500 of GM allocation of chassis, respectively.
The Company incurred interest expenses related to bailment of $1,154 and $677 during the three months ended October 2, 2026 and January 2, 2026, respectively and $2,089 and $2,956 during the nine months ended October 2, 2026 and January 2, 2026, respectively.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
9. Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company utilizes interest rate swaps to limit its exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments based on the SOFR over the lives of the agreements without an exchange of the underlying principal amounts. The Company hedges the variability of cash flows in interest payments associated with portions of its variable rate debt through the interest rate swaps.
As of October 2, 2026 and January 2, 2026, the Company had the following interest rate swap contracts:

Effective Date	Termination Date	Notional Amount	Index
April 5, 2022	April 5, 2027	$100,000	3-Month Term SOFR
September 20, 2024	December 25, 2026	$200,000	3-Month Term SOFR
September 20, 2024	September 21, 2029	$100,000	3-Month Term SOFR
December 26, 2025	December 22, 2028	$100,000	3-Month Term SOFR
On April 5, 2022, the Company entered into a new interest rate swap agreement with a notional amount of $100,000. On August 26, 2024, the Company entered into new interest rate swap agreements with an aggregate notional amount of $400,000, one of which matured on December 26, 2025, with a notional amount of $100,000. On December 16, 2025, the Company entered into a new three-year interest rate swap agreement, effective December 26, 2025, with a notional amount of $100,000.
In the third quarter of fiscal year 2026, the Company completed its sale of Marucci Sports, LLC subsidiary and applied the proceeds to pay down the Term Loan under the Sixth Amended Credit Agreement. Refer to Note 15 - Divestitures for additional information on the divestiture. As a result, the aggregate notional of hedging instruments designated in the Company’s cash flow hedging program of interest rate risk exceeded the total principal of hedged variable-rate debt. As a result of the reduction in debt principal, the Company determined that portions of the hedged forecasted transactions were no longer probable of occurring and de-designated three interest rate swaps with an aggregate notional amount of $400,000. Two of these interest rate swaps were directly de-designated due to the reduction in forecasted interest payments, and one additional interest rate swap was de-designated voluntarily to facilitate the Company’s planned re-designation of the two aforementioned derivatives. The Company immediately reclassified from accumulated other comprehensive income (“AOCI”) to earnings the portion of prior gains and losses recorded within AOCI that are associated with the forecasted interest payments that are probable of not occurring, which resulted in a gain of $329 recorded in interest expense. The remaining balance in AOCI associated with the de-designated hedging relationships continue to be reclassified to interest expense in the periods in which the originally hedged forecasted interest payments occur and affect earnings.
Subsequently, the Company re-designated the two interest rate swaps with an aggregate notional amount of $200,000 as hedging instruments in new cash flow hedging relationships. As the two interest rate swaps had non-zero fair values when they were re-designated, the initial fair values are reclassified to earnings on a systematic and rational basis using the swaplet method over the periods in which the newly hedged forecasted interest payments affect earnings.
After the de-designation and re-designation of these hedging relationships, the aggregate designated notional was reduced to $300,000 for the affected periods, which is lower than the amount of outstanding variable-rate debt.
The interest rate swaps are indexed to a three-month Term SOFR as defined in the agreements. The designated interest rate swaps meet the criteria as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), and are recorded to prepaids and other current assets, other assets, accrued expenses, or other liabilities on the condensed consolidated balance sheets. Refer to Note 10 - Fair Value Measurements and Financial Instruments for additional information on determining the fair value. The unrealized gains or losses, after tax, will be recorded in accumulated other comprehensive income, a component of equity, and are expected to be reclassified into interest expense on the condensed consolidated statements of operations when the forecasted transactions affect earnings. As required under ASC 815, the interest rate swap contracts’ effectiveness will be assessed on a quarterly basis using a quantitative regression analysis.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The components of, and changes in, AOCI relating to the Company’s cash flows hedges were as follows:

	For the three months ended		For the nine months ended		Location of amounts reclassified from AOCI
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Beginning balance	$4,955	$2,045	$380	$8,014
Gains (losses) deferred in AOCI	3,760	275	8,426	(1,543)
Amounts reclassified from AOCI related to active cash flow hedges	(531)	(1,062)	(1,501)	(3,283)	Interest expense
Amounts reclassified from AOCI related to discontinued hedges	(329)	—	(329)	(783)	Interest expense
Aggregate tax effects on AOCI activity	690	(189)	1,569	(1,336)
Ending balance	$8,545	$1,069	$8,545	$1,069
As of October 2, 2026 and January 2, 2026, the fair values of the Company’s interest rate swap contracts were recorded on the condensed consolidated balance sheets as follows:

	Assets				Liabilities
	October 2, 2026		January 2, 2026		October 2, 2026	January 2, 2026
Derivatives designated as hedging instruments
Interest rate swaps - Cash flow hedges	$7,007		$1,068		$—	$762
Derivatives not designated as hedging instruments
Interest rate swaps	214		—		—	—
Total derivatives	$7,221	(1)	$1,068	(2)	$—	$762	(3)
(1) Includes a current portion of $1,094 recorded in prepaids and other assets, and a noncurrent portion of $6,127 recorded in other assets.
(2) Represents a noncurrent amount of $1,068 recorded in other assets.
(3) Includes a current portion of $407 recorded in accrued expenses, and a noncurrent amount of $355 recorded in other liabilities.
Based on the valuation at October 2, 2026, and assuming market rates remain constant, the Company estimates that $1,978 of existing net gain in AOCI, before tax, related to the interest rate swap contracts will be reclassified as a decrease to interest expense over the next 12 months.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
10. Fair Value Measurements and Financial Instruments
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the following periods:

	October 2, 2026				January 2, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plan investments	$4,886	$—	$—	$4,886	$4,693	$—	$—	$4,693
Interest rate swaps	—	7,221	—	7,221	—	1,068	—	1,068
Total assets measured at fair value	$4,886	$7,221	$—	$12,107	$4,693	$1,068	$—	$5,761
Liabilities:
Term loan	$—	$299,625	$—	$299,625	$—	$530,781	$—	$530,781
Revolver	—	105,000	—	105,000	—	150,000	—	150,000
Deferred compensation plan liabilities	4,861	—	—	4,861	4,675	—	—	4,675
Interest rate swaps	—	—	—	—	—	762	—	762
Total liabilities measured at fair value	$4,861	$404,625	$—	$409,486	$4,675	$681,543	$—	$686,218
There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 categories of the fair value hierarchy during the three and nine months ended October 2, 2026.
As of October 2, 2026, the carrying amount of the principal under the Sixth Amended Credit Agreement approximated fair value because they had variable interest rates that reflected market changes in interest rates and changes in the Company’s net leverage ratio.
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
There were no repurchases of common stock during the nine months ended October 2, 2026 and October 3, 2025. As of October 2, 2026, authorized repurchases of $250,000 remain available to the Company.
Equity Incentive Plans
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations:

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Cost of sales	$89	$211	$611	$856
Sales and marketing	304	316	1,074	1,167
Research and development	288	340	1,232	1,067
General and administrative	1,544	2,153	6,801	7,847
Total	$2,225	$3,020	$9,718	$10,937
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
The following table summarizes the activity for the Company’s unvested restricted stock units (“RSUs”) for the nine months ended October 2, 2026:

	Unvested RSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 2, 2026	746	$33.95
Granted	653	$18.03
Canceled	(131)	$26.08
Vested	(321)	$38.53
Unvested at October 2, 2026	947	$22.51
As of October 2, 2026, the Company had approximately $15,229 of unrecognized stock-based compensation expense related to RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.80 years.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
During the nine months ended October 2, 2026, the Company issued performance-based restricted stock units (“PSUs”) to certain executives that represent shares potentially issuable in the future. Issuance is based upon the Company’s performance, over a three-year performance period, on certain measures including return on invested capital and free cash flow. The PSUs vest only upon the achievement of the applicable performance goals for the performance period and, depending on the actual achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs.
The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended October 2, 2026:

	Unvested PSUs
	Number of shares outstanding	Weighted-average grant date fair value
Unvested at January 2, 2026	464	$35.03
Granted	595	$18.03
Canceled	(36)	$37.57
Vested	—	$—
Unvested at October 2, 2026	1,023	$25.06
The fair value of PSUs is calculated based on the stock price on the grant date, assuming the performance goals will be achieved at target. The stock-based compensation expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation expense for unvested PSUs could reach a maximum of $20,107, assuming achievement at the maximum level. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.21 years.

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
The Company excluded 308 and 392 shares from the calculation of diluted earnings per share for the three and nine months ended October 2, 2026, respectively, and 294 and 287 shares from the calculation of diluted earnings per share for the three and nine months ended October 3, 2025, respectively, as these shares would have been antidilutive. Due to the net loss reported for the three and nine months ended October 2, 2026 and October 3, 2025, there were no dilutive shares included in the calculation of diluted net loss per share for the periods.
The following table presents the calculation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net loss attributable to FOX stockholders	$(109,620)	$(634)	$(120,563)	$(257,584)

Weighted average shares used to compute basic earnings per share	42,040	41,816	41,969	41,771
Dilutive effect of employee stock plans	—	—	—	—
Weighted average shares used to compute diluted earnings per share	42,040	41,816	41,969	41,771
Net loss per share:
Basic	$(2.61)	$(0.02)	$(2.87)	$(6.17)
Diluted	$(2.61)	$(0.02)	$(2.87)	$(6.17)

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
13. Income Taxes

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Provision (benefit) for income taxes	$1,534	$2,286	$3,194	$1,449
Effective tax rates	(1.4)%	140.8%	(2.7)%	(0.6)%
For the three months ended October 2, 2026, the difference between the Company’s effective tax rate of (1.4)% and the 21% federal statutory rate was primarily due to lower pre-tax earnings for the quarter and the tax effects recognized in connection with divestiture transactions completed during the period.
For the nine months ended October 2, 2026, the difference between the Company’s effective tax rate of (2.7)% and the 21% federal statutory rate was primarily due to lower pre‑tax earnings and the tax effects of discrete items recognized in connection with the divestiture of entities.
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
Aftermarket Applications Group: This segment operates 10 plants across the United States. Our range of aftermarket applications products includes premium products under the BDS Suspension, Zone Offroad, JKS Manufacturing, RT Pro UTV, 4x4 Posi-Lok, Ridetech, Tuscany, Outside Van (divested during the three months ended October 2, 2026), SCA, RTR, Fun-Haver, and Custom Wheel House brands designed for off-road vehicles and trucks, side-by-sides, on-road vehicles with and without off-road capabilities, specialty vehicles and applications, and commercial trucks.
Specialty Sports Group: This segment operates 3 plants and 8 distribution facilities (3 in the United States, 3 in Taiwan, and 1 facility each in Australia, Canada, Sweden, Switzerland, and United Kingdom). Our bike product offerings are used on a wide range of performance mountain bikes, e-bikes, and gravel bikes under the FOX, Race Face, Easton Cycling, and Marzocchi brands. These products are sold through both OEM and aftermarket channels. Previously, our products for diamond sports included premium baseball and softball equipment under the Marucci, Victus, Lizard Skins, and Baum Bat brands and were sold through dealers and distributors and through direct-to-customer channels. These diamond sports brands were divested during the third quarter of fiscal year 2026. Refer to Note 15 - Divestitures for additional information.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Description of the Business, Basis of Presentation and Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as filed with the SEC on February 27, 2026.
We measure the profitability and financial performance of our operating segments based on adjusted EBITDA. Adjusted EBITDA provides a measure of our underlying segment results that is in line with our approach to risk management. We define adjusted EBITDA as net income (loss) adjusted for (i) interest and other expense (income), net, (ii) income tax or tax benefits, (iii) amortization of purchased intangibles, (iv) depreciation, (v) stock-based compensation, (vi) litigation and settlement related expenses, (vii) organizational restructuring expenses, (viii) acquisition and integration-related expenses, (ix) strategic transformation costs, (x) goodwill impairment, and (xi) losses on divestitures.
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

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net sales
Powered Vehicles Group	$130,975	$125,872	$398,581	$371,484
Specialty Sports Group	113,618	132,716	348,454	390,940
Aftermarket Applications Group	93,820	117,767	318,157	343,825
Net sales	$338,413	$376,355	$1,065,192	$1,106,249

Adjusted EBITDA
Powered Vehicles Group	14,999	18,909	53,375	49,679
Specialty Sports Group	39,589	27,489	84,731	81,269
Aftermarket Applications Group	8,510	12,449	36,066	45,458
	$63,098	$58,847	$174,172	$176,406
Reconciliation of segment adjusted EBITDA
Unallocated corporate expenses	(12,702)	(14,428)	(42,615)	(43,093)
Losses on divestitures	(121,331)	—	(131,943)	—
Goodwill impairment	—	—	—	(262,129)
Depreciation and amortization(1)	(19,646)	(23,001)	(60,830)	(66,189)
Non-cash stock-based compensation	(2,225)	(3,020)	(9,718)	(10,937)
Strategic transformation costs(2)	(3,211)	—	(8,678)	(20)
Organizational restructuring expenses(3)	(1,413)	(2,664)	(3,787)	(8,908)
Litigation and settlement-related expenses	(234)	(300)	(542)	(1,490)
Other acquisition and integration-related expenses(4)	(52)	(572)	(270)	(1,928)
Interest and other expense, net	(10,475)	(13,238)	(33,304)	(37,954)
Consolidated (loss) income before income taxes	$(108,191)	$1,624	$(117,515)	$(256,242)

(1) Depreciation excludes amortization for purchase accounting property, plant and equipment fair value adjustment and accelerated depreciation related to organizational restructuring initiatives.
(2) Represents third-party consulting, advisory and other direct costs incurred in connection with the Company’s multi-phase profit optimization and transformation program and its review of strategic alternatives for non-core assets.
(3) Represents expenses associated with various restructuring initiatives intended to improve operational efficiency, realign resources, and support the Company’s long-term strategic objectives, including employee severance, relocation expenses, and consulting and advisory fees.
(4) Represents various acquisition-related costs and expenses incurred to integrate acquired entities into the Company’s operations and the impact of the finished goods inventory valuation adjustment recorded in connection with the purchase of acquired assets.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
The CODM relies on adjusted EBITDA for assessing performance and allocating resources across segments. On a regular basis, the CODM reviews budget-to-actual variances for adjusted EBITDA to guide capital and personnel distribution. During the annual budgeting and forecasting process, segment adjusted EBITDA is used by the CODM to measure segment performance and to allocate resources such as employees, financial assets, or capital. Additionally, adjusted EBITDA is reviewed by the CODM in evaluating the efficiency of cost management strategies within each segment, ensuring that financial and operational resources are optimized and aligned with the Company’s overall strategic objectives. No expense details by segment are regularly provided to the CODM, and accordingly, no significant segment expenses have been disclosed. The CODM reviews consolidated expense information.
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

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Powered Vehicles Group	$115,976	$106,963	$345,206	$321,805
Aftermarket Applications Group	$85,310	$105,318	$282,091	$298,367
Specialty Sports Group	$74,029	$105,227	$263,723	$309,671
15. Divestitures
Arizona AAG Divestiture
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
The consideration consisted of $5,000 in cash and a promissory note receivable of $22,575, bearing interest at a rate of 6.75% per annum, with a maturity date of June 30, 2028. As of October 2, 2026, the Company recorded a $10,139 loss associated with the sale that is presented in losses on divestitures on the condensed consolidated statement of operations. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and, therefore, is not reported as a discontinued operation.
As part of the divestiture, the Company obtained a warrant to purchase 10% of the fully diluted common equity of S&G at a nominal exercise price of $0.01 per share. The warrant is exercisable beginning on the earlier of February 26, 2029 or upon notice of a fundamental transaction involving S&G, and expires on February 26, 2036. The warrant is exercisable through cash exercise only. The initial fair value of the warrant was determined to be zero based on a Level 3 measurement under ASC 820, using unobservable inputs including management's assessment of the enterprise value of S&G, the capital structure and leverage of the entity, the historical financial performance of the underlying businesses, and the impact of the exercise lockout period on time value. The Company elected to account for the warrant under the measurement alternative in ASC 321-10-35-2, measuring it at cost minus impairment, adjusted for observable price changes. As of October 2, 2026, the carrying amount of the warrant was zero. No impairments, downward adjustments, or upward adjustments have been recognized since the warrant was obtained.
In connection with the divestiture, the Company retained two operating leases and entered into sublease arrangements with the buyer. The subleases had a weighted-average remaining term of approximately 5.31 years and were expected to provide aggregate sublease income of approximately $10,110. The Company’s obligations under the head leases were unchanged by the sublease arrangements.

FOX FACTORY HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(in thousands)
(unaudited)
Marucci Divestiture
On September 25, 2026, the Company completed the sale of Wheelhouse Holdings Inc. (“Wheelhouse”), the parent company of the operating entity, Marucci Sports, LLC (“Marucci”), a business within the SSG segment, to Squared Up Holdings, LLC (the “Purchaser”) for consideration that consisted of $200,000 in cash and an unsecured subordinated promissory note receivable of $25,000, including interest (the “Marucci Divestiture”). Squared Up Holdings, LLC is an acquisition vehicle for an investor group led by and including members of Marucci’s existing senior management. The promissory note bears interest at a rate of 4.55% per annum, with a maturity date of December 31, 2026. The Company recorded a $116,287 loss associated with the sale that is presented in losses on divestitures on the condensed consolidated statement of operations. The divestiture resulted from the Company’s ongoing efforts to streamline operations and did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. Accordingly, the results of operations and financial position of Marucci are presented within continuing operations for all historical periods presented.
The contribution to pre-tax income (loss) within loss from continuing operations attributable to Marucci was $5,304 and $(1,053) for the three months ended October 2, 2026 and October 3, 2025, respectively, and $(8,022) and $(7,508) for the nine months ended October 2, 2026 and October 3, 2025, respectively.
The carrying amounts of the major classes of assets and liabilities disposed of at the transaction date, including the calculation of the loss on sale are as follows:

(in thousands)	Carrying amount
Cash and cash equivalents	$7,005
Accounts receivable	17,320
Inventory	60,211
Prepaid and other current assets	1,956
Property and equipment, net	30,175
Lease right-of-use assets	29,855
Goodwill	34,300
Intangibles, net	227,532
Other assets	688
Total assets	$409,042
Accounts payable	10,655
Accrued expenses	7,777
Other liabilities	57,134
Total liabilities	75,566
Non-controlling interest	(325)
Net assets disposed of (a)	333,801
Consideration received (b)	225,000
Loss on disposal before certain adjustments (b) - (a)	(108,801)
Transaction costs (c)	(7,486)
Loss on disposal (b) - (a) - (c)	$(116,287)
In connection with the divestiture, the Company entered into a sublease agreement for a facility shared with Marucci. The sublease had a remaining term of approximately 7.58 and was expected to provide aggregate sublease income of approximately $3,731. The Company’s obligations under the head lease were unchanged by the sublease arrangement.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, which are subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements generally relate to future events or our future financial or operating performance that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “can,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “likely,” “potential”, “remain”, or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to numerous risks and uncertainties, including but not limited to risks related to:
•changes in general economic conditions, including, among others, market and macro-economic disruptions resulting from escalating tensions between China and Taiwan, the continuing conflicts and instability in the Middle East, or similar events, due to inflation, higher interest rates, or tariffs, or due to the spread of infectious or contagious disease or public health issues;
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

•our ability to execute our cost optimization efforts and identify and capitalize on other strategic initiatives, which has included and may include possible divestitures, sales, or related transactions involving one or more of our businesses or assets and any other actions we take related to our strategic review of our portfolio;
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

Results of Operations
The table below summarizes our results of operations:

	For the three months ended		For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net sales	$338.4	$376.4	$1,065.2	$1,106.2
Cost of sales	231.8	261.9	742.5	765.1
Gross profit	106.6	114.5	322.7	341.1
Operating expenses:
Losses on divestitures	121.3	—	131.9	—
Goodwill impairment	—	—	—	262.1
General and administrative	32.2	37.7	105.0	114.0
Sales and marketing	26.9	32.7	89.6	96.7
Research and development	15.1	18.6	52.1	53.5
Amortization of purchased intangibles	9.7	10.4	29.7	31.7
Total operating expenses	205.2	99.4	408.4	558.1
(Loss) income from operations	(98.6)	15.1	(85.8)	(217.0)
Interest expense	11.1	13.9	34.9	41.2
Other income, net	(1.5)	(0.4)	(3.2)	(2.0)
(Loss) income before income taxes	(108.2)	1.6	(117.5)	(256.2)
Provision for income taxes	1.5	2.3	3.2	1.4
Net loss	$(109.7)	$(0.7)	$(120.7)	$(257.7)
Less: net loss attributable to non-controlling interest	(0.1)	—	(0.1)	(0.1)
Net loss attributable to FOX stockholders	$(109.6)	$(0.6)	$(120.6)	$(257.6)
*Amounts may not foot due to rounding.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

	For the three months ended		For the nine months ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5	69.6	69.7	69.2
Gross profit	31.5	30.4	30.3	30.8
Operating expenses:
Losses on divestitures	35.9	—	12.4	—
Goodwill impairment	—	—	—	23.7
General and administrative	9.5	10.0	9.9	10.3
Sales and marketing	7.9	8.7	8.4	8.7
Research and development	4.4	4.9	4.9	4.8
Amortization of purchased intangibles	2.9	2.8	2.8	2.9
Total operating expenses	60.6	26.4	38.3	50.4
(Loss) income from operations	(29.1)	4.0	(8.1)	(19.6)
Interest expense	3.3	3.7	3.3	3.7
Other income, net	(0.5)	(0.1)	(0.3)	(0.2)
(Loss) income before income taxes	(32.0)	0.4	(11.0)	(23.2)
Provision for income taxes	0.5	0.6	0.3	0.1
Net loss	(32.4)%	(0.2)%	(11.3)%	(23.3)%
Less: net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to FOX stockholders	(32.4)%	(0.2)%	(11.3)%	(23.3)%
*Percentages may not foot due to rounding.

Three months ended October 2, 2026 compared to three months ended October 3, 2025
Net sales

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Net sales	$338.4	$376.4	$(38.0)	(10.1)%
Total net sales for the three months ended October 2, 2026 decreased $38.0 million, or 10.1%, compared to the three months ended October 3, 2025. The decrease in net sales is driven by limited chassis availability for our upfit businesses, macroeconomic conditions impacting dealers and consumers, order timing, and channel destocking in response to market-wide economic conditions, and lost revenues from divested businesses, partially offset by strengthening demand across powersports products.
Cost of sales

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Cost of sales	$231.8	$261.9	$(30.1)	(11.5)%
Cost of sales for the three months ended October 2, 2026 decreased $30.1 million, or 11.5%, compared to the three months ended October 3, 2025. The decrease in cost of sales is mainly due to lower sales and our optimization efforts. Our gross margin increased 110 basis points to 31.5% for the three months ended October 2, 2026, as compared to the same prior fiscal year period, primarily due to tariff refunds, partially offset by shifts in our product line mix and higher external input costs, including freight, commodities and fuel.
Operating expenses

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Operating expenses:
Losses on divestitures	$121.3	$—	$121.3	N/A
General and administrative	32.2	37.7	(5.5)	(14.6)%
Sales and marketing	26.9	32.7	(5.8)	(17.7)
Research and development	15.1	18.6	(3.5)	(18.8)
Amortization of purchased intangibles	9.7	10.4	(0.7)	(6.7)
Total operating expenses	$205.2	$99.4	$105.8	106.4%
Total operating expenses for the three months ended October 2, 2026 were $205.2 million, compared to $99.4 million for the three months ended October 3, 2025. During the three months ended October 2, 2026, we completed the sales of Marucci and Outside Van, and recognized $121.3 million in losses on divestitures. General and administrative expenses decreased $5.5 million and sales and marketing expenses decreased by $5.8 million mainly due to our optimization initiative, including lower general and administrative expense and reduced discretionary spending.

(Loss) income from operations

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
(Loss) income from operations	$(98.6)	$15.1	$(113.7)	(753.0)%
As a result of the factors discussed above, income from operations for the three months ended October 2, 2026 decreased $113.7 million, to a loss of $98.6 million, compared to income from operations of $15.1 million for the three months ended October 3, 2025.
Interest and other expense, net

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Interest expense	$11.1	$13.9	$(2.8)	(20.1)%
Other income, net	(1.5)	(0.4)	(1.1)	(275.0)
Interest and other expense, net	$9.6	$13.5	$(3.9)	(28.9)%
Interest and other expense, net for the three months ended October 2, 2026 decreased by $3.9 million to $9.6 million, compared to $13.5 million for the three months ended October 3, 2025 driven by lower outstanding debt.
Income taxes

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Provision for income taxes	$1.5	$2.3	$(0.8)	(34.8)%
The effective tax rates were (1.4)% and 140.8% for the three months ended October 2, 2026 and October 3, 2025, respectively.
For the three months ended October 2, 2026, the difference between the Company’s effective tax rate of (1.4)% and the 21% federal statutory rate was primarily due to lower pre-tax earnings for the quarter and the tax effects recognized in connection with divestiture transactions recorded during the period.
For the three months ended October 3, 2025, the difference between our effective tax rate of 140.8% and the 21% federal statutory rate was due to the unfavorable impact of discrete items in proportion to lower levels of pre-tax income.
Net loss

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Net loss	$(109.7)	$(0.7)	$(109.0)	15,571.4%
As a result of the factors described above, our net loss increased $109.0 million, to $109.7 million for the three months ended October 2, 2026 from $0.7 million for the three months ended October 3, 2025.

Segment Review
We manage our activities based on three operating segments: PVG, AAG, and SSG.
For additional financial information related to our operating segments including the reconciliation of consolidated net (loss) income to adjusted EBITDA, see Note 14 – Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the three months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$131.0	$125.9	$5.1	4.1%
Specialty Sports Group	113.6	132.7	(19.1)	(14.4)
Aftermarket Applications Group	93.8	117.8	(24.0)	(20.4)
Net sales	$338.4	$376.4	$(38.0)	(10.1)%

Adjusted EBITDA
Powered Vehicles Group	$15.0	$18.9	$(3.9)	(20.6)%
Specialty Sports Group	$39.6	$27.5	$12.1	44.0%
Aftermarket Applications Group	$8.5	$12.4	$(3.9)	(31.5)%
*Numbers may not foot due to rounding.
Powered Vehicles Group
Powered Vehicles Group net sales increased by $5.1 million, or 4.1%, mainly due to strengthening demand in powersports.
Powered Vehicles Group adjusted EBITDA decreased by $3.9 million, or 20.6%, primarily due to lower gross profit, partially offset by decreases in operating expenses.
Specialty Sports Group
Specialty Sports Group net sales decreased by $19.1 million, or 14.4%, primarily due to order timing and channel destocking in response to market-wide economic conditions.
Specialty Sports Group adjusted EBITDA increased by $12.1 million, or 44.0%, primarily due to higher gross profit driven by tariff refunds, and decreases in operating expenses.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $24.0 million, or 20.4% primarily due to limited chassis availability for our upfit businesses, macroeconomic conditions impacting dealers and consumers, and the loss of revenues from divested businesses.
Aftermarket Applications Group adjusted EBITDA decreased by $3.9 million, or 31.5%, mainly due to lower gross profit, partially offset by decreases in operating expenses.

Nine months ended October 2, 2026 compared to nine months ended October 3, 2025
Consolidated net sales

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Net sales	$1,065.2	$1,106.2	$(41.0)	(3.7)%
Total net sales for the nine months ended October 2, 2026 decreased $41.0 million, or 3.7%, compared to the nine months ended October 3, 2025. The decrease in net sales is mainly due to order timing and channel destocking in response to market-wide economic conditions, the loss of revenues from divested businesses and constrained availability of chassis for our upfit businesses, partially offset by increased demand for aftermarket products, and strengthening demand in powersports.
Cost of sales

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Cost of sales	$742.5	$765.1	$(22.6)	(3.0)%
Cost of sales for the nine months ended October 2, 2026 decreased $22.6 million, or 3.0%, compared to the nine months ended October 3, 2025. The decrease in cost of sales is primarily due to lower sales and our optimization efforts. Our gross margin decreased by 50 basis points to 30.3% for the nine months ended October 2, 2026, as compared to the same prior fiscal year period, primarily due to higher external input costs, including freight, commodities and fuel, and shifts in our product line mix, partially offset by cost savings realization and net tariff impact.
Operating expenses

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Operating expenses:
Losses on divestitures	$131.9	$—	$131.9	N/A
Goodwill impairment	—	262.1	(262.1)	N/A
General and administrative	105.0	114.0	(9.0)	(7.9)%
Sales and marketing	89.6	96.7	(7.1)	(7.3)
Research and development	52.1	53.5	(1.4)	(2.6)
Amortization of purchased intangibles	29.7	31.7	(2.0)	(6.3)
Total operating expenses	$408.4	$558.1	$(149.7)	(26.8)%
*Numbers may not foot due to rounding.
Total operating expenses for the nine months ended October 2, 2026 were $408.4 million, compared to $558.1 million for the nine months ended October 3, 2025. During the nine months ended October 2, 2026, we recognized losses on divestitures of $131.9 million. During the nine months ended October 3, 2025, we recognized an impairment charge of $262.1 million as a result of our quantitative assessment on goodwill triggered by adverse changes in U.S. tariff policies, new and expanded tariffs enacted by the current presidential administration, and resulting sustained decline in our stock price. General and administrative, and sales and marketing expenses decreased $9.0 million and $7.1 million, respectively, primarily on our strategic optimization initiatives.

Loss from operations

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Loss from operations	$(85.8)	$(217.0)	$131.2	60.5%
As a result of the factors discussed above, loss from operations for the nine months ended October 2, 2026 decreased $131.2 million, or 60.5%, compared to loss from operations for the nine months ended October 3, 2025.
Interest and other expense, net

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Interest expense	$34.9	$41.2	$(6.3)	(15.3)%
Other income, net	(3.2)	(2.0)	(1.2)	(60.0)
Interest and other expense, net	$31.7	$39.2	$(7.5)	(19.1)%
Interest and other expense, net for the nine months ended October 2, 2026 decreased by $7.5 million to $31.7 million, compared to $39.2 million for the nine months ended October 3, 2025, mainly due to lower outstanding debt.
Income taxes

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Provision for income taxes	$3.2	$1.4	$1.8	128.6%
The effective tax rates were (2.7)% and (0.6)% for the nine months ended October 2, 2026 and October 3, 2025, respectively.
For the nine months ended October 2, 2026, the difference between the Company’s effective tax rate of (2.7)% and the 21% federal statutory rate was primarily due to lower pre‑tax earnings and the tax effects of discrete items recognized in connection with the divestiture of entities.
For the nine months ended October 3, 2025, the difference between our effective tax rate of (0.6)% and the 21% federal statutory rate was due to the impairment impact of non-deductible goodwill.
Net loss

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Net loss	$(120.7)	$(257.7)	$137.0	53.2%
As a result of the factors described above, our net loss decreased $137.0 million to $120.7 million for the nine months ended October 2, 2026 from $257.7 million for the nine months ended October 3, 2025.

Segment Review
For additional financial information related to our operating segments including the reconciliation of consolidated net (loss) income to adjusted EBITDA, see Note 14. Segment Information.
The following table summarizes consolidated net sales and adjusted EBITDA by segment:

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025	Change ($)	Change (%)
Net sales
Powered Vehicles Group	$398.6	$371.5	$27.1	7.3%
Specialty Sports Group	348.5	390.9	(42.4)	(10.8)
Aftermarket Applications Group	318.2	343.8	(25.6)	(7.4)
Net sales	$1,065.2	$1,106.2	$(41.0)	(3.7)%

Adjusted EBITDA
Powered Vehicles Group	$53.4	$49.7	$3.7	7.4%
Specialty Sports Group	$84.7	$81.3	$3.4	4.2%
Aftermarket Applications Group	$36.1	$45.5	$(9.4)	(20.7)%
*Numbers may not foot due to rounding.
Powered Vehicles Group
Powered Vehicles Group net sales increased by $27.1 million, or 7.3%, primarily due to strengthening demand in powersports.
Powered Vehicles Group adjusted EBITDA increased by $3.7 million, or 7.4%, mainly driven by lower operating expenses from our strategic optimization initiatives.
Specialty Sports Group
Specialty Sports Group net sales decreased by $42.4 million, or 10.8%, mainly attributable to order timing and channel destocking in response to market-wide economic conditions.
Specialty Sports Group adjusted EBITDA increased by $3.4 million, or 4.2%, primarily driven by lower operating expenses from our strategic optimization initiatives.
Aftermarket Applications Group
Aftermarket Applications Group net sales decreased by $25.6 million, or 7.4%, mainly attributed to the loss of revenues from divested businesses and constrained availability of chassis for our upfit businesses, partially offset by increased demand for aftermarket products.
Aftermarket Applications Group adjusted EBITDA decreased by $9.4 million, or 20.7%, driven by a decrease in gross profit, partially offset by decreases in operating expenses from our strategic optimization initiatives.

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
As of October 2, 2026, we held $8.3 million of our $45.4 million of cash and cash equivalents in accounts of our subsidiaries outside of the U.S., which we may repatriate.
A summary of our operating, investing, and financing activities is shown in the following table:

	For the nine months ended
(in millions)	October 2, 2026	October 3, 2025
Net cash provided by operating activities	$74.7	$42.8
Net cash provided by (used in) investing activities	193.9	(27.2)
Net cash used in financing activities	(280.2)	(21.5)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.4)
Change in cash and cash equivalents	$(12.6)	$(6.3)
*Amounts may not foot due to rounding.
We expect that cash on hand, cash flows from operations and availability under our Credit Agreement will be sufficient to fund our operations during the next 12 months from the date of this Form 10-Q and beyond.
Operating activities
In the nine months ended October 2, 2026, net cash provided by operating activities was $74.7 million. Our investment in operating assets and liabilities is mainly a result of an increase in inventory of $38.4 million, an increase in accounts receivable of $9.5 million, a decrease in accounts payable of $8.3 million, and a decrease in accrued expenses and other liabilities of $7.4 million, partially offset by a decrease in prepaids and other assets of $52.3 million, net of the impact of the divestitures. Inventory increased primarily due to planned inventory builds to support anticipated demand. The change in our accounts receivable reflects the timing of customer collections. The change in accounts payable reflects the timing of vendor payments. The decrease in accrued expenses and other liabilities is driven by amortization of lease liabilities. Prepaids and other assets decreased primarily due to lower prepaid chassis.
In the nine months ended October 3, 2025, net cash provided by operating activities was $42.8 million. Our investment in operating assets and liabilities is a result of an increase in accounts receivable of $30.7 million, a decrease in accrued expenses and other liabilities of $16.8 million, an increase in inventory of $4.9 million, a decrease in income taxes payable of $4.8 million, partially offset by an increase in accounts payable of $8.3 million and a decrease in prepaids and other assets of $3.9 million. The change in our accounts receivable reflects an increase in our sales and the timing of customer collections. The decrease in accrued expenses and other liabilities is driven by a reduction in warranty reserve, a decrease in lease liabilities due to lease terminations, and payments for various accruals. The decrease in income taxes payable is mainly due to our income tax payments. Inventory increased primarily due to planned inventory builds to support anticipated demand, the impact from higher tariffs, and foreign currency translation, partially offset by our efforts to optimize inventory levels. The change in our accounts payable is driven by timing of inventory purchases and vendor payments. The decrease in prepaids and other assets is primarily due to lower chassis deposits driven by working capital optimization efforts.
Investing activities
In the nine months ended October 2, 2026 and October 3, 2025, net cash provided by investing activities was $193.9 million and net cash used by investing activities was $27.2 million, respectively. Investing activities for the nine months ended October 2, 2026 consisted of $204.9 million net proceeds from the divestitures and $3.1 million proceeds from sales of assets, partially offset by $14.1 million of property and equipment additions. Investing activities for the nine months ended October 3, 2025 consisted of $28.0 million of property and equipment additions and $0.8 million proceeds from sales of assets.

Financing activities
In the nine months ended October 2, 2026, net cash used in financing activities was $280.2 million, and consisted of $231.2 million repayments on our term loan, payments of $152.0 million to reduce the revolver borrowings, offset by proceeds from our revolver of $107.0 million that were used to support our working capital, $2.4 million debt modification costs, and payments of $1.6 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
In the nine months ended October 3, 2025, net cash used in financing activities was $21.5 million, and consisted of payments of $79.0 million to reduce the revolver borrowings, partially offset by proceeds from the revolver of $77.0 million that were used to support our working capital, $18.2 million quarterly repayments on our term loans, and payments of $1.3 million to repurchase shares of our common stock to cover withholding taxes from our stock-based compensation program.
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
On November 14, 2023, in connection and concurrently with the closing of the Marucci acquisition, the Company entered into the First Incremental Facility Amendment (the “First Amendment”) amending the Credit Agreement. The First Amendment provided the Company with the Incremental Term A Loan in an amount of $400.0 million and the Delayed Draw Term Loan in an amount of $200.0 million, each of which are permitted under the Credit Agreement, subject to satisfaction of certain conditions. The Incremental Term A Loan was fully funded on November 14, 2023 and used to fund a portion of the consideration owed under the Marucci acquisition. The Delayed Draw Term Loan was available to the Company from and including December 6, 2023, until the earlier of (i) May 14, 2024 and (ii) the date on which the Delayed Draw Term commitments have been terminated. Each Incremental Term Loan is subject to quarterly amortization payments of principal at a rate of 5.00% per annum. The Incremental Term Loans are in the form of term SOFR loans and base rate loans, at the option of the Company, and have an applicable margin ranging from 0.50% to 1.50% for base rate loans and 1.50% to 2.50% for term SOFR loans, subject to adjustment provisions. Each Incremental Term Loan has a maturity date of April 5, 2027, consistent with the Credit Agreement. On May 13, 2024, the Company borrowed the full amount of $200.0 million of the Delayed Draw Term Loan.
On July 31, 2024 and December 20, 2024, the Company entered into the Third and Fourth Amendment to the Credit Facility, respectively to secure an improved covenant profile on its capital structure to provide more flexibility given the uncertain macro environment.
Fifth Amended Credit Agreement
On October 24, 2025, the Company entered into the Fifth Amendment to the Credit Agreement dated as of April 5, 2022, as previously amended.
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
The Sixth Amended Credit Agreement is secured by substantially all of the Company’s assets, restricts the Company’s ability to make certain payments and engage in certain transactions, and requires that the Company satisfy customary financial ratios. The Company was in compliance with the covenants as of October 2, 2026.
At October 2, 2026, the one-month SOFR and three-month SOFR rates were 3.76% and 3.69%, respectively. At October 2, 2026, our weighted-average interest rate on outstanding borrowing was 5.87%.

Recent Developments
Global Trade Actions and Tariffs - New and expanded tariffs announced under the Trump administration and triggered retaliatory actions, by certain affected countries and other foreign governments, have introduced additional costs and uncertainty into our supply chain, which may impact our cost structure and working capital needs. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the Trump administration were unlawful, and U.S. Customs and Border Protection has subsequently implemented a process through which eligible importers may apply for refunds of tariffs previously paid. While we are evaluating our eligibility and the potential recoverability and timing of any such refunds, the process is subject to administrative requirements and uncertainty, and any refunds are not assured. In July 2026, the administration announced new tariffs ranging from 10% to 12.5 % for over sixty countries, citing that the tariffs target countries with forced labor practices. Some countries hit by the new tariffs have objected to labor claims and the ultimate outcome of any legal challenges to the tariffs is still to be determined. We continue to assess the potential effects of these developments on our supply chain and sourcing strategies as well as our future operating results, cash flows, and working capital. Although we may experience volatility in cash flows as trade policies and refund mechanisms evolve, we believe our existing liquidity and access to the Sixth Amended Credit Agreement provide sufficient flexibility to manage these developments.
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
Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2026. Based on the evaluation of our disclosure controls and procedures as of October 2, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments in the legal proceeding previously disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2026.
ITEM 1A. RISK FACTORS
Our recent Marucci Divestiture may not achieve its expected benefits and could adversely affect our business, financial condition, and results of operations.
The Marucci Divestiture has streamlined our business and increased our focus on our core products and end markets. Consequently, our success is now highly dependent on the performance of our remaining operations, leaving us more exposed to downturns in specific products, customers, industries, and market cycles. Adverse developments affecting these core businesses, such as shifts in customer demand, increased competition, supply chain disruptions, or broader economic volatility, may have a disproportionately greater impact on our financial performance than they would have prior to the Marucci Divestiture. In addition, the Marucci business contributed revenue, earnings and cash flow prior to the divestiture, and there can be no assurance that our remaining operations will generate comparable levels of revenue, profitability or cash flow or that we will successfully redeploy the proceeds from the divestiture in a manner that offsets the loss of such contributions. As a result, the Marucci Divestiture may be dilutive to our earnings, cash flow and financial performance, particularly in the near term. Furthermore, we may fail to realize the anticipated strategic, operational, or financial benefits of the divestiture.
Additionally, our ability to realize the full value of the Marucci Divestiture depends partially on the purchaser’s ability to satisfy its long-term obligations under the promissory note received as part of the sale price. If the purchaser defaults or its creditworthiness is impaired, we may not receive the full expected proceeds. We also remain subject to residual risks from the Marucci Divestiture, including certain retained liabilities, indemnification obligations, post-closing disputes, and purchase price adjustments. The materialization of any of these risks could have a material adverse effect on our financial condition and operational results.
The following risk factor updates and supersedes the risk factor in our most recent Annual Report on Form 10-K titled “Our business depends substantially on our ability to attract and retain experienced and qualified talent, including our senior management team.”
Our recent Chief Executive Officer transition could disrupt our business and result in the loss of other key personnel, which could have a material adverse effect on our business, results of operations and financial condition.
On October 15, 2026, the Company’s Board of Directors (the “Board”) approved a leadership transition plan pursuant to which Michael C. Dennison stepped down from his role as the Company’s Chief Executive Officer and resigned from his role as a member of the Board, effective October 15, 2026. On October 15, 2026, the Board also approved the appointment of Douglas J. Grimm, a member of our Board, as the Interim Chief Executive Officer of the Company, effective October 16, 2026, while the Board searches for a permanent successor. We have incurred, and expect to continue to incur, costs in connection with this transition, including compensation payable to our Interim Chief Executive Officer, executive search costs and payments under the Retirement and Transition Agreement with Mr. Dennison (described in Part II, Item 5 of this Quarterly Report on Form 10-Q). Our future success depends on the continued service and performance of our senior management team and other key employees. Many of them have extensive knowledge of our business, systems and processes and could be difficult to replace, given the limited number of direct competitors in our industry. We do not maintain “key person” life insurance on any of them.
Leadership transitions of this nature may disrupt our business by diverting the attention of our Board and senior management from our strategic priorities, including our profit optimization program. They may also create uncertainty among our employees, customers, OEM partners, suppliers and other stakeholders, and operating under an interim Chief Executive Officer may increase these risks. Uncertainty regarding the timing of the appointment of a permanent Chief Executive Officer, and any changes that person may make to our strategy, priorities or management team, could adversely affect our ability to retain or recruit senior management and other key employees. In addition, volatility in our stock price could reduce the retention value of our equity awards. Competition for qualified personnel in our industry is intense, and we may incur increased compensation and retention costs to attract and retain talent. If we are unable to manage this transition effectively, retain members of our senior management team and other key employees, or identify and successfully integrate a permanent Chief Executive Officer, our business, results of operations and financial condition could be materially and adversely affected.

Except as noted in this Item 1A and as previously disclosed in Part II, Item 1A of our Quarterly Reports on Forms 10-Q for the quarters ended April 3, 2026 and July 3, 2026, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains details related to the repurchase of common stock based on the date of trade during the quarter ended October 2, 2026:

Period	Total Number of Shares Purchased (1)	Weighted-average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
7/4-8/7	351	$18.00	—	$250,000,000
8/8-9/4	—	$—	—	$250,000,000
9/5-10/2	—	$—	—	$250,000,000
Total	351	$18.00	—	$250,000,000

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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended October 2, 2026, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Change in Control Agreements
On November 4, 2026, Fox Factory Holding Corp. entered into Change in Control Agreements with certain of its executive officers, including Dennis C. Schemm, Toby D. Merchant and Brendan R. Enick (each of whom is a named executive officer of the Company). Each agreement provides for the following if the executive is terminated without cause or resigns for good reason in connection with a change in control, subject to signing a release of claims:
•a lump-sum payment equal to two times the sum of the executive’s base salary and target annual bonus;
•Company-paid COBRA premiums, or equivalent cash payments, for up to 24 months; and
•a payment providing the full value of outstanding performance share units at target performance, to the extent not otherwise provided in connection with the change in control (or, for units not assumed in the change in control, at closing without regard to termination).
The agreements replace base salary severance and health care continuation under the executive’s employment agreement, and provide no tax gross-up.
The foregoing description is qualified in its entirety by reference to the form of Change in Control Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Retirement and Transition Agreement with Michael C. Dennison
As previously reported in the Company's Current Report on Form 8-K filed on October 16, 2026, Michael C. Dennison stepped down as Chief Executive Officer and resigned from the Board effective October 15, 2026. On November 4, 2026, the Company and Mr. Dennison entered into a Retirement and Transition Agreement (the "Transition Agreement"). Under the Transition Agreement, Mr. Dennison will remain employed as a non-executive Advisor until his retirement on August 15, 2027, at an annual base salary of $240,000. He remains eligible for a fiscal 2026 annual bonus based on actual performance (without negative discretion), prorated through October 15, 2026. His outstanding equity awards will continue to vest through his retirement date, and his retirement will be treated as a qualified retirement for purposes of those awards. The Company will also pay his COBRA premiums through December 31, 2027 (or, if earlier, until he becomes eligible for coverage with a new employer) and transfer his Company vehicle to him. If the Company terminates his employment without cause before his retirement date, he will receive the same compensation, benefits and equity vesting as if he had remained employed through that date. The Transition Agreement includes a release of claims by Mr. Dennison.
The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement, which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Filed or Furnished Herewith
2.1*	Stock Purchase Agreement, dated September 25, 2026, by and between Fox Factory, Inc and Squared Up Holdings, LLC	8-K	001-36040	September 29, 2026
3.1	Second Amended and Restated Certificate of Incorporation	10-Q	001-36040	August 4, 2023
3.2	Second Amended and Restated Bylaws	8-K	001-36040	August 1, 2024
10.1*	Unsecured Subordinated Convertible Promissory Note, dated September 25, 2026, issued by Squared Up Holdings, LLC to Fox Factory, Inc.	8-K	001-36040	September 29, 2026
10.2†	Employment Agreement between Fox Factory Holding Corp. and Douglas J. Grimm, dated as of October 16, 2026	8-K	001-36040	October 16, 2026
10.3†	Form of Change in Control Agreement				X
10.4†	Form of Restricted Share Unit Award Agreement under the 2022 Omnibus Plan (2026)				X
10.5†	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Plan (2026)				X
10.6†	Retirement and Transition Agreement by and between Fox Factory Holding Corp. and Michael C. Dennison, dated November 4, 2026				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
X    Filed herewith
†    Management contract or compensatory plan.
*    Schedules and exhibits to this exhibit, as originally filed with the Securities and Exchange Commission, were omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish a copy of any omitted schedule and exhibit to the Securities and Exchange Commission upon request.
**    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOX FACTORY HOLDING CORP.

November 5, 2026	By:	/s/ Dennis C. Schemm
Dennis C. Schemm, Chief Financial Officer
(Principal Financial Officer)

FOX FACTORY HOLDING CORP.
November 5, 2026	By:	/s/ Brendan R. Enick
Brendan R. Enick, Chief Accounting Officer
(Principal Accounting Officer)